Form 10QSB
period 1997-03-31
DAOU SYSTEMS INC
filed 1997-04-23
CIK 1003989

--------------------------------------------------------------------------------



                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                               ------------------------

                                     FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the quarterly period ended March 31, 1997

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from                to            , 1997
                                   --------------    -----------


                               ------------------------

                           Commission File No.:  000-22073

                                  DAOU SYSTEMS, INC.
          (Exact name of small business issuer as specified in its charter)


                 Delaware                                       330284454
    (State or other jurisdiction of                          (IRS Employer
      incorporation or organization                        Identification No.)

                                 5120 Shoreham Place
                             San Diego, California  92122
                       (Address of principal executive offices)

                                    (619) 452-2221
                             (Issuer's telephone number)

                               ------------------------


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes
                                                                        ---

            The number of shares of Registrant's Common Stock outstanding as of April 15, 1997:
                                      10,267,678

                               ------------------------

   Transactional Small Business Disclosure Format (check one): Yes / / No  /X/

--------------------------------------------------------------------------------

                                  DAOU SYSTEMS, INC.

                                 Index to Form 10-QSB


PART I.         FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements                    Page

Condensed Balance Sheets
  March 31, 1997 and December 31, 1996                      3

Condensed Statements of Operations
  Three Months Ended March 31, 1997 and 1996                4

Condensed Statements of Cash Flows
  Three Months Ended March 31, 1997 and 1996                5

Notes to Condensed Financial Statements                     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations    7-8

PART II.    OTHER INFORMATION                               9

SIGNATURES                                                 10

Item 1.  Condensed Financial Statements
                                  DAOU SYSTEMS, INC.
                               CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                        ASSETS


                                             MARCH 31,     DECEMBER 31,
                                               1997           1996
                                           -------------  -------------
                                            (unaudited)
Current assets
  Cash and equivalents                       $  16,835      $   2,284
  Accounts receivable, net                       3,372          4,085
  Contract work in progress                      4,850          3,600
  Other current assets                           1,412            748
                                           -------------  -------------
   Total current assets                         26,469         10,717
Equipment, furniture and fixtures, net           1,576            827
                                           -------------  -------------
Other assets                                       309            366
                                           -------------  -------------
                                             $  28,354      $  11,910
                                           -------------  -------------
                                           -------------  -------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                           $   1,669      $     530
  Accrued liabilities                            1,903          2,333
                                           -------------  -------------
   Total current liabilities                     3,572          2,863
Commitments and contingencies
Redeemable preferred stock                           -          8,190

Stockholders' equity
 Preferred stock, $.001 par value
   Authorized shares - 5,000
   Issued and outstanding - none                     -              -
Common stock, $.001 par value
   Authorized shares - 50,000
   Issued and outstanding - 10,268                   8              7
Additional paid-in capital                      24,720          1,246
Deferred compensation                           (1,102)        (1,166)
Accretion of redeemable preferred stock              -           (572)
Retained earnings                                1,156          1,342
                                           -------------  -------------
   Total stockholders' equity                   24,782            857
                                           -------------  -------------
                                             $  28,354      $  11,910
                                           -------------  -------------
                                           -------------  -------------

                                See accompanying notes

                                  DAOU SYSTEMS, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                     (UNAUDITED)


                                  THREE MONTHS ENDED MARCH 31,
                                     1997           1996
                                  ------------   ------------
Revenues                             $ 5,204       $  2,329
Cost of revenues                       3,607          1,675
                                  ------------   ------------
Gross profit                           1,597            654
Operating expenses
  Sales and marketing                  1,021            330
  General and administrative           1,076            791
                                  ------------   ------------
  Total operating expenses             2,097          1,121
                                  ------------   ------------
Loss from operations                    (500)          (467)
Interest income, net                     114             70
                                  ------------   ------------
Loss before income taxes                (386)          (397)
Benefit for income taxes                (154)          (234)
                                  ------------   ------------
Net loss                             $  (232)       $  (163)
                                  ------------   ------------
                                  ------------   ------------
Net loss per share                   $  (.02)       $  (.02)
                                  ------------   ------------
                                  ------------   ------------
Shares used in calculation of
  net loss per share
                                       9,312          8,268
                                  ------------   ------------
                                  ------------   ------------

                                See accompanying notes

                                  DAOU SYSTEMS, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                 THREE MONTHS ENDED MARCH 31,
                                                       1997         1996
                                                 --------------  ------------
Operating activities:
  Net loss                                             $  (232)    $  (163)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
    Depreciation and amortization                          162          32
    Changes in operating assets and liabilities           (385)     (1,116)
                                                 --------------  ------------
Net cash flows used in operating
  activities
                                                          (455)     (1,247)

Investment activities:
  Additions to equipment, furniture
    and fixtures                                          (846)       (208)
  Changes in other assets                                 (  4)       ( 38)
                                                 --------------  ------------
Net cash flows used in
  investing activities                                    (850)       (246)
Financing activities:   Sale of common stock            15,856           -
                                                 --------------  ------------

Net increase (decrease) in cash and cash
  equivalents                                           14,551      (1,493)
Cash and cash equivalents at
  beginning of period                                    2,284       2,599
                                                 --------------  ------------
Cash and cash equivalents at
  end of period                                       $ 16,835     $ 1,106
                                                 --------------  ------------
                                                 --------------  ------------

                                See accompanying notes

                                  DAOU SYSTEMS, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The condensed financial statements of DAOU Systems, Inc. (the "Company") for the three-month periods ended March 31, 1997 and 1996 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which in the opinion of management, are necessary to fairly present the financial position at March 31, 1997 and the results of operations for the three-month periods ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1996 included in the Company's Form SB-2 filed with the Securities and Exchange Commission.

2.  Per Share Information

Net loss per common share has been computed using the weighted average number of common shares and dilutive common share equivalents outstanding during each period presented unless the effect of such would be antidilutive. Common share equivalents result from outstanding options and warrants to purchase common shares.

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Results of Operations

The Company's revenues were $5.2 million and $2.3 million for the quarters ended March 31, 1997 and 1996, respectively, representing an increase of 123%. This increase was primarily due to the inclusion of revenues from the Company's I/S outsourcing services, which the Company did not provide in the first quarter of 1996. Services to five customers accounted for approximately $3.8 million of total revenues in the first quarter of 1997, representing approximately 72% of total revenues.

Cost of revenues was $3.6 million and $1.7 million for the quarters ended March 31, 1997 and 1996, respectively, representing an increase of 115%. Gross margin was 31% and 28% for the quarters ended March 31, 1997 and 1996, respectively. This increase in gross margin was primarily due to the increase in the professional services portion of our deliveries during the quarter.

Sales and marketing expenses were $1.0 million and $330,000 for the quarters ended March 31, 1997 and 1996, respectively, representing an increase of 209%. This increase was primarily due to the further implementation of a regional sales structure, an increase in sales personnel and the expansion of the Company's marketing programs. Sales and marketing expenses were 20% and 14% of revenues for the quarters ended March 31, 1997 and 1996, respectively. The Company intends to continue investing in its sales infrastructure and expects that sales and marketing expenses will to continue to increase in dollar terms to support the anticipated growth in the Company's business.

General and administrative expenses were $1.1 million and $791,000 for the quarters ended March 31, 1997 and 1996, respectively, representing an increase of 36%. The primary factors contributing to this increase were costs associated with the implementation of a management information system, the addition of senior management and other infrastructure requirements. General and administrative expenses were 20% and 34% of revenues for the quarters ended March 31, 1997 and 1996, respectively. The Company expects that general and administrative expenses will increase in dollar terms to support the anticipated growth in the Company's business. As a percentage of revenues, these expenses should decrease with the increase in revenue.

Net interest was $114,000 and $70,000 for the quarters ended March 31, 1997 and 1996, respectively. Interest income consists of interest on cash and cash equivalents, short-term investments, and notes receivable from officers and stockholders. Interest expense consists of interest associated with the Company's business line of credit and term financing of insurance premiums, but was not significant during either period.

Liquidity and Capital Resources

At March 31, 1997, the Company had working capital of $22.9 million compared to $7.9 million on December 31, 1996. The primary reason for the increase was the successful completion of the Company's initial public offering of its common stock which raised $15.9 million, net of issuance costs. The Company has an additional $1.5 million available under a revolving line of credit. Advances under the revolving line of credit bear interest at the bank's reference rate (currently 8.5%) plus 0.5% per annum. Through March 31, 1997, there have been no borrowings under the revolving line of credit, which expires October 1, 1997. This line of credit is secured by substantially all of the assets of the Company and contains customary covenants and restrictions. As of March 31, 1997, the Company was in compliance with all such covenants and restrictions. During the quarter ended March 31, 1997, cash used in operating activities was $455,000 which resulted primarily from an increase in the Company's investment in work in process.

The Company believes that its present sources of liquidity will be sufficient to finance operations for the foreseeable future and such sources of liquidity may be used to fund acquisitions of complimentary businesses, although the Company does not have any specific proposals, arrangements or understandings with respect to any future acquisitions. The Company may sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in additional dilution to the Company's stockholders and the incurrence of debt could result in additional interest expense.

Business Risks

In addition to the factors addressed in the preceding sections, certain dynamics of the Company's markets and operations create fluctuations in the Company's quarterly results. Uncertainty and cost containment in healthcare and competitive conditions present certain other risks to operating results which are more fully described in the Company's SB-2 filed with the Securities and Exchange Commission. Except for the historical information presented herein, the matters discussed in this document are forward-looking statements that involve numerous risks and uncertainties. The Company's actual results could differ materially from those projected in such forward-looking statements and will depend upon a number of factors, including those discussed in this document and in prior SEC filings, press releases and other public filings of the Company.

PART II  OTHER INFORMATION

1.  Legal Proceedings

On February 25, 1997, Gary Colvin, an ex-employee of the Company filed a lawsuit against the Company and certain of its officers and directors in the U.S. District Court of the Southern District of California (Gary L. Colvin v. DAOU Systems, et al.). In the complaint, the ex-employee alleges various claims related to his former employment with the Company, including, among other claims, wrongful termination, breach of contract, certain civil rights violations and claims of unpaid minimum wages and unpaid overtime, and seeks damages in the aggregate amount of approximately $30 million. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously.

6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

     EXHIBIT NO.             DESCRIPTION
    -----------              -----------
    27                       Financial Data Schedule

    (b)The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DAOU SYSTEMS, INC.


Date:  April 22, 1997             By:  /s/Daniel J. Daou
                                     -------------------
                                     Daniel J. Daou
                                     President


Date:  April 22, 1997             By:  /s/Fred C. McGee
                                     -------------------
                                     Fred C. McGee
                                     Chief Financial Officer