Form 10QSB
period 1997-06-30
DAOU SYSTEMS INC
filed 1997-07-16
CIK 1003989

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                            -----------------------------

                                     FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from ______________ to ___________, 1997


                            -----------------------------

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

                            -----------------------------


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ___

    The number of shares of Registrant's Common Stock outstanding as of July 15, 1997:
                                      10,977,499

                            -----------------------------

    Transactional Small Business Disclosure Format (check one): Yes [ ]  No[X]

                                  DAOU SYSTEMS, INC.

                                 Index to Form 10-QSB


PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements                   Page

Condensed Balance Sheets (unaudited)
    June 30, 1997 and December 31, 1996                      3

Condensed Statements of Operations (unaudited)
    Three Months and Six Months Ended
       June 30, 1997 and 1996                                4

Condensed Statements of Cash Flows (unaudited)
    Six Months Ended March 31, 1997 and 1996                 5

Notes to Condensed Financial Statements                      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       7

PART II. OTHER INFORMATION                                   9

SIGNATURES                                                  10

Item 1.    Condensed Financial Statements
                                  DAOU SYSTEMS, INC.
                               CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                        ASSETS
                                                   JUNE 30,    DECEMBER 31,
                                                    1997           1996
                                                 -----------   ------------
                                                 (unaudited)
Current assets
 Cash and equivalents                             $  14,584      $   2,284
 Accounts receivable, net                             5,593          4,085
 Contract work in progress                            5,297          3,600
 Other current assets                                   780            748
                                                  ---------    -----------
   Total current assets                              26,254         10,717
Equipment, furniture and fixtures, net                1,885            827
Other assets                                            349            366
                                                  ---------    -----------
                                                  $  28,488      $  11,910
                                                  ---------    -----------
                                                  ---------    -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                 $   1,883      $     530
 Accrued liabilities                                  1,900          2,333
                                                  ---------    -----------
   Total current liabilities                          3,783          2,863
Commitments and contingencies
Redeemable preferred stock                                -          8,190

Stockholders' equity
 Preferred stock, $.001 par value
   Authorized shares - 5,000
   Issued and outstanding - none                          -              -
 Common stock, $.001 par value
   Authorized shares - 50,000
   Issued and outstanding - 10,277                        8              7
 Additional paid-in capital                          24,566          1,246
 Deferred compensation                               (1,037)        (1,166)
 Accretion of redeemable preferred stock                  -           (572)
 Retained earnings                                    1,168          1,342
                                                  ---------    -----------
   Total stockholders' equity                        24,705            857
                                                  ---------    -----------
                                                  $  28,488      $  11,910
                                                  ---------    -----------
                                                  ---------    -----------

                                See accompanying notes

                                  DAOU SYSTEMS, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                     (UNAUDITED)


                                                      Periods Ended June 30,
                                            Three Months                  Six Months
                                       1997           1996           1997           1996
                                  ---------------------------------------------------------
Revenues                            $  6,004       $  5,201       $ 11,208        $ 7,530
Cost of revenues                       3,997          3,668          7,604          5,343
                                   ---------------------------------------------------------
Gross profit                           2,007          1,533          3,604          2,187
Operating expenses
 Sales and marketing                   1,075            376          2,096            706
 General and administrative            1,044            944          2,120          1,735
                                   ---------------------------------------------------------
   Total operating expenses            2,119          1,320          4,216          2,441
                                   ---------------------------------------------------------
Income (loss) from operations        (   112)           213        (   612)        (  254)
Interest income, net                     209             50            323            120
                                   ---------------------------------------------------------
Income (loss) before
 income taxes                             97            263        (   289)        (  134)
Provision for(benefit from)
 income taxes
                                          39            155        (   115)        (   79)
                                   ---------------------------------------------------------
Net income (loss)                   $     58        $   108       $(   174)       $(   55)
                                   ---------------------------------------------------------
                                   ---------------------------------------------------------
Net income (loss) per share         $    .01        $   .01       $(   .02)       $(  .01)
                                   ---------------------------------------------------------
                                   ---------------------------------------------------------
Shares used in calculation of
 net income (loss) per share          11,029          8,330         10,552          8,268
                                   ---------------------------------------------------------
                                   ---------------------------------------------------------


                                See accompanying notes

                                  DAOU SYSTEMS, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                      SIX MONTHS ENDED JUNE 30,
                                                         1997          1996
                                                      ----------     ---------
Operating activities:
 Net loss                                             $  (   174)    $ (    55)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
  Depreciation and amortization                              389            81
  Changes in operating assets and liabilities            ( 2,275)      (   776)
                                                      ----------     ---------
Net cash flows used in operating activities              ( 2,060)      (   750)

Investment activities:
 Additions to equipment, furniture
   and fixtures                                          ( 1,318)      (   332)
 Proceeds from short-term investments                          -         2,451
 Changes in other assets                                 (    25)            4
                                                      ----------     ---------
Net cash flows used in
 investing activities                                    ( 1,343)        2,123
Financing activities:
 Sale of common stock                                     15,703             -

                                                      ----------     ---------
Net increase in cash and cash equivalents                 12,300         1,373
Cash and cash equivalents at
 beginning of period                                       2,284         2,599
                                                      ----------     ---------
Cash and cash equivalents at
 end of period                                        $   14,584     $   3,972
                                                      ----------     ---------
                                                      ----------     ---------

                                See accompanying notes

                                  DAOU SYSTEMS, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The condensed financial statements of DAOU Systems, Inc. (the "Company") at June 30, 1997 and for the six-month periods ended June 30, 1997 and 1996 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which in the opinion of management, are necessary to fairly present the financial position at June 30, 1997 and the results of operations for the three and six-month periods ended June 30, 1997 and 1996. The results of operations for the three or six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 included in the Company's Form SB-2 filed with the Securities and Exchange Commission.

2.  Net Income (Loss) Per Share

For periods subsequent to the completion of the Company's initial public offering of common stock ("IPO") in February 1997, net income (loss) per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Common share equivalents result from outstanding options and warrants to purchase common stock. For loss periods, common share equivalents were not included in computing net loss per share since the effect would have been antidilutive. For periods prior to the IPO, net income (loss) per share is computed pursuant to the requirements of the Securities and Exchange Commission which require that common stock issued during the twelve months immediately preceding the IPO, plus the number of equivalent shares of common stock granted or issued during the same period, be included in the calculation of shares used in computing net income (loss) per share as if these shares were outstanding for all periods presented (using the treasury stock method and the assumed initial public offering price). In addition, the calculation of the shares used in computing net income (loss) per share also gives effect to the conversion and exchange of the shares of preferred stock upon completion of the IPO using the if-converted method from the original date of issuance.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which supersedes APB Opinion 15. Statement No. 128 replaces the presentation of primary EPS with "Basic EPS" which includes no dilution and is based on weighted-average common shares outstanding for the period. Companies with complex capital structures, including DAOU Systems, Inc., will also be required to present "Diluted EPS" that reflects the potential dilution of securities like employee stock options. Statement No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined what the impact of Statement No. 128 will be on the calculation of earnings per share.

3.  Subsequent Event

On July 7, 1997, the Company acquired by merger, in exchange for 700,000 shares of the Company's common stock valued at $11.4 million, all of the outstanding shares of INTEGREX Systems Corporation. The transaction will be accounted for as a pooling of interests.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Results of Operations

The Company's revenues were $6.0 million and $5.2 million for the quarters ended June 30, 1997 and 1996, respectively, representing an increase of 15%. This increase was due primarily to the increased number of management contracts. Services to six customers accounted for $4.3 million of total revenues in this quarter, representing 72% of total revenues. For the six months ended June 30, 1997 and 1996, respectively, sales were $11.2 million and $7.5 million which represents an increase of 49%. This increase was primarily the result of revenues from outsourcing services which the Company did not provide in the first quarter of 1996.

Cost of revenues was $4.0 million and $3.7 million for the quarters ended June 30, 1997 and 1996, respectively, representing an increase of 9%. Gross margin was 33% and 29% for the quarters ended June 30, 1997 and 1996, respectively. This increase in gross margin was primarily due to the increase in the professional services portion of the Company's deliveries during the quarter. Cost of revenues for the six-month period ended June 30, 1997 and 1996 were $7.6 and $5.3 million, respectively, which is an increase of 42%. Gross margin for the six months ended June 30, 1997 and 1996, was 32% and 29%, respectively. The increase in gross margin for the latest period is primarily attributable to increased professional services which have higher margins.

Sales and marketing expenses were $1.1 million and $376,000 for the quarters ended June 30, 1997 and 1996, respectively, representing an increase of 186%. This increase was primarily due to the further implementation of a regional sales structure, an increase in sales personnel and the expansion of the Company's marketing programs. Sales and marketing expenses were 18% and 7% of revenues for the quarters ended June 30, 1997 and 1996, respectively. For the six-month periods ended June 30, 1997 and 1996, sales and marketing expenses were $2.1 million and $706,000, respectively, representing 19% and 9% of revenues in those periods The Company intends to continue investing in its sales infrastructure and expects that sales and marketing expenses will continue to increase in dollar terms to support the anticipated growth in the Company's business.

General and administrative expenses were $1.0 million and $944,000 for the quarters ended June 30, 1997 and 1996, respectively, representing an increase of 11%. The primary factors contributing to this increase were costs associated with the implementation of a management information system, the addition of senior management and other infrastructure requirements. General and administrative expenses were 17% and 18% of revenues for the quarters ended June 30, 1997 and 1996, respectively. General and administrative expenses for the six-month periods ended June 30, 1997 and 1996 were $2.1 million and $1.7 million or 19% and 23% of revenues, respectively. The Company expects some increase in general and administrative expenses in dollar terms to support the anticipated growth in the Company's business. As a percentage of revenues, these expenses should decrease with the increase in revenue.

Net interest was $209,000 and $50,000 for the quarters ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, respectively, net interest was $323,000 and $120,000. Interest income consists of interest on cash and cash equivalents and short-term investments. Interest expense in 1996 consisted of interest associated with the Company's business line of credit and term financing of insurance premiums, but was not significant during either period.

Liquidity and Capital Resources

At June 30, 1997, the Company had working capital of $22.5 million which is up from the $7.9 million on December 31, 1996. The primary reason for the increase was the successful completion of the Company's initial public offering of its common stock which raised $15.7 million, net of issuance costs. The Company has an additional $1.5 million available under a revolving line of credit. Advances under the revolving line of credit bear interest at the bank's reference rate (currently 8.5%) plus 0.5% per annum. Through June 30, 1997, there have been no borrowings under the revolving line of credit, which expires October 1, 1997. This line of credit is secured by substantially all of the assets of the Company and contains customary covenants and restrictions. As of June 30, 1997, the Company was in compliance with all such covenants and restrictions. For the six months ended June 30, 1997, cash used in operating activities was $2.1 million which resulted primarily from an increase in the Company's investment in work in process and accounts receivable due to timing on billings.

The Company believes that its present sources of liquidity will be sufficient to finance operations for the foreseeable future and such sources of liquidity may be used to fund additional acquisitions of complimentary businesses, although the Company does not have any specific proposals, arrangements or understandings with respect to any future acquisitions. The Company may sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities or issuance of same in future acquisitions could result in additional dilution to the Company's stockholders and the incurrence of debt could result in additional interest expense.

Business Risks

In addition to the factors addressed in the preceding sections, certain dynamics of the Company's markets and operations create fluctuations in the Company's quarterly results. Uncertainty and cost containment in healthcare and competitive conditions present certain other risks to operating results which are more fully described in the Company's SB-2 filed with the Securities and Exchange Commission (SEC) and other SEC filings. Except for the historical information presented herein, the matters discussed in this document are forward-looking statements that involve numerous risks and uncertainties. The Company's actual results could differ materially from those projected in such forward-looking statements and will depend upon a number of factors, including those discussed in this document and in prior SEC filings, press releases and other public filings of the Company.

PART II       OTHER INFORMATION

1.  Legal Proceedings

On February 25, 1997, Gary Colvin, an ex-employee of the Company filed a lawsuit against the Company and certain of its officers and directors in the U.S. District Court of the Southern District of California (Gary L. Colvin v. DAOU Systems, et al.). In the complaint, the ex-employee alleges various claims related to his former employment with the Company, including, among other claims, wrongful termination, breach of contract, certain civil rights violations and claims of unpaid minimum wages and unpaid overtime, and seeks damages in the aggregate amount of approximately $30 million. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously. There has been no change in the status as of July 14, 1997.

6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

      Exhibit No.            Description
      ----------             -----------
      27                     Financial Data Schedule

     (b) On July 9, 1997, a Form 8-K was filed to report that the Company entered into an Agreement and Plan of Merger to exchange 700,000 shares of the Company's common stock for all of the outstanding shares of INTEGREX Systems Corporation. The merger was effective on July 9, 1997 and will be accounted for as a pooling of interests.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DAOU SYSTEMS, INC.


Date:  July 14, 1997         By: /s/Daniel J. Daou
                                ---------------------------------
                                 Daniel J. Daou
                                 President


Date:  July 14, 1997         By: /s/Fred C. McGee
                                ---------------------------------
                                 Fred C. McGee
                                 Chief Financial Officer