Form 10QSB
period 1997-09-30
DAOU SYSTEMS INC
filed 1997-11-04
CIK 1003989

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                ----------------------

                                     FORM 10-QSB

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the quarterly period ended September 30, 1997

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
    For the transition period from ______________ to ___________, 1997


                                ----------------------


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


                                ----------------------


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ___

    The number of shares of Registrant's Common Stock outstanding as of October 22, 1997:
                                       11,712,288

                                ----------------------

    Transactional Small Business Disclosure Format (check one): Yes / /  No /X/

                                  DAOU SYSTEMS, INC.

                                 Index to Form 10-QSB


PART I.         FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements                    Page

Condensed Consolidated Balance Sheets at December 31, 1996
 and  September 30, 1997 (unaudited)                                       3

Condensed Consolidated Statements of Operations
    Three Months and Nine Months Ended
       September 30, 1997 and 1996 (unaudited)                             4

Condensed Consolidated Statements of Cash Flows
    Nine Months Ended September, 1997 and 1996 (unaudited)                 5

Notes to Condensed Consolidated Financial Statements                       6-7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    7-9

PART II.    OTHER INFORMATION                                              9-10

SIGNATURES                                                                 11

Item 1.  Condensed Consolidated Financial Statements

                                DAOU SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for per share data)
                                      ASSETS

                                              September 30,       December 31,
                                                  1997               1996
                                              -------------       ------------
                                               (unaudited)          (note)
Current assets:
  Cash and equivalents                            $  12,580           $   2,457
  Marketable Securities                               7,828                   -
  Accounts receivable, net                            6,294               6,171
  Contract work in progress                          10,737               3,783
  Other current assets                                  858                 784
                                              -------------       ------------
    Total current assets                             38,297              13,195
Equipment, furniture and fixtures, net                2,696               1,155
Other assets                                          1,641                 482
                                              -------------       ------------
                                                  $  42,634           $  14,832
                                              -------------       ------------
                                              -------------       ------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $   1,746           $     796
  Accrued liabilities                                 5,515               3,296
  Current portion of long term debt                      34                 226
                                              -------------       ------------
    Total Current Liabilities                         7,295               4,318
Commitments and contingencies                            38                  62
Long-term debt                                           47                  18
Redeemable preferred stock                                -               8,190
                                              -------------       ------------
    Total Liabilities                                 7,380              12,588
Stockholders' equity:
  Preferred stock, $.001 par value
    Authorized shares - 5,000
    Issued and outstanding - none                         -                   -
  Common stock, $.001 par value
    Authorized shares - 50,000
    Issued and outstanding - 10,277                      10                   8
  Additional paid-in capital                         34,309               1,350
  Deferred compensation                                (972)             (1,166)
  Accretion of redeemable preferred stock                 -                (572)
  Retained earnings                                   1,907               2,624
                                              -------------       ------------
    Total Stockholders' Equity                       35,254               2,244
                                              -------------       ------------
                                                $  42,634           $  14,832
                                              -------------       ------------
                                              -------------       ------------

                              See accompanying notes

Note: The balance sheet at December 31, 1996 has been derived from the audited Financial Statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                  DAOU SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                     (UNAUDITED)

                                            Periods Ended September 30,
                                     Three Months               Nine Months
                                  1997          1996         1997         1996
                                 ----------------------------------------------

Revenues                         $ 11,299    $  7,043    $  27,191    $  19,330
Cost of revenues                    7,765       4,957       18,866       13,752
                                 ----------------------------------------------
Gross profit                        3,534       2,086        8,325        5,578
Operating expenses:
  Sales and marketing               1,344         572        3,742        1,426
  General and administrative        1,440       1,234        4,335        3,643
  Merger related expenses             684           -          684            -
                                 ----------------------------------------------
    Total operating expenses        3,468       1,806        8,761        5,069
                                 ----------------------------------------------
Income (loss) from operations          66         280         (436)         509
Interest income, net                  213          45          532          161
Other income/(expense), net             -           -           34            -
                                 ----------------------------------------------

Income before income taxes            279         325          130          670
                                 ----------------------------------------------
Provision for income taxes            766          62          707           87
Net income (loss)                $   (487)   $    263    $    (577)   $     583

Net income (loss) per share      $   (.04)   $    .03    $    (.05)   $     .06
                                 ----------------------------------------------
                                 ----------------------------------------------
Shares used in calculation of
   net income (loss) per share     11,480       9,298       11,580        9,178
                                 ----------------------------------------------
                                 ----------------------------------------------

                                See accompanying notes

                                  DAOU SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                    1997              1996
                                                -----------       -----------
Operating activities:
  Net income (loss)                                $   (577)         $    583
  Adjustments to reconcile net income (loss) to net cash used in operating activities:

  Depreciation and amortization                         671               129
  Changes in operating assets and liabilities      (  5,277)         (  2,754)
                                                -----------       -----------
Net cash flows used in operating activities        (  5,183)         (  2,042)

Investment activities:
  Additions to equipment, furniture
    and fixtures                                   (  2,018)         (    585)
  Purchase of short-term investments               (  7,828)            3,686
  Changes in other assets                               112                 1
                                                -----------       -----------
Net cash flows (used in) provided by
  investing activities                             (  9,734)            3,102

Financing activities:
  Repayment of long-term debt                          (163)               (4)
  Proceeds from issuance of common stock             25,343               223
  Earnings distributed                                 (140)              (23)
                                                -----------       -----------
Net cash flows provided by financing activities      25,040               196
                                                -----------       -----------

Net increase in cash and cash equivalents            10,123             1,256
Cash and cash equivalents at
  beginning of period                                 2,457             2,828
                                                -----------       -----------
Cash and cash equivalents at
  end of period                                    $ 12,580           $ 4,084
                                                -----------       -----------
                                                -----------       -----------

                                See accompanying notes

                               DAOU SYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated financial statements of DAOU Systems, Inc. (the "Company") at September 30, 1997 and for the three-month periods ended September 30, 1997 and 1996 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which in the opinion of management, are necessary to fairly present the financial position at September 30, 1997 and the results of operations for the three and nine-month periods ended September 30, 1997 and 1996. The results of operations for the three or nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 included in the Company's Form SB-2 filed with the Securities and Exchange Commission which became effective August 15, 1997.

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

3. Mergers and Acquisitions

As previously reported on July 9, 1997, the Company acquired by merger, in exchange for 700,000 shares of it's common stock all of the outstanding shares of INTEGREX Systems Corporation. The transaction has been accounted for as a pooling of interests. Final merger costs were $524,000, which are included in the accompanying statements of operations.

On September 25, 1997, the Company exchanged 150,000 shares of it's common stock for all of the outstanding shares of On-Line Networking, Inc.
(On-Line). The transaction has been accounted for as a pooling of interests. On-Line is a provider of communication infrastructure services and like DAOU Systems, Inc., is focused within the healthcare information technology market. Merger costs are expected to approximate $160,000 and the Company has charged such costs to the results of operations. The current period income tax provision includes an adjustment of $426,000 due to conversion of On-Line from the cash to the accrual basis of accounting following the merger.

Total revenues and net income (loss) of the Company, INTEGREX and On-Line for the periods preceeding the merger were:

                               DAOU      INTEGREX       ON-LINE       COMBINED
                            --------     --------       -------       --------
Nine Months ended September 30, 1996 (unaudited)
Total revenues              $ 12,357      $ 3,439       $ 3,534       $ 19,330
Net income (loss)                 17          374           192            583

Three months ended September 30, 1996 (unaudited)
Total revenues                 4,827        1,329           887           7,043
Net income (loss)                 72          217           (26)            263

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's revenues were $11.3 million and $7.0 million for the quarters ended September 30, 1997 and 1996, respectively, representing an increase of 61%. This increase was due primarily to the increased number of implementation contracts. Services to five customers accounted for $11.6 million for the nine months ended; representing 43% of total revenues of which sales to Candler represented 12%. For the nine months ended September 30, 1997 and 1996, respectively, sales were $27.2 million and $19.3 million, which represents an increase of 41%. This increase was primarily the result of revenues from outsourcing and network management services.

Cost of revenues was $7.8 million and $5.0 million for the quarters ended September 30, 1997 and 1996, respectively, representing an increase of 56%. Gross margin was 31% and 30% for the quarters ended September 30, 1997 and 1996, respectively. This increase in gross margin was primarily due to an increase in the professional services portion of the Company's deliveries during the quarter. Cost of revenues for the nine-month period ended September 30, 1997 and 1996 were $18.9 and $13.8 million, respectively, which is an increase of 37%. Gross margin for the nine months ended September 30, 1997 and 1996, was 31% and 29%, respectively. The increase in gross margin for the nine-month period is primarily attributable to an increase in the professional services portion of the Company's deliveries.

Sales and marketing expenses were $1.3 million and $572,000 for the quarters ended September 30, 1997 and 1996, respectively, representing an increase of 135%. This increase was primarily due to the further implementation of a regional sales structure, an increase in sales personnel and the expansion of the Company's marketing programs. Sales and marketing expenses were 12% and 8% of revenues for the quarters ended September 30, 1997 and 1996, respectively. For the nine-month periods ended September 30, 1997 and 1996, sales and marketing expenses were $3.7 million and $1.4 million respectively, representing 14% and 7% of revenues in those periods. The Company intends to continue investing in its sales infrastructure and expects that sales and marketing expenses will continue to increase in dollar terms to support the anticipated growth in the Company's business.

General and administrative expenses were $1.4 million and $1.2 million for the quarters ended September 30, 1997 and 1996, respectively, representing an increase of 17%. The primary factors contributing to this increase were costs associated with the integration of Integrex Systems Corporation and other infrastructure requirements. General and administrative expenses were 13% and 18% of revenues for the quarters ended September 30, 1997 and 1996, respectively. General and administrative expenses for the nine-month periods ended September 30, 1997 and 1996 were $4.3 million and $3.6 million or 16% and 19% of revenues, respectively. The Company expects some increase in general and administrative expenses in dollar terms to support the anticipated growth in the Company's business. As a percentage of revenues, these expenses should decrease with the increase in revenue.

Net interest was $213,000 and $45,000 for the quarters ended September 30, 1997 and 1996, respectively. For the nine months ended September 1997 and 1996, respectively, net interest was $532,000 and $161,000. Interest income consists of interest on cash and cash equivalents and short-term investments. Interest expense in 1996 consisted of interest associated with the Company's business line of credit and term financing of insurance premiums, but was not significant during either period.

The current period income tax provision includes a deferred tax adjustment of $426,000 resulting from the conversion of On-Line from the cash to the accrual basis accounting following the merger.

Liquidity and Capital Resources

At September 30, 1997, the Company had working capital of $31.7 million which is up from the $8.9 million on December 31, 1996. The primary reason for the increase was the successful completion of the Company's initial and secondary offering of its common stock which raised $24.8 million, net of issuance costs. The Company has an additional $1.5 million available under a revolving line of credit. Advances under the revolving line of credit bear interest at the bank's reference rate (currently 8.5%) plus 0.5% per annum. Through September 30, 1997, there have been no borrowings under the revolving line of credit, which expired October 1, 1997. This line of credit is secured by substantially all of the assets of the Company and contains customary covenants and restrictions. As of September 30, 1997, the Company was in compliance with all such covenants and restrictions. For the nine months ended September 30, 1997, cash used in operating activities was $5.2 million which resulted primarily from an increase in the Company's investment in work in process.

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

PART II       OTHER INFORMATION

1. Legal Proceedings

On February 25, 1997, Gary Colvin, an ex-employee of the Company filed a lawsuit against the Company and certain of its officers and directors in the U.S. District Court of the Southern District of California (Gary L. Colvin v. DAOU Systems, et al.). In the complaint, the ex-employee alleges various claims related to his former employment with the Company, including, among other claims, wrongful termination, breach of contract, certain civil rights violations and claims of unpaid minimum wages and unpaid overtime, and seeks damages in the aggregate amount of approximately $30 million. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously. There has been no change in the status as of October 22, 1997.

6. Exhibits and Reports on Form 8-K

(a) Exhibits

          EXHIBIT NO.                              DESCRIPTION
          -----------                              -----------
          27                                  Financial Data Schedule

    (b) On July 9, 1997, a Form 8-K was filed to report that the Company entered into an Agreement and Plan of Merger to exchange 700,000 shares of the Company's common stock for all of the outstanding shares of INTEGREX Systems Corporation. The merger was effective on July 9, 1997 and was accounted for as a pooling of interests.

    (c) On July 18, 1997, a Form 8-K reported the filing of the Merger Agreement between the Company and INTEGREX Systems Corporation.

    (d) On August 11, 1997, a Form 8-K was filed to report 30-days combined results of Operations of the Company and INTEGREX Systems Corporation.

    (e) On August 13, 1997, a Form 8-K/A was filed to present the audited financial statements of INTEGREX Systems Corporation.

    (f) On September 29, 1997, a Form 8-K was filed to report that the Company entered into an Agreement and Plan of Merger to exchange 150,000 shares of the Company's common stock for all the outstanding shares of On-Line Networking, Inc. The merger was accounted for as a pooling of interests.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DAOU SYSTEMS, INC.


Date:  October 22, 1997           By:  /s/  DANIEL J. DAOU
                                       --------------------------
                                       Daniel J. Daou
                                       President


Date:  October 22, 1997           By:  /s/  FRED C. MCGEE
                                       --------------------------
                                       Fred C. McGee
                                       Chief Financial Officer