Form 10KSB
period 1997-12-31
DAOU SYSTEMS INC
filed 1998-03-10
CIK 1003989

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                   ----------------

                                     FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ________ to ________

                                   ----------------

                             Commission File No.: 0-22073

                                  DAOU SYSTEMS, INC.
                    (Name of small business issuer in its charter)

              Delaware                                  330284454
    (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

                                 5120 Shoreham Place
                             San Diego, California  92122
                                    (619) 452-2221
      (Address of principal executive offices and Registrant's telephone number)

                                   ----------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:
None

     Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share

                                   ----------------

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.             YES /X/  NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report
or any amendment to this Report.                                     / /

     The Registrant's revenues for the year ended December 31, 1997 were:
$41.7 million.

     The aggregate market value of Registrant's voting and non-voting common equity, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Common Stock as reported by Nasdaq on March 6, 1998, was $185,572,073. Shares of Common Stock held by officers and directors of Registrant and by persons who hold 5% or more of the outstanding shares of Common Stock have been excluded from the calculation of this amount in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     As of March 6, 1998, the number of issued and outstanding shares of Registrant's Common Stock was 11,826,654.

                                ----------------

                         DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or before April 30, 1998 in connection with Registrant's annual meeting of stockholders to be held on May 19, 1998 is incorporated by reference into Part III of this Report.

     Transitional Small Business Disclosure Format:            YES / /  NO /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1:   DESCRIPTION OF BUSINESS.

     THIS REPORT CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR THE FUTURE PERFORMANCE OF THE COMPANY. PROSPECTIVE INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS," WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

GENERAL

     DAOU Systems, Inc. ("DAOU" or the "Company") designs, implements, supports and manages advanced computer network systems primarily for hospitals, integrated healthcare delivery networks ("IDNs"), and other healthcare provider organizations ("provider organizations"). DAOU combines its knowledge of the specialized information needs of the healthcare industry, including voice, video and data requirements, with its technological expertise in computer network systems to provide advanced, reliable and cost-effective computer network solutions to provider organizations. The Company's design services include an assessment of the customer's existing computer network system and the preparation of voice, video and data network specifications, technical design documentation and diagrams. DAOU's implementation services include the purchase, delivery and installation of enterprise-wide computer network systems. The Company's support and management services are typically provided under multi-year contracts and include remote and on-site network management services, as well as information systems function outsourcing ("I/S function outsourcing").
The Company provides network support services to its customers through its regional sales and support structure and a 24-hour technical support hotline available seven days a week. DAOU typically provides its services on a fixed-price, fixed-time frame basis.

     The Company was incorporated in California on July 16, 1987 under the name DAOU Systems, Inc., and reincorporated in Delaware on November 15, 1996 through its merger into a newly formed Delaware corporation. Unless the context otherwise requires, as used in this Report the "Company" and "DAOU" refer to the Company, its predecessor entity and its wholly-owned subsidiaries, DAOU-Integrex, Inc., a Delaware Corporation ("DAOU-Integrex"), and DAOU On-Line, Inc., a Delaware Corporation ("DAOU On-Line"). The Company's principal executive offices are located at 5120 Shoreham Place, San Diego, California 92122; its telephone and facsimile numbers are (619) 452-2221 and (619) 452-1338; its e-mail address is info@daou.com; and its URL is http://www.daou.com.

INFORMATION TECHNOLOGY SERVICES

     DAOU designs, implements, supports and manages computer network systems that are capable of providing access to information such as patient records, X-rays and billing information at each site of a provider organization. The Company provides to its customers a broad range of computer network services, which often follow a progression from initial network design through implementation and computer network management. The Company uses the products and applications of various hardware and software vendors to integrate the existing computing and communication devices and equipment of legacy systems to create advanced computer network systems.

NETWORK SERVICES

     DAOU provides network services ranging from network design to large-scale network implementation. The Company generally provides network design services prior to the delivery of its other network or management services in order to determine the proper scope and delivery of these other services. DAOU generally contracts with its customers on a fixed-price basis for defined services delivered in accordance with scheduled milestones. The typical sales cycle for these services begins with an engagement for network design followed by the installation of enterprise-wide computer network systems.

     NETWORK DESIGN. DAOU's network design services include a review and audit of a customer's existing information technology infrastructure and an assessment of the functional requirements of its computer network system. The Company conducts detailed site visits and interviews key customer personnel in order to identify the specific technologies to be used. The Company then determines how new technologies will integrate into the customer's existing hardware and software and how the entire computer network system will be managed on an ongoing basis. Following its review, the Company prepares technical design documentation and diagrams of the physical, logical, operational and communication infrastructures. The Company also prepares voice, video and data network specifications, as appropriate, and details the implementation steps necessary to meet the customer's specific computer network requirements. As part of this process, the Company designs integration strategies for designated applications, fault- tolerant strategies to help ensure reliable network operation and migration strategies for customer utilization of emerging technologies. The Company also develops detailed recommendations for computer network systems, including the selection of appropriate network products and the design of multi-vendor integration plans. The typical engagement period for network design services is three to five months.

     NETWORK IMPLEMENTATION. The Company's network implementation services involve the purchase, delivery, testing and installation of enterprise-wide computer network systems. Networks installed by the Company provide a variety of features and services, including switch/bridge/router configuration, PC-to-host emulation, legacy network integration, gateway installation, universal workstation design and installation, remote-site connectivity solutions, dial-up remote access solutions, document management, imaging installations, video conferencing, telecommunications and telemedicine installations. For each implementation project, the Company assigns a project management team typically consisting of a project manager, an account manager, a senior engineer and other technical personnel, as well as subcontractors and third-party vendors if required. The project team is responsible for creating an installation schedule, ensuring compliance with established milestones, providing on-site coordination of the activities of DAOU's personnel, subcontractors and third-party vendors, testing network performance, including stress and data traffic diagnostics, and providing regular progress reports to the project manager.

     The Company installs a computer network by first conducting a detailed review of the network design to determine the connectivity and product requirements. DAOU typically purchases the various network components which have been specified. After delivery to its facilities, the Company connects these components prior to installation at the customer's site and then conducts various tests of the computer network system, simulating the customer's actual computing environment in accordance with the customer's software specifications. The Company also tests the network's configuration, connectivity and compatibility and analyzes the load and data throughput capacity of the network. This testing process reduces downtime risk and helps ensure that the network installation will occur with minimal disruption to the customer's ongoing business operations.

     The Company manages the installation of the computer network equipment, as well as software and cabling, using its own personnel or selected subcontractors. Throughout the installation process, the Company's personnel monitor the project's progress to ensure compliance with all network specifications. Upon completion of the equipment installation, the Company conducts additional connectivity testing and diagnostics. The engagement period for these services generally ranges from three to six months, but varies depending on the size and complexity of the implementation project.

MANAGEMENT SERVICES

     As computer network systems become more complex, provider organizations are experiencing difficulties in hiring, training and retaining information technology professionals who can maintain the performance and functionality of their computer network systems. Accordingly, provider organizations have begun to outsource certain maintenance and management functions of their information systems departments. DAOU provides support and management services that are designed to maintain the effective performance of a customer's computer network system, as well as I/S function outsourcing services, such as desktop outsourcing, that are designed to manage a customer's information services functions. The Company generally provides these services in multi-year engagements on a fixed-price basis.

     NETWORK SUPPORT. The Company provides a 24-hour technical support hotline available seven days a week, as well as other network support resources such as on-site seminars, on-line support and continuous network monitoring in order to monitor remotely the performance of computer network systems on an ongoing basis and detect and report network problems. DAOU also informs its customers of new technological advances and network solutions that may help increase the utility and functionality of their computer network systems. The initial engagement period for the Company's existing support services typically is for one year, subject to annual renewal.

     ENTERPRISE NETWORK MANAGEMENT. The Company provides a range of enterprise network management services to manage and support a customer's computer network system. The Company uses its technical expertise and staffing experience to package, price and deliver combinations of these services at collective rates which are frequently lower than if provided in-house by the customer. The engagement period for these services typically ranges from one to five years. The Company's enterprise network management services include combinations of the following services, which are selected by the customer to meet its specific needs:

     - DAOU EMPLOYEES ON-SITE. DAOU works with a customer to assess the appropriate staffing needs to maintain and support its computer network system. The Company places its employees on-site on a full-time basis to provide network support services and ongoing training of the customer's internal staff.

     - CONTINUOUS NETWORK PLANNING. DAOU's design personnel evaluate a customer's computer network system and provide recommendations for new network capabilities and capacity on an ongoing basis consistent with the evolving needs and strategy of the customer. In addition, DAOU evaluates hardware and software options, interprets research and development results, updates existing network designs and researches specific products and technologies of interest to customers. The Company provides these services subject to predetermined schedules.

     - "BURST MODE" IMPLEMENTATION. DAOU provides additional technical personnel during periods of peak network requirements to accommodate and assist in network upgrade implementation or to accommodate the anticipated or unanticipated need for additional technical staff.

     - NETWORK SUPPORT. Depending on the specific needs of each customer, the Company also provides network support services as part of its combination of enterprise network management services.

     I/S FUNCTION OUTSOURCING. The Company provides I/S function outsourcing services for provider organizations that elect to outsource all or a portion of their information systems functions. I/S function outsourcing services involve long-term engagements with customers whereby the Company may staff portions of its customers' information systems department and is responsible for the management and support of those functions. DAOU provides its I/S function outsourcing services in accordance with pre-determined, detailed schedules and plans established with the customer. See "--Risk Factors--Contract Cancellation Rights; Absence of Long-Term Contracts."

OTHER SERVICES

     The Company is expanding its current services and developing new services that will assist provider organizations with the management and support of their computer network systems. DAOU is expanding its current services in the areas of voice, video and data integration, telemedicine, I/S function outsourcing, Internet/Intranet, cabling network outsourcing (whereby the Company outsources hardware as well as personnel), remote network monitoring and network traffic pattern analysis. The Company intends to expand or develop these services either internally or through acquisitions.

DAOU ADVISORY BOARD

     In 1994, the Company established its Advisory Board (the "Advisory Board"), a non-governing body currently comprised of 15 chief information officers ("CIOs") of various provider organizations. The Advisory Board meets as a group annually and the members confer separately with the Company periodically to provide advice on issues and trends in the healthcare industry and emerging technologies, as well as to provide strategic direction and feedback regarding the Company's present and future services. Members of the Advisory Board are reimbursed for travel, lodging and meal expenses incurred in connection with attendance at the Advisory Board's sessions. Larry Grandia, the CIO of Intermountain Health Care Inc., serves as the Chairman of the Advisory Board.

RECRUITING AND TRAINING OF TECHNICAL EMPLOYEES

     The Company dedicates significant time and resources to recruit, train and retain qualified technical personnel. The technical staff of the Company consists of senior network engineers, network engineers and network systems technicians. The Company hires many of its technical staff as entry-level network systems technicians and provides these individuals with the necessary training and experience to become network engineers who are responsible for network configuration, testing, burn-in analysis, installation and documentation. Further training and experience are provided to enable these engineers to become senior network engineers who are responsible for project and resource management. The Company's technical staff undergoes extensive training and maintains certifications from leading network technology vendors such as Cisco Systems, Inc., Bay Networks, Inc., Microsoft Corporation and 3Com Corporation. In addition, the Company is a member of leading technological forums and organizations, including the ATM Forum, the CHIM Telecommunications Committee, the HL7 Committee and the BICSI Organization.

     The Company believes that its future success will depend in large part on its ability to hire, train and retain qualified network engineers who together have expertise in a wide array of network and computer systems and a broad understanding of the provider organizations that the Company serves. Competition for qualified network engineers is intense and is expected to increase. In particular, competition is intense for the limited number of qualified senior network engineers. Consequently, there can be no assurance that the Company will be successful in attracting and retaining such personnel. While the Company is currently experiencing low rates of turnover, there can be no assurance that these rates of turnover will not increase in the future. Any inability of the Company to hire, train and retain a sufficient number of qualified network engineers could impair the Company's ability to adequately manage and complete its existing projects or to obtain new projects, which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Risk Factors--Need to Attract and Retain Key Employees and Qualified Network Engineers."

     Each technical employee is required to enter into a confidentiality agreement with the Company designed to protect the Company's trade secrets and other confidential information during and subsequent to employment with the Company. Any significant loss of employees to a competitor could have a material adverse effect on the Company's business, financial condition and results of operations.

SALES AND MARKETING

     The Company's sales and support operations are divided into five regional organizations located in the west, midwest, east, southeast and southwest regions of the United States. A vice president heads each regional organization and oversees the management of existing customers by the account managers and the development of new customers by the account executives. In particular, account managers are responsible for maintaining customer satisfaction and developing new business opportunities as customer needs for computer network services evolve or increase.

     The Company seeks to establish long-term relationships with its customers by providing high levels of service and by becoming an integral part of their computer network systems operations. The Company focuses its sales and marketing efforts on the CIOs and other technology decision makers of IDNs, hospitals and other provider organizations. The Company relies upon its reputation in the marketplace, the personal contacts and networking of its professionals and the various programs of its marketing department to develop new business opportunities. The Company also receives sales leads directly from consultants, value added resellers ("VARs"), and product and service vendors.

     The principal objectives of the Company's marketing department are to increase the Company's market presence, provide strategic direction and generate sales leads. As a supplement to the direct selling efforts of the Company, the marketing department has developed various programs that include advertising campaigns, trade show participation, direct mail campaigns, public relations programs, marketing research and communications and the development of sales presentation materials. The Company's marketing efforts are enhanced by speaking engagements and the publication of technical articles and reports directed to the healthcare information technology industry. The Company's marketing department is also responsible for the continued development of the Company's presence on the Internet as a new marketing channel.

     The Company has entered into marketing agreements with LAN Vision Systems, Inc., IDX Systems Corporation and Health Systems Technologies whereby these companies market the Company's services to their respective customer bases. The Company has also entered into a marketing alliance with VHA, Inc. ("VHA"), whereby, as one of VHA's preferred information system integration vendors, the Company offers computer network design, implementation and support services to VHA members. The Company intends to pursue additional marketing agreements, joint ventures and alliances as part of its marketing plan.

COMPETITION

     The healthcare network services industry is comprised of a large number of participants and is subject to rapid change and intense competition. The Company's competitors include system integrators, VARs, consulting companies, local and regional network services firms, telecommunications providers and network equipment, computer systems and healthcare software vendors, many of which have significantly greater financial, technical and marketing resources and greater name recognition than does the Company. In particular, the Company competes with: (i) healthcare information technology companies such as HBO & Company and Shared Medical Systems Corporation; (ii) hardware firms such as Cisco Systems, Inc., FORE Systems Inc., 3Com Corporation and International Business Machines Corporation; (iii) networking/ telecommunications firms such as GTE Corporation, AT&T Corporation and Sprint Corporation; and (iv) smaller regional network systems firms. In addition, the Company has faced, and expects to continue to face, additional competition from new entrants into its markets. Other healthcare information technology companies not presently offering or emphasizing network systems services and large network services companies not currently focusing on healthcare may enter the Company's markets. Increased competition could result in price reductions, fewer customer projects, under-utilization of employees, reduced operating margins and loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors. The failure of the Company to compete successfully would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, most of the Company's customers have internal network support and service capabilities and could choose to satisfy their needs through internal resources rather than through outside service providers. As a result, the decision by the Company's customers or potential customers to perform network services internally could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Risk Factors--Competition."

     The Company believes that the principal competitive factors in the markets in which it competes include: reputation, healthcare industry expertise, network performance and reliability, timely delivery of services, quality of service, responsiveness to customers, product knowledge and technological expertise, marketing, customer relationships and price. The Company believes that it is competitive with respect to the above mentioned factors.

CUSTOMERS

     The Company has derived, and believes that it will continue to derive, a significant portion of its revenues from a relatively limited number of large customer contracts. For the year ended December 31, 1997, the Company's five largest customers accounted for approximately 36% of total revenues, with Candler Health System, Savannah, Georgia ("Candler"), accounting for approximately 10% of total revenues. For the year ended December 31, 1996, the Company's five largest customers accounted for approximately 48% of total revenues, with Catholic Medical Center of Brooklyn and Queens, Inc., New York ("CMC"), Mercy Health Services, Farmington Hills, Michigan ("Mercy") and Candler accounting for approximately 14%, 12% and 10% of total revenues, respectively. No other customer accounted for more than 10% of the Company's revenues during such periods. See "--Risk Factors--Customer Concentration."

EMPLOYEES

     As of December 31, 1997, the Company employed 300 persons. Of these employees, 191 were involved in providing computer network services, 46 in sales and marketing and 63 in general administration, finance and clerical. The Company's employees are not represented by a labor union and the Company's management believes that its relationship with its employees is good.

RISK FACTORS

     AN INVESTMENT IN THE COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THE ACCURACY OF WHICH IS SUBJECT TO MANY RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING RISK FACTORS.

     MANAGEMENT OF GROWTH. The Company is currently experiencing a period of rapid growth which has placed significant and increasing demands on the Company's management and operational, technical, financial and other resources. For the year ended December 31, 1997, the Company's revenues increased 47% to $41.7 million from $28.4 million for the year ended December 31, 1996. For the year ended December 31, 1996, the Company's revenues increased 43% to $28.4 million from $19.9 million for the year ended December 31, 1995. For the year ended December 31, 1995, the Company's revenues increased 83% to $19.9 million from $10.9 million for the year ended December 31, 1994. In addition, since January 1, 1995, the Company's workforce increased from 78 to 300 full-time employees as of December 31, 1997.
Further increases in staffing levels are expected during 1998. This growth has resulted in new and increased responsibilities for management personnel and has placed significant demands on the Company's management and operating and financial systems. The Company will be required to continue to develop and improve its operational, financial and other internal systems to accommodate the increased number of transactions and customers and the increased size of the Company's operations, workforce and facilities. There can be no assurance, however, that the Company's management or systems will be adequate to support the Company's existing or future operations. Any failure to develop and improve the Company's systems or to hire and retain appropriate personnel to manage its operations could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any future unexpected shortfall in revenues without a corresponding and timely reduction in staffing and other expenses (or redeployment of employees to other customer projects), or any staffing increase that is unaccompanied by a corresponding increase in revenues, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations."

     NEED TO ATTRACT AND RETAIN KEY EMPLOYEES AND QUALIFIED NETWORK ENGINEERS. The Company's success and execution of its business strategy will depend in large part on the continued services of its key management and technical personnel. The loss of the services of one or more of the Company's key employees or the inability to hire additional key personnel as needed could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's business involves the delivery of computer network services and is labor-intensive. As a result, its future success will depend in large part on its ability to hire, train and retain qualified network engineers who together have expertise in a wide array of network and computer systems and a broad understanding of the provider organizations that the Company serves. Competition for qualified network engineers is intense and is expected to increase. In particular, competition is intense for the limited number of qualified management personnel and senior network engineers. There can be no assurance that the Company will be successful in attracting and retaining such personnel. While the Company is currently experiencing low rates of turnover, there can be no assurance that these rates of turnover will not increase in the future. Any inability of the Company to hire, train and retain a sufficient number of qualified network engineers could impair the Company's ability to adequately manage and complete its existing projects or to obtain new projects, which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--Recruiting and Training of Technical Employees."

     RISKS ASSOCIATED WITH ACQUISITIONS. During 1997, the Company acquired through pooling-of-interests mergers all of the issued and outstanding shares of Integrex Systems Corporation, a Delaware corporation ("Integrex"), and On-Line Networking, Inc., a New Jersey corporation ("On-Line"). The Company currently intends as part of its business strategy to pursue additional acquisitions of complementary businesses as it seeks to compete in the rapidly changing industry of healthcare information technology. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and personnel of the acquired business, the integration of management information and accounting systems of the acquired business, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no direct prior experience, and the potential loss of key employees of the acquired business. The Company's management will be required to devote substantial time and attention to the integration of these businesses and to any material operational or financial problems arising as a result of the acquisitions. There can be no assurance that operational or financial problems will not occur as a result of any acquisition. Failure to effectively integrate acquired businesses could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company intends to continue to evaluate potential acquisitions of, or investments in, companies which the Company believes will complement or enhance its existing business. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and amortization expenses related to goodwill and other intangible assets which could adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will consummate any acquisition in the future or, if consummated, that any such acquisition will ultimately be beneficial to the Company.

     CONTRACT CANCELLATION RIGHTS; ABSENCE OF LONG-TERM CONTRACTS.   Although
the Company enters into agreements with certain of its customers which contemplate multi-year contract terms, certain of the Company's customers are able to reduce or cancel their use of the Company's services before the end of the contract term. For example, Candler, a large I/S outsourcing customer of the Company, terminated its contract with the Company effective November 30, 1997, which termination was influenced by Candler's consolidation with another healthcare enterprise. The Company believes that the number and size of its existing projects are not reliable indicators or measures of future revenues. In addition, the Company has in the past provided, and is likely in the future to provide, services to customers without long-term contracts. When a customer defers, modifies or cancels a project, the Company must be able to rapidly redeploy network engineers and other personnel to other projects in order to minimize the under-utilization of employees and the resulting adverse impact on operating results. In addition, the Company's operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, any termination, significant reduction or modification of its business relationships with any of its significant customers or with a number of smaller customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--Sales and Marketing."

     VARIABILITY OF QUARTERLY OPERATING RESULTS.   A substantial majority of
the Company's operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. However, variations in the Company's revenues and operating results may occur from time to time, as a result of various factors, including: (i) the reduction in size, delay in commencement, interruption or termination of one or more significant projects or contracts; (ii) the commencement or completion during a quarter of one or more significant projects; (iii) the failure to estimate accurately the resources required to complete new or ongoing projects; (iv) the relatively longer sales cycle in obtaining new customers and larger contracts; (v) the timing and extent of employee training or the loss of key employees; (vi) competition; (vii) the development and introduction of new services; (viii) the effect of acquisitions; and (ix) general economic conditions which may affect the buying decisions of the Company's current and prospective customers. In addition, the Company plans to continue to expand its operations by hiring additional network engineers and other employees, and adding new offices, systems and other infrastructure. The resulting increase in operating expenses may be incurred prior to any increase in revenues. Consequently, the Company's business, financial condition and results of operations would be materially and adversely affected if revenues do not increase to support such expenses. A variation in the timing of the commencement or completion of customer assignments, particularly at or near the end of any quarter, may cause significant variations in operating results from quarter to quarter and could result in losses for a particular quarter. In addition, an unanticipated delay or termination of a major project could require the Company to maintain or terminate under-utilized employees which could, in either case, result in higher than expected expenses during a quarter. The Company believes that quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of its revenues and operating results are not necessarily meaningful and should not be relied on as indications of future performance. Furthermore, these variations in revenues and operating results could cause significant variations in the price of the Company's Common Stock. See "Item 6:
Management's Discussion and Analysis of Financial Condition and Results of Operations."

     CUSTOMER CONCENTRATION. The Company has derived, and believes that it will continue to derive, a significant portion of its revenues from a relatively limited number of large customer contracts. For the year ended December 31, 1997, the Company's five largest customers accounted for approximately 36% of total revenues, with Candler accounting for approximately 10% of such revenues. In 1996, the Company's five largest customers accounted for approximately 48% of total revenues, with CMC, Mercy and Candler accounting for approximately 14%, 12% and 10% of such revenues, respectively. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not provide the same level of revenues in any subsequent year. For example, Candler, a large I/S outsourcing customer of the Company, terminated its contract with the Company effective November 30, 1997, which termination was influenced by Candler's consolidation with another healthcare enterprise. The loss of any large customer could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Risk Factors--Contract Cancellation Rights; Absence of Long-Term Contracts," "--Risk Factors--Consolidation and Uncertainty in the Healthcare Industry" and "Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations."

     PROJECT RISKS. The Company's computer network systems are designed to provide access to and accurate delivery of a wide range of information within a provider organization, including information used by clinicians in the diagnosis and treatment of patients. Many of the Company's projects are critical to the operation of its customers' businesses and, therefore, the Company may expose itself to potentially adverse risks in the event that the Company's services do not meet the desired expectations of its customers. For example, the failure to perform services that meet a customer's expectations may result in the Company not being paid for services rendered and may damage the Company's reputation and adversely affect its ability to attract new business. In addition, any failure by the Company's computer network systems to provide accurate, reliable and timely information could result in claims against the Company. For example, where the unavailability of such information to a provider of healthcare services is alleged to have resulted in any physical or emotional injury to a patient, such provider may become subject to a medical malpractice, product liability or other claim. The Company could then become subject to a claim relating to its installation or management of a computer network system. The Company is also subject to claims by its customers for actions of the Company's employees which may have caused damages to customers' businesses or otherwise. Although the Company maintains errors or omissions insurance, there can be no assurance that such insurance coverage would adequately cover any claims asserted against the Company and any such claim could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the Company will not be subject to claims that will result in liability in excess of its insurance coverage or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates. See "--Information Technology Services."

     LONG SALES AND PROJECT DELIVERY CYCLES. The Company's sales process is often subject to delays associated with the lengthy approval process that typically accompanies significant capital expenditures by a customer. During this process, the Company expends substantial time, effort and resources marketing its services, preparing contract proposals and negotiating contracts. Any failure by the Company to procure a signed contract after expending significant time, effort and resources could have a material adverse effect on the Company's business, financial condition and results of operations. The delivery of computer network services generally requires a significant commitment of resources by the Company and by the customer. The length of time required to complete a project may depend on many factors outside the control of the Company, including the state of the customer's existing information systems, budgetary constraints and the customer's ability to commit the personnel and other resources necessary to complete elements of the project for which the customer is responsible. In certain instances, projects have been prolonged substantially as a result of delays attributable to customers. Consequently, the failure of the Company to deliver its services on a timely and cost-efficient basis could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Sales and Marketing" and "Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations."

     COMPETITION. The healthcare network services industry is comprised of a large number of participants and is subject to rapid change and intense competition. The Company's competitors include system integrators, VARs, consulting companies, local and regional network services firms, telecommunications providers and network equipment, computer systems and healthcare software vendors, many of which have significantly greater financial, technical and marketing resources and greater name recognition than does the Company. The Company's competitors in the healthcare information technology companies such as HBO & Company and Shared Medical Systems Corporation; hardware firms such as Cisco Systems, Inc., FORE Systems Inc., 3Com Corporation, and International Business Machines Corporation; and networking/telecommunications firms such as GTE Corporation, AT&T Corporation and Sprint Corporation. In addition to these major companies, the Company also competes with smaller regional computer networking firms which have a niche in selected geographical areas of the country. In addition, the Company has faced, and expects to continue to face, additional competition from new entrants into its markets. Other healthcare information technology companies not presently offering or emphasizing network systems services and large network services companies not currently focusing on healthcare may enter the Company's markets. Increased competition could result in price reductions, fewer customer projects, under-utilization of employees, reduced operating margins and loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors. The failure of the Company to compete successfully would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, most of the Company's customers have internal network support and service capabilities and could choose to satisfy their needs through internal resources rather than through outside service providers. As a result, the decision by the Company's customers or potential customers to perform network services internally could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Competition."

     FIXED-PRICE, FIXED-TIME FRAME CONTRACTS. The Company offers the majority of its computer network systems services on a fixed-price, fixed-time frame basis, rather than on a time-and-expense basis. Consequently, the Company bears the risk of cost over-runs in connection with these projects. The Company's failure to estimate accurately the resources and time required for a project or its failure to complete its contractual obligations within the fixed-time frame committed could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations."

     CONSOLIDATION AND UNCERTAINTY IN THE HEALTHCARE INDUSTRY. Substantially all of the Company's revenues are derived from customers involved in the healthcare industry. As a result, the Company's business, financial condition and results of operations are influenced by conditions affecting this industry. Many provider organizations are consolidating to create larger organizations with greater regional market power and are forming affiliations for purchasing products and services. This consolidation could reduce the Company's target market and result in the termination of certain engagements of the Company. In particular, this consolidation has resulted, and is likely to continue to result, in the acquisition of certain of the Company's customers, and such customers may scale back or terminate their relationship with the Company following their acquisition. Moreover, these consolidating and affiliating enterprises could also have greater bargaining power which could lead to reductions in the amounts paid to the Company for its services.
 The reduction in the size of the Company's target market or the failure of the Company to maintain adequate price levels could have a material adverse effect on the Company's business, financial condition and results of operations. The healthcare industry is also subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of participants in the healthcare industry. The Company cannot predict with any certainty what impact, if any, these developments could have on its business, financial condition and results of operations.

     RAPID TECHNOLOGICAL CHANGE. The Company has derived, and expects to continue to derive, substantially all of its revenues from projects based on complex computer networks. The markets for computer network products and services are continuing to develop and are subject to rapid change. The Company's success will depend in part on its ability to offer services that keep pace with continuing changes in technology, evolving industry standards and changing customer preferences and to hire, train and retain network engineers who can fulfill the increasingly complex needs of its customers. There can be no assurance that the Company will be successful in addressing these developments in a timely manner. Any delay or failure by the Company to address these developments could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that products, systems or technologies developed by third parties will not render certain of the Company's services noncompetitive or obsolete. See "--Information Technology Services."

     DEPENDENCE ON THIRD-PARTY HARDWARE AND SOFTWARE VENDORS. The network systems solutions delivered by the Company utilize the products of third-party hardware and software vendors. A significant portion of the Company's implementation service revenues are derived from the purchase and resale of these products. Although the Company has distribution agreements with certain product vendors, there can be no assurance that these agreements will be renewed. Any significant adverse change in any of these relationships could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Information Technology Services."

     FUTURE ADDITIONAL CAPITAL REQUIREMENTS. Since its inception, the Company has financed its operations through cash provided by operations, the sale of equity and through debt. In the event that the Company is unable to generate sufficient revenues to fund its operations in the future, the Company may be required to raise additional funds to meet its capital and operating requirements through public or private financing, including equity financing. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. Adequate funds for the Company's operations may not be available when needed and, if available, may not be on terms attractive to the Company. The failure to obtain funding on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations."

     POTENTIAL "YEAR 2000" PROBLEMS. It is possible that the Company's currently installed computer systems, software products or other business systems, or those of its suppliers or customers, will not always accept input of, store, manipulate or output dates in the years 1999, 2000 or thereafter without error or interruption. DAOU has conducted a review of its business systems, including its computer systems, to attempt to identify ways in which its systems could be affected by problems in correctly processing date information. Based on this review, the Company does not expect the Year 2000 issue to have a material adverse effect on its operations. In addition, the Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that the software sold to the Company will correctly process all date information at all times and the Company is querying its customers and suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the year 2000 approaches and is reached. However, there can be no assurance that DAOU will identify all date-handling problems in its business systems or those of its customers and suppliers in advance of their occurrence or that DAOU will be able to successfully remedy problems that are discovered. The expenses of the Company 's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, results of operations and financial condition.

     CONTROL BY EXISTING STOCKHOLDERS AND MANAGEMENT. As of December 31, 1997, the Company's executive officers, directors and their respective family members and affiliates beneficially own approximately 38% of the outstanding shares of Common Stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

     POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock has been, and is likely to continue to be, volatile. Factors such as announcements of new customer contracts or services by the Company or its competitors, changes in pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements relating to strategic relationships or acquisitions, changes in earnings estimates by analysts, government regulatory actions, general conditions in the market for computer network services, overall market conditions and other factors may have a significant impact on the market price of the Common Stock. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. See "--Risk Factors --Variability of Quarterly Operating Results."

     SHARES ELIGIBLE FOR FUTURE SALE. Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices for the Common Stock. Of the 11,759,000 shares outstanding as of December 31, 1997, 7,171,169 shares of Common Stock are freely tradeable without restriction in the public market, unless such shares are held by "affiliates" of the Company, as such term is defined in Rule 144 ("Rule 144") promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The remaining 4,587,831 shares will be "restricted securities" as such term is defined in Rule 144.

     As of December 31, 1997, the beneficial owners of approximately
850,000 shares of Common Stock and 133,285 shares of Common Stock issuable upon the exercise of outstanding warrants were entitled to certain registration rights with respect to such shares. In addition, the Company has registered on a Form S-8 Registration Statement an aggregate of 1,367,925 shares of Common Stock of the 3,000,000 shares of Common Stock reserved for issuance, subject to stockholder approval, under the DAOU Systems, Inc. 1996 Stock Option Plan (as amended, the "1996 Stock Option Plan"), of which options to purchase a total of 1,221,495 shares were outstanding as of December 31, 1997. As of such date, an additional 112,240 shares of Common Stock were subject to other outstanding stock options. During the first quarter of 1998, the Company intends to file a Registration Statement on Form S-3, pursuant to which an aggregate of 270,843 shares of Common Stock will become registered for resale. The Company issued these shares to the former stockholders of Integrex and On-Line in connection with the Company's acquisition of these companies.

     POTENTIAL ANTI-TAKEOVER EFFECTS OF DELAWARE LAW AND CERTAIN CHARTER
PROVISIONS.   Certain provisions of Delaware law applicable to the Company could delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. In addition, the Board of Directors of the Company may issue shares of Preferred Stock without stockholder approval on such terms as the Board may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. In addition, the Company's Certificate of Incorporation and Bylaws provide for a classified board of directors, eliminate the right of stockholders to act by written consent without a meeting, require advanced stockholder notice to nominate directors and raise matters at the annual stockholders meeting, eliminate cumulative voting in the election of directors and allow for the removal of directors only for cause and with a two-thirds vote of the Company's outstanding shares. All of the foregoing could have the effect of delaying, deferring or preventing a change in control of the Company and could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock.

     ABSENCE OF DIVIDENDS. The Company has never declared nor paid cash dividends on its capital stock. The Company currently intends to retain any earnings for funding growth and, therefore, does not intend to pay any cash dividends in the foreseeable future.

ITEM 2:   DESCRIPTION OF PROPERTIES.

     The Company leases approximately 32,000 square feet of office space in San Diego, California for its principal administrative, support and training facilities. This lease expires in September 1998. The Company also leases 10,000 of square feet in Alexandria, Virginia which expires in April 1998 and 1,400 square feet in Des Moines, Iowa which expires in February 1999. The Company also leases 2,900 square feet in Saddlebrook, New Jersey which expires in June 1999, and 3,100 square feet in Valley Forge, Pennsylvania which expires in April 2001. In addition, the Company has leased executive offices in Chicago, Atlanta, Philadelphia, Dallas and Los Angeles to provide regional sales and support activities to its customers. The Company continually evaluates the adequacy of its existing facilities and believes that its current and planned facilities will be adequate for the next twelve months.

ITEM 3:   LEGAL PROCEEDINGS.

     Gary Colvin, an ex-employee of the Company, filed a lawsuit on February 25, 1997 against the Company and certain of its officers and directors in the U.S. District Court of the Southern District of California (Gary L. Colvin v. DAOU Systems, et al.). In the complaint, the ex-employee alleged various claims related to his former employment with the Company, including, among other claims, violation of the Fair Labor Standards Act, wrongful termination and breach of contract. On February 9, 1998, the parties stipulated to the dismissal of the ex-employee's remaining Federal claim under the Fair Labor Standards Act. As a result, on March 4, 1998, the lawsuit was dismissed without prejudice after the court declined to exercise supplemental jurisdiction over the remaining state law claims.


     On September 18, 1997, seven present and/or former employees of the Company filed a lawsuit in the Superior Court of the State of California for the County of San Diego, titled Smyth, et al. v. DAOU Systems, Inc. (Case No. 714187), purporting to represent a class of all present and former DAOU employees classified as exempt from overtime pay requirements within the preceding three years. The plaintiffs claim that they and other exempt employees were not actually exempt under Federal and California law from overtime pay and are entitled to pay for unpaid overtime and penalties in an unstated amount. The plaintiffs also claim that, in response to their filing complaints with the Labor Board for the State of California, they were subjected to retaliatory discrimination by the Company. The lawsuit currently is in the preliminary stages of discovery. As of the date of this Report, the potential amount of exposure to the Company from this lawsuit, in the event of an unfavorable outcome, cannot be estimated. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                       PART II

ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's shares of Common Stock have traded on the Nasdaq National Market System under the symbol DAOU since February 12, 1997. The prices set forth below represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.



                                 COMMON STOCK

  1997                                               HIGH           LOW
-------                                             ------         -----

       1st Quarter (from February 12, 1997)         $9.750         $6.000

       2nd Quarter                                  19.250          5.625

       3rd Quarter                                  25.375         15.250

       4th Quarter                                  34.250         24.250

     On March 6, 1998, the closing bid and ask prices of the Company's Common Stock were $25.000 and $25.125, respectively. As of March 6, 1998, there were 59 holders of record and in excess of 1800 beneficial owners of the Company's Common Stock.

DIVIDEND POLICY

     The Company has never declared nor paid cash dividends on its capital stock. The Company currently intends to retain any earnings for future growth and, therefore, does not intend to pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     Between January 1, 1997 and December 31, 1997, the Registrant issued and sold (without payment of any selling commission to any person) the following unregistered securities:

     1. On July 9, 1997, DAOU acquired all the outstanding stock of Integrex, pursuant to a merger of DAOU-Integrex and Integrex. Under the terms of the related merger agreement, all of the outstanding stock of Integrex was exchanged for 700,000 shares of the Company's Common Stock. At the time of the transaction, the shares of the Company's Common Stock issued to the former Integrex stockholders were not registered under the Securities Act because the transaction involved a non-public offering exempt from registration under
Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

     2. On September 25, 1997, the Company acquired all the outstanding stock of On-Line, pursuant to a merger of DAOU On-Line and On-Line. Under the terms of the related merger agreement, all of the outstanding stock of On-Line was exchanged for 150,000 shares of the Company's Common Stock. At the time of the transaction, the shares of the Company's Common Stock issued to the former On-Line stockholders were not registered under the Securities Act because the transaction involved a non-public offering exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

     3. From January 1, 1997 until June 20, 1997, the date on which the Company's registration statement on Form S-8 became effective, the Company granted options to purchase an aggregate of 489,548 shares of Common Stock to certain of its directors, officers, and employees pursuant to the 1996 Stock Option Plan. Such options are exercisable at prices ranging from $4.28 per share to $10.69 per share, generally vest over a period of five years from the date of grant and are generally exercisable for a period of ten years after the date of grant. None of the grants were registered under the Securities Act because each transaction involved a non-public offering exempt from registration under Section 4(2) of the Securities Act.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

     On February 12, 1997, the Securities and Exchange Commission (the "Commission") declared effective the Company's Registration Statement on Form SB-2, File No. 333-18155 (the "Registration Statement"), relating to the initial public offering (the "Offering") of the Company's Common Stock. The managing underwriters for the Offering were Alex. Brown & Sons Incorporated, Cowen & Company and Hambrecht & Quist LLC. The Registration Statement registered an aggregate of 2,000,000 shares of Common Stock offered by the Company. The Offering commenced on February 13, 1997, and the 2,000,000 shares of Common Stock covered by the Registration Statement were sold at $9.00 per share, resulting in aggregate offering proceeds to the Company of $18,000,000.

     The expenses incurred by the Company in connection with the Offering were approximately $2,216,000, of which $1,260,000 constituted underwriting discounts and commissions and $956,000 constituted other expenses including registration and filing fees, printing, accounting and legal expenses. No direct or indirect payments were made to any directors, officers, owners of ten percent or more of any class of the Company's equity securities, or other affiliates of the Company other than for reimbursement of expenses incurred on the road show. Net Offering proceeds to the Company after deducting these expenses were approximately $15,784,000.

     The following sets forth certain information regarding the Company's application of the net proceeds from the Offering through December 31, 1997:

                    CATEGORY                     AMOUNT (1)
------------------------------------------     --------------

     Construction of Plant, Building and            $27,000
     Facilities  . . . . . . . . . . . . .
     Purchase and Installation of Machinery
     and Equipment . . . . . . . . . . . .       $2,560,000
     Purchase of Real Estate . . . . . . .               --
     Acquisition of Other Businesses . . .               --
     Repayment of Indebtedness . . . . . .         $193,000
     Working Capital . . . . . . . . . . .       $3,858,000
     Marketable Securities . . . . . . . .       $9,146,000
                                             --------------
     Total . . . . . . . . . . . . . . . .      $15,784,000
                                             --------------
                                             --------------

          (1) No proceeds of the Offering were paid directly or indirectly to directors, officers or general partners of the Company or their associates, to persons owning ten percent (10%) or more of any class of equity securities of the Company, or to affiliates of the Company.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS REPORT CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR THE FUTURE PERFORMANCE OF THE COMPANY. PROSPECTIVE INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET FORTH ABOVE UNDER THE CAPTION "RISK FACTORS," WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

     The Company designs, implements, supports and manages advanced computer network systems primarily for hospitals, IDNs and other provider organizations. The Company's design services include an assessment of the customer's existing computer network system, the preparation of voice, video and data network specifications, technical design documentation and diagrams. DAOU's implementation services include the purchase, delivery and installation of enterprise-wide computer network systems. Implementation service revenues consist of third-party hardware and software products, as well as the Company's professional services. The Company's gross margin with respect to implementation services varies significantly depending on the percentage of such services consisting of products (with respect to which the Company obtains a lower margin) versus professional services. The Company's support and management services include remote and on-site network management, as well as I/S function outsourcing. The Company typically provides these services under multi-year contracts.

     In July 1997, the Company acquired through a pooling-of-interests merger all of the issued and outstanding shares of Integrex in exchange for 700,000 shares of Common Stock. DAOU-Integrex provides advanced network design, integration and consulting support services primarily to healthcare organizations, as well as to educational and governmental institutions. DAOU-Integrex specializes in the design and integration of voice and video networks and designs integrated cable plants capable of supporting voice, video and high-speed data transmission. In addition, in September 1997, the Company similarly acquired On-Line in exchange for 150,000 shares of Common Stock. DAOU On-Line services local area computer and voice network systems, provides other telecommunications infrastructure applications and sells network services related to those activities. The Company's Consolidated Financial Statements and Notes thereto reflect the combined financial position and operating results for the Company, Integrex and On-Line for all periods presented in this Report. The Company recorded merger related costs of approximately $1,068,000 (net of tax charge of $350,000).

     Candler, a large I/S outsourcing customer of the Company, terminated its contract with the Company effective November 30, 1997. In addition to revenue from specified services under the Candler contract, the Company recognized a total of approximately $100,000, $200,000 and $300,000 during the second, third and fourth quarters of 1997, respectively, as a result of the termination fee payable by Candler under the contract.

     Historically, the majority of the Company's revenues have been derived from network design and implementation services which are generally provided on a fixed-fee basis. These revenues are recognized using the percentage-of-completion method with progress to completion measured by labor costs incurred to date compared to total estimated labor costs. The Company may also provide services on a "time and expense" basis for which revenues are also recognized as the services are performed. A design project typically lasts from three to five months. The time to complete implementation projects generally ranges from three to six months, although certain projects have required up to 13 months for completion.

     Support and management service revenues are recognized ratably over the period that these services are provided. The Company anticipates that revenues from support and management services will increase as a percent of total revenues in the future. Payments received in advance of services performed are recorded as deferred revenues. Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition. The resulting revenues recognized in excess of amounts billed and project costs are included in contract work in progress on the Company's balance sheet.

SELECTED CONSOLIDATED FINANCIAL DATA.

     The following table presents selected consolidated financial data of the Company. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the other sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 6 of this Report and the consolidated financial statements and the related notes thereto included elsewhere herein.

                                                                                  YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------------------
                                                              1993           1994           1995           1996           1997
                                                              ----           ----           ----           ----           ----
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
  Revenues . . . . . . . . . . . . . . . . . . . . .          $4,277         $10,885        $19,863        $28,383        $41,700
  Cost of revenues . . . . . . . . . . . . . . . . .           2,634           7,355         12,156         20,107         29,013
                                                              ------         -------        -------        -------        -------
  Gross profit . . . . . . . . . . . . . . . . . . .           1,643           3,530          7,707          8,276         12,687
  Operating expenses:
    Sales and marketing  . . . . . . . . . . . . . .             716           1,146          1,120          2,226          5,619
    General and administrative . . . . . . . . . . .             920           1,988          4,656          5,200          6,188
    Merger and related costs . . . . . . . . . . . .              --              --             --             --            718
                                                              ------         -------        -------        -------        -------
  Total operating expenses . . . . . . . . . . . . .           1,636           3,134          5,776          7,426         12,525
                                                              ------         -------        -------        -------        -------
  Income from operations . . . . . . . . . . . . . .               7             396          1,931            850            162
  Interest income, net . . . . . . . . . . . . . . .              --               8             62            198            744
                                                              ------         -------        -------        -------        -------
  Income before income taxes . . . . . . . . . . . .               7             404          1,993          1,048            906
  Provision for income taxes . . . . . . . . . . . .              --              19            875            126            819
                                                              ------         -------        -------        -------        -------
  Net income . . . . . . . . . . . . . . . . . . . .               7             385          1,118            922             87
  Accretion of redeemable preferred stock  . . . . .              --              --             87            485             --
                                                              ------         -------        -------        -------        -------
  Net income attributable to common stock  . . . . .              $7            $385         $1,031           $437            $87
                                                              ------         -------        -------        -------        -------
                                                              ------         -------        -------        -------        -------
  Net income per common share (1): . . . . . . . . .
    Basic                                                     $   --         $  0.05        $  0.15        $  0.10        $  0.01
                                                              ------         -------        -------        -------        -------
                                                              ------         -------        -------        -------        -------
    Diluted                                                   $   --         $  0.05        $  0.15        $  0.10        $  0.01
                                                              ------         -------        -------        -------        -------
                                                              ------         -------        -------        -------        -------

  Shares used in computing net income per common
    share (1) . . . . . . . . . . . . . . . . . . .
    Basic                                                     7,037           7,409          7,706          9,084         11,106
                                                             ------         -------        -------        -------        -------
                                                             ------         -------        -------        -------        -------
    Diluted                                                   7,037           7,409          7,706          9,286         11,932
                                                             ------         -------        -------        -------        -------
                                                             ------         -------        -------        -------        -------

                                                                                            December 31,
                                                                       --------------------------------------------------------
                                                                       1993         1994         1995         1996       1997
                                                                      ------       -------      -------      -------    -------
                                                                                           (in thousands)
  CONSOLIDATED BALANCE SHEET DATA:
    Cash, cash equivalents and short-term investments. . . .          $  311       $  299       $ 6,514       $ 2,457    $13,905
    Total assets . . . . . . . . . . . . . . . . . . . . . .           1,713        2,447        14,781        14,832     43,167
    Long-term debt, less current portion . . . . . . . . . .              12           64            45            18         30
    Redeemable preferred stock . . . . . . . . . . . . . . .              --           --         7,705         8,190         --
    Total stockholders' equity . . . . . . . . . . . . . . .              --          499         1,700         2,244     37,470

-------------------

(1) See Note 1 of Notes to Consolidated Financial Statements for information concerning the calculation of net income per share.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996

     The Company's revenues were $41.7 million and $28.4 million for the years ended December 31, 1997 and 1996, respectively, representing an increase of approximately 47%. Revenues increased primarily due to the acquisitions of Integrex and On-Line and the I/S outsourcing services which the Company began providing during the second quarter of 1996. Services to Candler accounted for approximately $4.3 million in revenues during the year ended December 31, 1997, representing approximately 10% of total revenues.

     Cost of revenues for the years ended December 31, 1997 and 1996 were $29.0 million and $20.1 million, respectively, representing an increase of approximately 44%. Gross margin for the years ended December 31, 1997 and 1996, was approximately 30% and 29%, respectively. This increase in gross margin during 1997 was primarily due to an increase in the professional service component of the Company's services which has higher margins.

     Sales and marketing expenses were $5.6 million and $2.2 million for the years ended December 31, 1997 and 1996, respectively, representing an increase of approximately 152%. This increase was primarily due to the further implementation of a regional sales structure, an increase in sales personnel and the expansion of the Company's marketing programs. Sales and marketing expenses were approximately 13% and 8% of total revenues for the years ended December 31, 1997 and 1996, respectively. The Company expects that sales and marketing expenses will continue to increase in dollar terms to support the anticipated growth in the Company's business.

     General and administrative expenses were $6.2 million (excluding one-time merger costs of $718,000) and $5.2 million for the years ended December 31, 1997 and 1996, respectively, representing an increase of approximately 19%. The primary factors contributing to this increase were costs associated with the implementation of the Company's management information system, the addition of senior management and other infrastructure requirements.
General and administrative expenses were approximately 15% and 18% of total revenues for the years ended December 31, 1997 and 1996, respectively. The Company expects general and administrative expenses to continue to increase in dollar terms to support the anticipated growth in the Company's business.

     Net interest income was $744,000 and $198,000 for the years ended December 31, 1997 and 1996, respectively. Interest income consisted of interest on cash and cash equivalents and short-term investments. Interest expense consisted of interest associated with the Company's business line of credit, term financing of insurance premiums, and auto loans from Ford Motor Credit Corporation, but was not significant during either period.

YEARS ENDED DECEMBER 31, 1996 AND 1995

     The Company's revenues were $28.4 million and $19.9 million for the years ended December 31, 1996 and 1995, respectively, representing an increase of approximately 43%. Revenues increased primarily due to the introduction of the Company's I/S outsourcing services under the Candler contract in April 1996. Services to CMC, Mercy and Candler accounted for approximately $4.1 million, $3.4 million and $2.9 million of total revenues in 1996, representing approximately 14%, 12% and 10% of total revenues, respectively.

     Cost of revenues was $20.1 million and $12.2 million for the years ended December 31, 1996 and 1995, respectively, representing an increase of approximately 65%. Gross margin was 29% and 39% for the years ended December 31, 1996 and 1995, respectively. This decrease in gross margin was primarily due to the increased content of professional services in certain implementation projects during 1995, as well as the lower gross margin related to the Company's I/S outsourcing services initiated in 1996.

     Sales and marketing expenses were $2.2 million and $1.1 million for the years ended December 31, 1996 and 1995, respectively, representing an increase of approximately 99%. This increase was primarily due to the establishment of a regional sales structure, an increase in sales and marketing personnel and the expansion of the Company's marketing programs. Sales and marketing expenses were approximately 8% and 6% of revenues for the years ended December 31, 1996 and 1995, respectively.

     General and administrative expenses were $5.2 million and $4.7 million for the years ended December 31, 1996 and 1995, respectively, representing an increase of approximately 12%. The primary factors contributing to this increase were costs associated with the Company's larger corporate facility, implementation of a management information system and the addition of senior management during 1996. General and administrative expenses were approximately 18% and 23% of revenues for the years ended December 31, 1996 and 1995, respectively.

     Net interest income was $198,000 and $62,000 for the years ended December 31, 1996 and 1995, respectively. Interest income consists of interest on short-term investments, cash and cash equivalents and notes receivable from officers and stockholders. Interest expense consists of interest associated with the Company's business line of credit and term financing of insurance premiums, but was not significant during either period.

INCOME TAXES

     In 1997, 1996 and 1995, the effective tax rates were approximately [[90.4]]%, 12% and 44%, respectively, and were different than the expected combined federal statutory rate of 35% primarily due to the fact that Integrex was an S-corporation prior to the merger with DAOU. Consequently, taxes on the income of Integrex were the direct responsibility of its stockholders. In 1996, the benefit of Integrex's lower tax rate was partially offset by the amortization expense related to compensatory stock options granted by the Company during 1996 and additional taxes on the conversion of S-corporation to C-corporation.

LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 1997, the Company had working capital of $34.1 million, an increase of $25.2 million from $8.9 million on December 31, 1996. This increase was due primarily to the Company's initial public offering of Common Stock in February 1997 which raised $15.8 million, net of issuance costs, and the Company's secondary public offering in August 1997 which raised $9.3 million, net of issuance costs. For the year ended December 31, 1997, cash used in operating activities was $12.1 million which resulted primarily from an increase in the Company's investment in contract work in process and accounts receivable due to growth in revenues.

     The Company believes that its available funds will be sufficient to meet its capital requirements for the foreseeable future. The Company may sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities or issuance of equity securities in future acquisitions could result in additional dilution to the Company's stockholders, and the incurrence of additional debt could result in additional interest expense.

POTENTIAL "YEAR 2000" PROBLEMS

     POTENTIAL "YEAR 2000" PROBLEMS. It is possible that the Company's currently installed computer systems, software products or other business systems, or those of its suppliers or customers, will not always accept input of, store, manipulate or output dates in the years 1999, 2000 or thereafter without error or interruption. DAOU has conducted a review of its business systems, including its computer systems, to attempt to identify ways in which its systems could be affected by problems in correctly processing date information. Based on this review, the Company does not expect the Year 2000 issue to have a material adverse effect on its operations. In addition, the Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that the software sold to the Company will correctly process all date information at all times and the Company is querying its customers and suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the year 2000 approaches and is reached.
However, there can be no assurance that DAOU will identify all date-handling problems in its business systems or those of its customers and suppliers in advance of their occurrence or that DAOU will be able to successfully remedy problems that are discovered. The expenses of the Company 's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 7:   FINANCIAL STATEMENTS.

     The following Consolidated Financial Statements of the Company and Report of Independent Accountants are included in a separate section of this Report at the page numbers so indicated.

                                  DAOU SYSTEMS INC.
                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Page
                                                                  -----
Report of Ernst & Young LLP, Independent Auditors. . . . . . . .    26

Consolidated Balance Sheets at December 31, 1997 and 1996. . . .    27

Consolidated Statements of Income for the years ended
  December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . .    28

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1996 and 1995 . . . . . . . . .    29

Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . .   30

Notes to Consolidated Financial Statements  . . . . . . . . . . .   31


                 REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
DAOU Systems, Inc.

We have audited the accompanying consolidated balance sheets of DAOU
Systems, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DAOU Systems, Inc. at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                   ERNST & YOUNG LLP



San Diego, California
January 20, 1998

                              DAOU SYSTEMS, INC.

                         CONSOLIDATED BALANCE SHEETS

                  (IN THOUSANDS, EXCEPT FOR PAR VALUE DATA)


                                                                                                              DECEMBER 31,
                                                                                                        1997               1996
                                                                                                   ---------------------------------
 ASSETS
 Current assets:
   Cash and cash equivalents                                                                          $ 4,759             $ 2,457
   Short-term investments                                                                               9,146                   -
   Accounts receivable, net of allowance of $180 and $120 in 1997 and 1996,
     respectively                                                                                      11,061               6,171
   Contract work in progress                                                                           12,412               3,783
   Deferred income taxes                                                                                  320                 176
   Other current assets                                                                                 1,670                 608
                                                                                                   -------------       -------------
 Total current assets                                                                                  39,368              13,195
 Due from officers/stockholders                                                                           371                 228
 Equipment, furniture and fixtures, net                                                                 3,017               1,155
 Deferred income taxes                                                                                      -                  23
 Other assets                                                                                             411                 231
                                                                                                   -------------       -------------
                                                                                                      $43,167             $14,832
                                                                                                   -------------       -------------
                                                                                                   -------------       -------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Trade accounts payable                                                                             $   891             $   796
   Accrued salaries and wages                                                                           1,701               1,020
   Other accrued liabilities                                                                            2,488               1,165
   Income taxes payable                                                                                     -                 100
   Deferred revenue                                                                                       145               1,011
   Current portion of long-term debt                                                                       21                 226
                                                                                                   -------------       -------------
 Total current liabilities                                                                              5,246               4,318

 Deferred rent                                                                                             31                  62
 Long-term debt                                                                                            30                  18
 Deferred income taxes                                                                                    390                   -

 Commitments and contingencies

 Redeemable preferred stock                                                                                 -               8,190

 Stockholders' equity:
   Preferred stock, $.001 par value:
      Authorized shares-5,000
      Issued and outstanding shares-none                                                                    -                   -
   Common stock, $.001 par value:
      Authorized shares-50,000
      Issued and outstanding shares-7,514 in 1996
         and 11,759 in 1997                                                                                12                   7
   Additional paid-in capital                                                                          35,811               1,351
   Deferred compensation                                                                                 (907)             (1,166)
   Accretion of redeemable preferred stock                                                                  -                (572)
   Retained earnings                                                                                    2,554               2,624
                                                                                                   -------------       -------------
      Total stockholders' equity                                                                       37,470               2,244
                                                                                                   -------------       -------------
                                                                                                      $43,167             $14,832
                                                                                                   -------------       -------------
                                                                                                   -------------       -------------



                              See accompanying notes.

                              DAOU SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF INCOME

                  (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                            YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                       1997           1996           1995
                                                  -------------------------------------------
 Revenues                                            $41,700        $28,383        $19,863
 Cost of revenues                                     29,013         20,107         12,156
                                                  -------------------------------------------
 Gross profit                                         12,687          8,276          7,707
 Operating expenses:
   Sales and marketing                                 5,619          2,226          1,120
   General and administrative                          6,188          5,200          4,656
   Merger and related expenses                           718              -              -
                                                  -------------------------------------------
                                                      12,525          7,426          5,776
                                                  -------------------------------------------
 Income from operations                                  162            850          1,931
 Interest income, net                                    744            198             62
                                                  -------------------------------------------
 Income before income taxes                              906          1,048          1,993
 Provision for income taxes                              819            126            875
                                                  -------------------------------------------
 Net income                                               87            922          1,118
 Accretion of redeemable preferred stock                   -            485             87
                                                  -------------------------------------------
 Net income attributable to common stock             $    87        $   437        $ 1,031
                                                  -------------------------------------------
                                                  -------------------------------------------

 Net income per common share:
  Basic                                             $  0.01        $  0.10        $  0.15
                                                  -------------------------------------------
                                                  -------------------------------------------
  Diluted                                            $  0.01        $  0.10        $  0.15
                                                  -------------------------------------------
                                                  -------------------------------------------
 Shares used in computing net income per
 common share:
  Basic                                               11,106          9,084          7,706
                                                  -------------------------------------------
                                                  -------------------------------------------
  Diluted                                             11,932          9,286          7,706
                                                  -------------------------------------------
                                                  -------------------------------------------


                              See accompanying notes.

                               DAOU SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                                                ACCRETION OF
                                                      COMMON STOCK      ADDITIONAL               REDEEMABLE              TOTAL
                                                ----------------------   PAID-IN     DEFERRED    PREFERRED  RETAINED  STOCKHOLDERS'
                                                   SHARES      AMOUNT    CAPITAL   COMPENSATION    STOCK    EARNINGS    EQUITY
                                                ---------------------------------------------------------------------------------
 Balance at December 31, 1994                      7,409         $ 7     $    55     $     -     $   -       $  584    $   646
   Accretion of redeemable preferred stock             -           -           -           -       (87)           -        (87)
   Issuance of common stock in exchange for
     services                                         70           -          23           -         -            -         23
   Net income                                          -           -           -           -         -        1,118      1,118
                                                ---------------------------------------------------------------------------------
 Balance at December 31, 1995                      7,479           7          78           -       (87)       1,702      1,700
   Deferred compensation                               -           -       1,243      (1,243)        -            -          -
   Amortization of deferred compensation               -           -           -          77         -            -         77
   Issuance of common stock in exchange for
     services                                         35           -          30           -         -            -         30
   Accretion of redeemable preferred stock             -           -           -           -      (485)           -       (485)
   Net income                                          -           -           -           -         -          922        922
                                                ---------------------------------------------------------------------------------
 Balance at December 31, 1996                      7,514           7       1,351      (1,166)     (572)       2,624      2,244
   Issuance of common stock upon initial
     public offering, net                          2,000           2      15,782           -         -            -     15,784
   Conversion of redeemable preferred stock
     upon initial public offering                  1,603           2       7,616           -       572            -      8,190
   Issuance of common stock upon secondary
        public offering, net                         500           1       9,320           -         -            -      9,321
   Issuance of common stock upon exercise of
     stock options                                   142           -         639           -         -            -        639
   Tax effect from exercise of noncompensatory
     stock options                                     -           -       1,103           -         -            -      1,103
   Amortization of deferred compensation               -           -           -         259         -            -        259
   Distribution to Integrex stockholders (NOTE 2)      -           -           -           -         -          (94)       (94)
   Distribution to On-Line stockholders (NOTE 2)       -           -           -           -         -          (63)       (63)
   Net income                                          -           -           -           -         -           87         87
                                                ---------------------------------------------------------------------------------
 Balance at December 31, 1997                     11,759         $12     $35,811     $  (907)     $  -       $2,554    $37,470
                                                ---------------------------------------------------------------------------------
                                                ---------------------------------------------------------------------------------

                              See accompanying notes.

                               DAOU SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                YEARS ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                           1997           1996          1995
                                                                      --------------------------------------------
 OPERATING ACTIVITIES
 Net income                                                               $   87         $  922         $1,118
 Adjustments to reconcile net income to net cash used in
   operating activities:
   Depreciation and amortization                                             983            335            292
   Provision for uncollectible accounts                                       60            108              -
   Common stock issued in exchange for services                                -             30             23
   Deferred income taxes                                                     269             20           (192)
   Changes in operating assets and liabilities:
      Accounts receivable                                                 (4,950)           355         (5,540)
      Contract work in progress                                           (8,629)        (3,229)           162
      Other current assets                                                (1,062)          (597)           (95)
      Trade accounts payable                                                  95           (262)           436
      Accrued salaries and wages                                             681            168            883
      Deferred revenue                                                      (866)           519           (415)
      Other accrued liabilities                                            1,323           (557)         1,322
      Income taxes payable                                                  (100)          (894)           951
      Deferred rent                                                          (31)            60            (29)
                                                                      --------------------------------------------
 Net used in operating activities                                        (12,140)        (3,022)        (1,084)

 INVESTING ACTIVITIES
 Purchases of equipment, furniture and fixtures                           (2,586)          (907)          (361)
 Increase in other assets                                                   (180)           (98)            (3)
 Purchase of short-term investments                                       (9,146)             -         (3,686)
 Maturities of short-term investments                                          -          3,686              -
 Advances to officers/stockholders                                          (143)           (17)          (306)
 Proceeds from repayment of due from officers                                  -              -            209
                                                                      --------------------------------------------
 Net cash (used in) provided by investing activities                     (12,055)         2,664         (4,147)

 FINANCING ACTIVITIES
 Advances (repayments) under line of credit                                 (205)            20            165
 Repayment of long-term debt                                                  12            (33)           (48)
 Distributions to stockholders of acquired companies                        (157)             -              -
 Proceeds from issuance of common stock and redeemable
  preferred stock                                                         26,847              -          7,618
                                                                      --------------------------------------------
 Net cash provided by financing activities (used in)                      26,497            (13)         7,735
                                                                      --------------------------------------------
 Increase (decrease) in cash and cash equivalents                          2,302           (371)         2,504
 Cash and cash equivalents at beginning of year                            2,457          2,828            324
                                                                      --------------------------------------------
 Cash and cash equivalents at end of year                                 $4,759         $2,457         $2,828
                                                                      --------------------------------------------
                                                                      --------------------------------------------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Income taxes                                                           $  101         $1,021         $  116
                                                                      --------------------------------------------
                                                                      --------------------------------------------
   Interest                                                               $   25         $   10         $   11
                                                                      --------------------------------------------
                                                                      --------------------------------------------


                              See accompanying notes.

                               DAOU SYSTEMS, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

DAOU Systems, Inc. ( "DAOU" or the "Company") designs, implements, supports and manages advanced computer network systems for hospitals, integrated healthcare delivery systems and other healthcare provider organizations, located throughout the United States.

The Company's design services include an assessment of the customer's existing computer network system and the preparation of voice, video and data network specifications, technical design documentation and diagrams. DAOU's implementation services include the purchase, delivery and installation of enterprise-wide computer network systems. The Company's support and management services are typically provided under multi-year contracts and include remote and on-site network management services, as well as information systems outsourcing. DAOU typically provides its services under a fixed-price contract and over a fixed period of time.

As described more fully in Note 2, on July 9, 1997 and September 25, 1997, the Company acquired all of the issued and outstanding shares of Integrex Systems Corporation ("Integrex") and On-Line Networking, Inc. ("On-Line"), respectively through the Company's wholly-owned subsidiaries DAOU-Integrex, Inc. and DAOU On-Line, Inc. These acquisitions were accounted for using the pooling-of-interests method of accounting and, accordingly, the consolidated financial statements reflect the combined financial position and operating results for the Company, DAOU-Integrex and DAOU On-Line for all periods
presented.   All significant intercompany accounts have been eliminated.

REVENUE RECOGNITION

Contract revenue for the development and implementation of network solutions is recognized on the percentage-of-completion method with progress to completion measured by labor costs incurred to date compared to total estimated labor costs. Provisions for estimated losses on contracts, if any, are made during the period when the loss becomes probable and can be reasonably estimated. Revenues recognized in excess of amounts billed and project costs are classified as contract work in progress. Revenue from technical support and network management services is recognized over the period the services are performed. Payments received in advance of services performed are recorded as deferred revenue and amortized as the services are performed.

                                DAOU SYSTEMS, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

Substantially all of the Company's accounts receivable are from hospitals and other healthcare providers. Generally, the Company obtains a significant deposit from its customers upon signing a contract and collateral is not required. The Company provides for losses from uncollectible accounts and such losses have historically not exceeded management's expectations.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less when purchased. Short-term investments are recorded at amortized cost plus accrued interest which approximates market value. The Company generally invests its excess cash in U.S. government securities. The Company has established guidelines relative to diversification and maturities that are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company historically has not experienced any losses on its cash equivalents or short-term investments.

The Company applies Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, to value its investments. Under the statement, the Company classifies its short-term investments as "Available-for-Sale" and records such assets at estimated fair value in the balance sheet. As of December 31, 1997 and 1996, the cost of cash equivalents and short-term investments approximated estimated fair value.

EQUIPMENT, FURNITURE AND FIXTURES

Equipment, furniture and fixtures are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized over the estimated useful lives of the assets or the remaining lease term, whichever is less.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in the accompanying notes of the financial statements. The actual results could differ from those estimates.

                                DAOU SYSTEMS, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE, which supersedes APB Opinion No. 15. SFAS No. 128 replaces the presentation of primary earnings per share (EPS) with "Basic EPS" which includes no dilution and is based on weighted-average common shares outstanding for the period. Companies with complex capital structures, including DAOU, will also be required to present "Diluted EPS" that reflects the potential dilution of securities such as stock options and warrants. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. On February 3, 1998, the SEC issued Staff Accounting Bulletin (SAB) No. 98 which revised the previous instructions for determining the dilutive effects in earnings per share computations of common stock and common stock equivalents issued at prices below the IPO price prior to the effectiveness of the IPO.

The following table sets forth the computation of basic and dilutive earnings per share:

                                                           DECEMBER 31,
                                                 1997         1996       1995
                                              ----------------------------------
Net income                                        $ 87        $922      $1,118
                                              ----------------------------------
                                              ----------------------------------

Average common shares outstanding               10,917       7,481       7,418
Effect of assumed conversion of preferred
 stock from date of issuance                       189       1,603         288
                                              ----------------------------------
Shares used in Basic per share computations     11,106       9,084       7,706
                                              ----------------------------------
                                              ----------------------------------
Net income per share - Basic                     $0.01       $0.10       $0.15
                                              ----------------------------------
                                              ----------------------------------

Net effect of dilutive common share
 equivalents based on treasury stock
 method                                            826         202           -
                                              ----------------------------------
Shares used in Diluted per share
 computations                                   11,932       9,286       7,706
                                              ----------------------------------
                                              ----------------------------------
 Net income per share - Diluted                  $0.01       $0.10       $0.15
                                              ----------------------------------
                                              ----------------------------------


                                DAOU SYSTEMS, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"). SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of Accounting Principles Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company has continued accounting for its stock-based compensation in accordance with the provisions of APB 25.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME and SFAS No. 131, SEGMENT INFORMATION. Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company does not believe that comprehensive income or loss will be materially different than net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment and does not believe adoption of these standards will have a material impact on the Company's financial statements.

2. ACQUISITIONS

On July 9, 1997, the Company acquired all of the issued and outstanding shares of Integrex in exchange for 700,000 shares of the Company's common stock. Integrex provides advanced network design, integration and consulting support services primarily

                                DAOU SYSTEMS, INC.

2. ACQUISITIONS (CONTINUED)

to healthcare organizations and also to educational and governmental institutions, all of which are primarily located in the state of Virginia. Integrex specializes in voice and video networks and also designs integrated cable plants capable of supporting voice, video and high-speed data transmission.

On September 25, 1997, the Company acquired all of the issued and outstanding shares of On-Line in exchange for 150,000 shares of the Company's common stock. On-Line is a provider of communication infrastructure services primarily within the healthcare information technology market.

Both of these acquisitions were accounted for as pooling-of-interests and, accordingly, the historical financial statements for all periods prior to the consummation of the combinations have been restated as though the companies had been combined.

Total revenues and net income (loss) of DAOU, Integrex and On-Line for the three years ended December 31, 1997 were (IN THOUSANDS):


                                                       DAOU         INTEGREX        ON-LINE      COMBINED
                                                  ---------------------------------------------------------
 Year ended December 31, 1997
   Total revenues                                    $30,606         $5,426         $5,668        $41,700
   Net income (loss)                                    (820)           951            (44)            87
 Year ended December 31, 1996
   Total revenues                                     19,311          4,456          4,616         28,383
   Net income                                             83            478            361            922
 Year ended December 31, 1995
   Total revenues                                     14,330          2,548          2,985         19,863
   Net income (loss)                                   1,240            179           (301)         1,118



Merger costs, net of tax effects related to the Integrex and On-Line acquisitions were $1,068,000 (net of tax charge of $350,000).

                                DAOU SYSTEMS, INC.

3. SELECTED BALANCE SHEET DETAILS

Equipment, furniture and fixtures consist of the following (IN THOUSANDS):

                                                           DECEMBER 31,
                                                       1997           1996
                                                  ----------------------------
         Equipment and furniture                     $ 4,370         $1,804
         Leasehold improvements                          111             91
                                                  ----------------------------
                                                       4,481          1,895
         Less accumulated depreciation and
          amortization                                (1,464)          (740)
                                                  ----------------------------
                                                     $ 3,017         $1,155
                                                  ----------------------------
                                                  ----------------------------

Other accrued liabilities consist of the following (IN THOUSANDS):

                                                           DECEMBER 31,
                                                       1997           1996
                                                  ----------------------------

         Accrued contract costs                       $2,390         $  626
         Other accrued liabilities                        98            539
                                                  ----------------------------
                                                      $2,488         $1,165
                                                  ----------------------------
                                                  ----------------------------


4. LINE OF CREDIT

In August 1997, On-Line amended its previous $300,000 line of credit with a bank by increasing it to $500,000. The agreement provides for the payment of interest at the bank's variable base rate, as defined (9.00% at December 31, 1997) plus 1%, callable on demand, due in full on March 31, 1998. The line is secured by accounts receivable, inventories and equipment, and is personally guaranteed by the three former stockholders of On-Line. At December 31, 1997, there were no amounts outstanding under the line of credit. Interest expense for the years ended December 31, 1997 and 1996 was $18,285 and $3,252, respectively.

5. LONG-TERM DEBT

Long-term debt at December 31, 1997 consists of secured notes payable of On-Line to a financing company and a bank. As of December 31, 1997, the notes require aggregate monthly payments of $2,634, including interest with rates ranging from 9.25% to 10.75%. The notes mature from May 1998 to August 2001 and are secured by vehicles. Interest expense for the years ended December 31, 1997, 1996 and 1995 was $5,290, $3,691 and $5,684, respectively.

                                DAOU SYSTEMS, INC.

6. LEASE COMMITMENTS

The Company leases its facilities and certain equipment under operating lease agreements. The facility leases provide for abatement of rent during certain periods and escalating rent payments during the lease term. Rent expense for 1997, 1996 and 1995 totaled $519,000, $489,000 and $187,000, respectively.

Annual future minimum lease payments under noncancellable operating leases with initial terms of one year or more at December 31, 1997, consist of the following (IN THOUSANDS):

                      1998                          $  608
                      1999                             691
                      2000                             691
                      2001                             693
                      2002                             704
                                                  ----------
                                                    $3,387
                                                  ----------
                                                  ----------

7. MAJOR CUSTOMERS

Sales to individual customers exceeding 10% or more of revenues in the years ended December 31 were as follows: during 1997, one customer accounted for 10% of revenues; during 1996 three customers accounted for 14%, 12% and 10% of revenues, respectively and during 1995, two customers accounted for 41% and 9% of revenues, respectively.

8. REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

REDEEMABLE PREFERRED STOCK

During 1995, 1,603,430 shares of redeemable preferred stock were issued at $4.99 per share for proceeds of $7,618,000 net of issuance costs. Holders of the redeemable preferred stock were entitled to receive cumulative dividends at the rate of $0.03 per share per annum, when and if declared by the Board of Directors and prior to any dividends on the common stock. The redeemable preferred stock had a liquidation preference of $4.99 per share plus any declared but unpaid dividends and was convertible at the option of the holder into one share of common stock, subject to certain antidilution adjustments. The shares of preferred stock were automatically converted in connection with the initial public offering of the Company's common stock which closed in February 1997. The increase in the redemption value of the redeemable preferred stock was $87,000 in 1995 and $485,000 in 1996.

                                DAOU SYSTEMS, INC.

8. REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS

During 1996, the Company adopted the 1996 Stock Option Plan (the "Plan"), under which 947,025 shares of the Company's common stock were initially reserved for issuance upon exercise of options granted by the Company. During November 1996, the Board of Directors increased the number of shares reserved for issuance under the plan to 1,367,925. In October 1997, the Board of Directors, subject to stockholder approval, approved an additional 3,000,000 shares to be reserved under the Plan. The Plan provides for the grant of both incentive and nonstatutory stock options to officers, directors, employees and consultants of the Company. Options granted by the Company generally vest over a three to five-year period and are exercisable for a period of ten years from the date of the grant.

The Company recorded $1,243,000 of deferred compensation for options granted during the year ended December 31, 1996, representing the difference between the option exercise price and the deemed fair value for financial statement presentation purposes. The Company is amortizing the deferred compensation ratably over the vesting period of the options.

A summary of the Company's stock option activity under the Plan and related information for the years ended December 31 follows:


                                                    1997                          1996
                                       ------------------------------ ----------------------------
                                                           WEIGHTED                       WEIGHTED
                                                            AVERAGE                        AVERAGE
                                                           EXERCISE                       EXERCISE
                                          OPTIONS           PRICE        OPTIONS           PRICE
                                       ------------------------------ ----------------------------
Outstanding-beginning of year              801,113        $  5.16              -
   Granted                                 793,339           9.61        822,158          $5.16
   Exercised                              (144,487)          4.44              -              -
   Forfeited                              (228,470)          5.86        (21,045)          4.28
                                       ------------------------------ ----------------------------
Outstanding-end of year                  1,221,495        $  8.13        801,113          $5.16
                                       ------------------------------ ----------------------------
                                       ------------------------------ ----------------------------

Exercisable at end of year                  52,101        $  6.57              -              -
                                       ------------------------------ ----------------------------
                                       ------------------------------ ----------------------------

Weighted-average fair value of
 options granted during the year                            $4.30                         $2.81
                                       ------------------------------ ----------------------------
                                       ------------------------------ ----------------------------


                                DAOU SYSTEMS, INC.

8. REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

In November 1996, the Company granted 140,300 non-qualified stock options at an exercise price of $4.28 per share outside of the Plan. These options vest ratably over a five-year period.

The following table summarizes information about stock options outstanding at December 31, 1997:


                                             OUTSTANDING                           EXERCISABLE
                                  ----------------------------- ------------------------------------------------
                                                     WEIGHTED
                                                      AVERAGE                                         WEIGHTED
                                                     REMAINING      WEIGHTED                           AVERAGE
                                      NUMBER        CONTRACTUAL      AVERAGE          NUMBER          EXERCISE
      RANGE OF EXERCISE PRICES      OUTSTANDING        LIFE      EXERCISE PRICE     EXERCISABLE         PRICE
     ---------------------------------------------------------- ------------------------------------------------
           $4.28 to  4.35             401,988           8.3           $ 4.28           33,454           $ 4.28
            4.35 to  6.53             386,475           9.2             6.03                -                -
            8.70 to 10.88             194,532           9.1            10.22           18,647            10.69
           10.88 to 13.05               6,000           9.5            12.75                -                -
           15.23 to 17.40             232,500           9.5            16.43                -                -
                                  ----------------------------- ------------------------------------------------
                                    1,221,495           8.9           $ 7.74           52,101           $ 6.57
                                  ----------------------------- ------------------------------------------------
                                  ----------------------------- ------------------------------------------------



At December 31, 1997, 196,588 options were vested and options for 1,943 common shares were available for future grant.

Adjusted pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rate of 6%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0% and 75%; and a weighted-average expected life of the option of seven years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

                                DAOU SYSTEMS, INC.

8. REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do no necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's adjusted pro forma information is as follows (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION):


                                                YEARS ENDED DECEMBER 31,
                                                   1997           1996
                                                ------------------------
     Adjusted pro forma net loss                  $(140)         $(40)
                                                ------------------------
                                                ------------------------
     Adjusted pro forma net loss per share        $(0.01)        $  -
                                                ------------------------
                                                ------------------------


The results above are not likely to be representative of the effects of applying SFAS No. 123 on reported net income or loss for future years as these amounts reflect the expense for only one or two years vesting.

WARRANTS

In connection with the issuance of the redeemable preferred stock, the Company issued two warrants to purchase an aggregate of 133,285 shares of common stock at an exercise price of $4.99 per share. The warrants are exercisable immediately and expire on October 26, 2000.

COMMON STOCK RESERVED

At December 31, 1997, a total of 1,497,023 shares of the Company's common stock have been reserved for the exercise of stock options and warrants.

                                DAOU SYSTEMS, INC.

9. INCOME TAXES

The provision for income taxes consists of the following (IN THOUSANDS):



                                                 YEARS ENDED DECEMBER 31,
                                             1997           1996           1995
                                           --------------------------------------
 Current:
   Federal                                   $468            $62           $816
   State                                       82             44            251
                                           --------------------------------------
                                              550            106          1,067

 Deferred:
   Federal                                    238             32           (166)
   State                                       31            (12)           (26)
                                           --------------------------------------
                                              269             20           (192)
                                           --------------------------------------
                                             $819           $126           $875
                                           --------------------------------------
                                           --------------------------------------



Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following (IN THOUSANDS):


                                                          DECEMBER 31,
                                                       1997           1996
                                                       ---------------------
 Deferred tax liabilities:
   Accounting method change for tax  purposes          $423          $    -
   Depreciation and amortization                        120               3
                                                       ---------------------
                                                        543               3
 Deferred tax assets:
   Reserves and allowances                              423             198
   Net operating losses                                  50               -
                                                       ---------------------
                                                        473             198
                                                       ---------------------
 Net deferred tax (asset) liability                    $ 70           $(195)
                                                       ---------------------
                                                       ---------------------


At December 31, 1997, the Company has state net operating losses of $842,000. This net operating loss will expire in 2002.

                                DAOU SYSTEMS, INC.

9. INCOME TAXES (CONTINUED)

The reconciliation of income tax computed at the federal statutory rate to the total provision for income taxes is as follows:


                                                                  YEARS ENDED DECEMBER 31,
                                                             1997           1996           1995
                                                         -----------------------------------------
Tax at federal statutory rate                                35.0%          35.0%          35.0%
S Corporation income not subject to
  corporate income taxes                                    (29.9)         (28.3)           1.8
Nondeductible expenses                                       35.8            3.3            1.0
Adjustment on conversion of S corporation
 to C corporation                                            58.6              -              -
State taxes (net of federal benefit)                          6.3            2.0            7.3
Other                                                       (15.4)             -           (1.1)
                                                         -----------------------------------------
                                                             90.4%          12.0%          44.0%
                                                         -----------------------------------------
                                                         -----------------------------------------


10. BENEFIT PLANS

The Company sponsors the DAOU Systems, Inc. 401(k) Salary Savings Plan which covers employees who meet certain age and service requirements. Employees may contribute a portion of their earnings each plan year subject to certain Internal Revenue Service limitations. The Company made elective contributions to the Plan of $13,000, $16,000 and $50,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

In October 1994, Integrex adopted a retirement benefit plan effective January 1, 1995. The plan is intended to qualify under Internal Revenue Code Section 401(a) and provides for employee salary deferrals under Internal Revenue Code Section 401(k), company matching payments, and company profit sharing payments.
Integrex made profit sharing payments of $44,572, $97,605 and $60,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

In December 1995, On-Line adopted a defined contribution profit sharing plan covering substantially all employees who have completed one year of service and are twenty-one years of age. Profit sharing contributions are made at the discretion of On-Line's management. Contributions vest 20% after two years and an additional 20% for each year thereafter. Profit sharing expense was $67,500, $77,124 and $68,498 for the years ended December 31, 1997, 1996 and 1995, respectively. Effective January 1, 1998, On-Line's employees became eligible to participate in the Company's 401(k) plan, and the existing profit sharing plan of On-Line was terminated.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information required by this item is included under the captions entitled "Election of Directors" and "Information Concerning Directors and Executive Officers" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 10:  EXECUTIVE COMPENSATION.

     The information required by this item is included under the caption entitled "Executive Compensation" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is included under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is included under the caption entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) CURRENT REPORTS ON FORM 8-K. The Registrant filed the following Current Reports on Form 8-K with the Commission during the fourth quarter of the year ended December 31, 1997:

          (1) Current Report on Form 8-K, filed on October 29, 1997, reporting the Registrant's acquisition on October 15, 1997 of all of the issued and outstanding shares of On-Line Networking, Inc., a New Jersey corporation ("On-Line"), through the issuance of 150,000 shares of the Registrant's Common Stock. The acquisition was accomplished by means of a pooling-of-interests merger (the "On-Line Merger") of On-Line with DAOU On-Line, Inc., a Delaware corporation and wholly-owned subsidiary of the Registrant ("DAOU On-Line").

          (2) Current Report on Form 8-K, filed on November 17, 1997, reporting the Registrant's revenue and net income of $4,100,000 and $180,000, respectively, for the 30-day period ended November 14, 1997. Such revenue and net income amounts include 30 days of combined operations of the Registrant and DAOU On-Line.

          (3) Current Report on Form 8-K/A, filed on November 26, 1997, amending and completing the Registrant's Current Report on Form 8-K, filed on October 29, 1997. This Current Report on Form 8-K/A contained (i) audited financial statements of On-Line for the years ended December 31, 1996 and 1995, and (ii) certain unaudited pro forma combined financial statements of the Registrant and On-Line for the nine months ended September 30, 1997 and 1996 and for the years ended December 31, 1996 and 1995.

     (b)  EXHIBITS.

      EXHIBIT
      NUMBER         EXHIBIT
      --------       -------
        2.1(1)     -- Agreement and Plan of Merger, dated January 9, 1997,
                      by and between the Registrant and DAOU Systems, Inc.,
                      a California corporation.
        2.2(2)     -- Agreement and Plan of Merger, dated as of July 8, 1997, by and among the Registrant, DAOU-Integrex, Inc., a
                      Delaware corporation and wholly-owned subsidiary of the
                      Registrant, Integrex  Systems Corporation, a Delaware
                      corporation, and the stockholders of Integrex Systems
                      Corporation.
        2.3+(3)    -- Agreement and Plan of Merger, dated as of September
                      25, 1997, by and among the Registrant, DAOU On-Line,
                      On-Line and the stockholders of On-Line.
        3.1(1)     -- Amended and Restated Certificate of Incorporation of the
                       Registrant.
        3.2(1)     -- Bylaws of the Registrant.
        4.1        -- Reference is made to Exhibits 3.1 and 3.2.
        4.2(1)     -- Specimen stock certificate.



      EXHIBIT
      NUMBER          EXHIBIT
      --------        -------
        4.3(1)     -- Investors' Rights Agreement, dated  October 26, 1995,
                      between the Registrant and the parties named therein.
        4.4(1)     -- Series A Preferred Stock Purchase Warrant No.1, dated
                      October 26, 1995, between the Registrant and Needham &
                      Company, Inc.
        4.5(1)     -- Series A Preferred Stock Purchase Warrant No. 2, dated
                      October 26, 1995, between the Registrant and Needham
                      Capital S.B.I.C., L.P.
       10.1(1)     -- Form of Indemnification Agreement.
       10.2(1)(4)  -- DAOU Systems, Inc. 1996 Stock Option Plan, as amended.
       10.3(1)(4)  -- Form of Incentive Stock Option Agreement under the 1996
                      Stock Option Plan.
       10.4(1)(4)  -- Form of Nonstatutory Stock Option Agreement under the
                      1996 Stock Option Plan.
       10.5(1)(4)  -- Employment Agreement, effective as of November 11,
                      1996, between Robert C. McNeill and the Registrant.
       10.6(1)     -- Sublease Agreement, dated March 1, 1996, between the
                      Registrant and Adobe Systems Incorporated.
       10.7+(1)    -- Information Management Agreement, dated April 1, 1996,
                      between the Registrant and Candler Health System.
       10.8+(1)    -- Principle Agreement, dated June 18, 1996, between the
                      Registrant and Catholic Medical Center of Brooklyn &
                      Queens, Inc.
       10.9+(1)    -- Principal Agreement, dated June 29, 1995, between the
                      Registrant and Mercy Health Services.
       10.10+(1)   -- Master Agreement, dated June 4, 1996, between the
                      Registrant and Atlantic Health System.
       10.11(1)    -- Form of Master Services Agreement.
       21          -- Subsidiaries of the Registrant.
       23          -- Consent of Ernst & Young LLP, independent auditors.
       24          -- Power  of Attorney (included on the signature page to this
                      Report).
       27          -- Financial Data Schedule.


---------------
+ Confidential treatment has been granted with respect to certain portions of this exhibit.
(1) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Registration Statement on Form SB-2, File No. 333-18155, declared effective by the Commission on February 12, 1997.
(2) Incorporated by reference to the exhibit filed in connection with the Registrant's Current Report on Form 8-K filed with the Commission on July 18, 1997.
(3) Incorporated by reference to the exhibit filed in connection with the Registrant's Current Report on Form 8-K with the Commission filed on October 29, 1997.

(4) Identifies a management contract or compensatory plan or arrangement of the Registrant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 1998               DAOU SYSTEMS, INC.



                                   By: /s/ Daniel J. Daou
                                       -----------------------------------
                                        Daniel J. Daou
                                        President


                                  POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel J. Daou, Georges J. Daou and Fred C. McGee, jointly and severally, as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                           TITLE                                 DATE
        ---------                           -----                                -----
  /s/ Georges J. Daou           Chief Executive Officer and Chairman of the    March 10, 1998
---------------------------     Board (Principal Executive Officer)
     Georges J. Daou

  /s/ Daniel J. Daou            President and Director                         March 10, 1998
---------------------------
     Daniel J. Daou

  /s/ Fred C. McGee             Senior Vice President, Chief Financial         March 10, 1998
---------------------------     Officer and Secretary (Principal Financial
      Fred C. McGee             and Accounting Officer)

  /s/ Richard B. Jaffe          Director                                       March 10, 1998
---------------------------
    Richard B. Jaffe

  /s/ David W. Jahns            Director                                       March 10, 1998
---------------------------
     David W. Jahns

  /s/ John H. Moragne           Director                                       March 10, 1998
---------------------------
     John H. Moragne
