Form 10KSB/A
period 1997-12-31
DAOU SYSTEMS INC
filed 1998-03-31
CIK 1003989

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------
                                  FORM 10-KSB/A

/x/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   For the fiscal year ended December 31, 1997

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                         ------------------------------

                          Commission File No.: 0-22073
                               DAOU SYSTEMS, INC.
                 (Name of small business issuer in its charter)

                Delaware                               330284454
     (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

                               5120 Shoreham Place
                          San Diego, California  92122
                                 (619) 452-2221
   (Address of principal executive offices and Registrant's telephone number)
                         ------------------------------

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

     As of March 6, 1998, the number of issued and outstanding shares of Registrant's Common Stock was 11,826,654.
                         ------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or before April 30, 1998 in connection with Registrant's annual meeting of stockholders to be held on May 19, 1998 is incorporated by reference into Part III of this Report.

     Transitional Small Business Disclosure Format:           YES / /    NO /X/
===============================================================================

     The undersigned Registrant hereby amends the following items, financial statement, exhibits or other portions of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 as set forth in the pages attached hereto:

     1.   Item 13 (Exhibits and Reports on Form 8-K)   Pages 2-4

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

     (b)  EXHIBITS.


           EXHIBIT
           NUMBER          EXHIBIT
           -------         --------

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
           4.2(1)       -- Specimen stock certificate.



           EXHIBIT
           NUMBER          EXHIBIT
           -------         --------
            4.3(1)       -- Investors'  Rights  Agreement, dated October 26,
                            1995, between the Registrant and the parties
                            named therein.
            4.4(1)       -- Series A Preferred Stock Purchase Warrant No. 1,
                            dated October 26, 1995, between the Registrant
                            and Needham & Company, Inc.
            4.5(1)       -- Series A Preferred Stock Purchase Warrant No. 2,
                            dated October 26, 1995, between the Registrant
                            and Needham Capital S.B.I.C., L.P.
           10.1(1)       -- Form of Indemnification Agreement.
           10.2(1)(4)     - DAOU Systems, Inc. 1996 Stock Option Plan, as
                            amended.
           10.3(1)(4)     - Form of Incentive Stock Option Agreement under
                            the 1996 Stock Option Plan.
           10.4(1)(4)     - Form of Nonstatutory Stock Option Agreement under
                            the 1996 Stock Option Plan.
           10.5(1)(4)    -- Employment  Agreement,  effective  as  of
                            November  11,  1996,  between  Robert C. McNeill
                            and the Registrant.
           10.6(1)       -- Sublease Agreement, dated March 1, 1996,
                            between the Registrant and Adobe Systems
                            Incorporated.
           10.7+(1)      -- Information  Management  Agreement,  dated April
                            1, 1996, between the Registrant and Candler
                            Health System.
           10.8+(1)      -- Principle  Agreement,  dated  June  18, 1996,
                            between the Registrant and Catholic Medical
                            Center of Brooklyn & Queens, Inc.
           10.9+(1)      -- Principal Agreement, dated June 29, 1995, between
                            the Registrant and Mercy Health Services.
           10.10+(1)     -- Master Agreement, dated June 4, 1996, between
                            the Registrant and Atlantic Health System.
           10.11(1)      -- Form of Master Services Agreement.
           21*           -- Subsidiaries of the Registrant.
           23*           -- Consent of Ernst & Young LLP, independent auditors.
           24*           -- Power of Attorney.
           27.1*         -- Financial Data Schedule for year ended December 31,
                            1997.

           27.2          -- Financial  Data for the year ended December 31,
                            1996 and each of the quarters ended March 31, 1997 and June 30, 1997.

*    Previously filed.
+ Confidential treatment has been granted with respect to certain portions of this exhibit.
(1) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Registration Statement on Form SB-2, File No. 333-18155, declared effective by the Commission on February 12, 1997.
(2) Incorporated by reference to the exhibit filed in connection with the Registrant's Current Report on Form 8-K filed with the Commission on July 18, 1997.

(3) Incorporated by reference to the exhibit filed in connection with the Registrant's Current Report on Form 8-K with the Commission filed on October 29, 1997.
(4) Identifies a management contract or compensatory plan or arrangement of the Registrant.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1998                       DAOU SYSTEMS, INC.


                                            By: /s/  DANIEL J. DAOU
                                                ------------------------------
                                                Daniel J. Daou
                                                President

     In accordance with the Exchange Act, this Amendment No. 1 to Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature                           Title                                              Date
              ---------                           -----                                              ----

                *
-----------------------------------   Chief Executive Officer and Chairman of the Board
         Georges J. Daou              (Principal Executive Officer)

       /s/ DANIEL J. DAOU
-----------------------------------   President and Director
         Daniel J. Daou                                                                            March 31, 1998

                *
-----------------------------------   Senior Vice President, Chief Financial Officer and
         Fred C. McGee                Secretary (Principal Financial and Accounting  Officer)
                *
-----------------------------------   Director
         Richard B. Jaffe

                *
-----------------------------------   Director
         David W. Jahns

                *
-----------------------------------   Director
         John H. Moragne

*By:   /s/ DANIEL J. DAOU
    --------------------------------
    Daniel J. Daou, Attorney-in-Fact                                                               March 31, 1998
