Form 10-Q
period 1998-03-31
DAOU SYSTEMS INC
filed 1998-05-15
CIK 1003989

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-Q

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934    For the quarterly period ended March 31, 1998

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT  For the
     transition period from       to    , 1998


                          Commission File No.:  000-22073


                                 DAOU SYSTEMS, INC.
         (Exact name of small business issuer as specified in its charter)


          Delaware                                          330284454
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization                           Identification No.)


                                5120 Shoreham Place
                            San Diego, California  92122
                     (Address of principal executive offices)


                                   (619) 452-2221
                           (Issuer's telephone number)


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/

            The number of shares of Registrant's Common Stock outstanding as of May 15, 1998: 13,405,447

Transactional Small Business Disclosure Format (check one):   Yes / /   No  /X/

                                DAOU SYSTEMS, INC.

                                 Index to Form 10-Q


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements                                    Page

Condensed Consolidated Balance Sheets
 (unaudited) March 31, 1998 and December 31, 1997                           3

Condensed Consolidated Statements of Operations (unaudited)
Three Months Ended March 31, 1998 and 1997                                  4

Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 1998 and 1997                                  5

Notes to Condensed Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                              7-8

PART II.    OTHER INFORMATION                                               9

SIGNATURES                                                                 10

Item 1.  Condensed Consolidated Financial Statements


                              DAOU SYSTEMS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                    ASSETS

                                                       MARCH 31,     DECEMBER 31,
                                                         1998           1997
                                                     -------------  -------------
                                                              (unaudited)
Current assets:
  Cash and cash equivalents                            $     887       $  5,699
  Short-term investments                                   7,111          9,949

  Accounts receivable, net                                16,546         12,411
  Contract work in progress                               20,126         12,412
  Other current assets                                     3,077          2,033
                                                       ---------      ---------
   Total current assets                                   47,747         42,504
Equipment, furniture and fixtures, net                     4,005          3,501
Other assets                                                 804            831
                                                       ---------      ---------
                                                       $  52,556      $  46,836
                                                       ---------      ---------
                                                       ---------      ---------


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   1,268      $   1,032
  Accrued liabilities                                     10,454          5,070
                                                       ---------      ---------
   Total current liabilities                              11,722          6,102
Long Term Liabilities                                        482            494
Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.001 par value
   Authorized shares - 5,000
   Issued and outstanding - none                               -              -
 Common stock, $.001 par value
   Authorized shares - 50,000
   Issued and outstanding - 13,391 and 13,318
   at March 31, 1998 and December 31, 1997,
   respectively                                               13             13
 Additional paid-in capital                               36,225         35,828
 Deferred compensation                                      (842)          (907)
 Unrealized gain on short-term investments                   249            143
 Retained earnings                                         4,707          5,163
                                                       ---------      ---------
   Total stockholders' equity                             40,352         40,240
                                                       ---------      ---------
                                                       $  52,556      $  46,836
                                                       ---------      ---------
                                                       ---------      ---------

See accompanying notes.

                              DAOU SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                 (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                           1998           1997
                                                         --------       --------
Revenues                                                 $ 18,063       $ 10,087
Cost of revenues                                           10,772          6,607
                                                         --------       --------
Gross profit                                                7,291          3,480
Operating expenses
  Sales and marketing                                       2,194          1,495
  General and administrative                                2,847          2,087
  Merger and related expenses                               1,796             -
                                                         --------       --------
  Total operating expenses                                  6,837          3,582

                                                         --------       --------
Income (loss) from operations                                 454           (102)
Other income, net                                             153            114
                                                         --------       --------

Income before income taxes                                    607             12
Provision (benefit) for
   income taxes                                               911           (148)
                                                         --------       --------
Net income (loss)                                        $   (304)       $   160
                                                         --------       --------
                                                         --------       --------
Basic earnings (loss) per share                          $   (.02)       $   .01
                                                         --------       --------
                                                         --------       --------
Diluted earnings (loss) per share                        $   (.02)       $   .01
                                                         --------       --------
                                                         --------       --------
Shares used in calculation of:
  Basic earnings (loss) per share                          13,362         11,721
                                                         --------       --------
                                                         --------       --------
  Diluted earnings (loss) per share                        13,362         12,210
                                                         --------       --------
                                                         --------       --------

                                See accompanying notes.

                                  DAOU SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31,
                                                        1998          1997
                                                   --------------  ------------
Operating activities:
  Net income (loss)                                    $  (304)       $  160
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                          401           121
    Changes in operating assets and liabilities         (7,281)           94
                                                      --------       -------
Net cash flows provided by (used in) operating
  activities                                            (7,184)          375

Investment activities:
  Maturities/sales of short-term investments             2,944             -
  Additions to equipment, furniture
    and fixtures                                          (840)         (904)
  Changes in other assets                                   27            53
                                                      --------       -------
Net cash flows provided by (used in)
  investing activities                                   2,131          (851)

Financing activities:
   Distribution to stockholders                           (152)         (249)
   Sale of common stock                                    397        15,856
   Other                                                    (4)           (9)
                                                      --------       -------
Net cash flows provided by
  financing activities                                     241        15,598
                                                      --------       -------
Net increase (decrease) in cash and cash
  equivalents                                           (4,812)       15,122
Cash and cash equivalents at
  beginning of period                                    5,699         2,520
                                                      --------       -------
Cash and cash equivalents at
  end of period                                       $    887       $17,642
                                                      --------      --------
                                                      --------      --------

                                See accompanying notes.

                              DAOU SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998

1.  Basis of Presentation

The condensed consolidated financial statements of DAOU Systems, Inc. (the "Company") for the three-month periods ended March 31, 1998 and 1997 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which in the opinion of management, are necessary to fairly present the financial position at March 31, 1998 and the results of operations for the three-month periods ended March 31,1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1997 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in the accompanying notes of the financial statements. The actual results could differ from those estimates.

2.   Acquisitions

During March 1998, the Company acquired Synexus Incorporated ("Synexus"), a a Pennsylvania Corporation specializing in the planning, design and implementation of enterprise networks in healthcare environments, and Sentient Systems, Inc., a Maryland Corporation, which provides integration and support services primarily to health-care organizations. Shareholders of Synexus and Sentient received a total of 161,235 and 1,397,550 shares, respectively, of the Company's common stock in exchange for the outstanding stock of each of these companies. The acquisitions have been accounted for under the pooling-of-interests method of accounting, and accordingly, the historical financial statements of periods prior to the consumation of the combinations have been restated as though the companies had been combined for all periods presented.

Separate results for each of DAOU, Sentient and Synexus for the three months ended March 31, 1998 and 1997 were as follows (in thousands):

                                          DAOU      SENTIENT      SYNEXUS      COMBINED
                                        -------     --------      -------      --------
Three Months ended March 31, 1998

     Total Revenues                     $15,070      $2,526       $467         $18,063

     Net Income (loss)                      233        (480)       (57)           (304)

Three Months ended March 31, 1997

      Total Revenues                      7,094       2,514        479          10,087

      Net Income (loss)                    (129)        168        121             160


In connection with these acquisitions, the Company recorded acquisition and related costs during March 1998 totaling $1.8 million. These costs include transaction fees of approximately $341,000, estimated costs to combine and integrate operations of approximately $420,000 and other acquisition related costs of approximately $1.0 million.

3.   Per Share Information

The following table details the computation of basic and diluted income
(loss) per share:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       1998           1997
                                                       -------------------
Numerator:

     Net income (loss)                                $ (304)       $  160
                                                      ------        ------
       Denominator:

     Weighted average common shares                   13,362        10,118

       Effect of assumed conversion of
          convertible preferred stock to
          common stock from the date of
          issuance                                       -           1,603
                                                      ------        ------

       Denominator for basic income (loss)
          per share - adjusted weighted
          average common shares                       13,362        11,721

       Effect of dilutive securities:
          Warrants                                       -              52
          Common stock options                           -             437
                                                      ------        ------
                                                         -             489
                                                      ------        ------
       Denominator for diluted income (loss)
          per share -- adjusted weighted average
          shares and assumed conversions              13,362        12,210
                                                      ------        ------
                                                      ------        ------
       Basic income (loss) per share                  $(0.02)        $0.01
                                                      ------        ------
                                                      ------        ------
       Diluted income (loss) per share                $(0.02)        $0.01
                                                      ------        ------
                                                      ------        ------


4.   New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," both of which are effective for fiscal periods beginning after December 15, 1997. The adoption of Statement No. 131 did not have a material effect on the Company's financial statements.

Comprehensive income (loss) for the three months ended March 31, 1998 and 1997 totalled $(198,000) and $97,000. The difference from reported net income arises from the unrealized gains and losses on short-term investments.

5.   Income Tax Expense

The effective income tax rate for the quarter ended March 31, 1998 was 150% due to the non-deductibility of certain merger and related costs and adjustments made relative to Sentient's and Synexus' former S corporation status.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations This report contains certain statements of a forward-looking nature relating to future performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially.

Overview

The Company designs, implements, supports and manages advanced computer network systems primarily for hospitals, integrated delivery networks ("IDNs") and other provider organizations. The Company's design services include an assessment of the customer's existing computer network system, the preparation of voice, video and data network specifications, technical design documentation and diagrams. DAOU's implementation services include the purchase, delivery and installation of enterprise-wide computer network systems. Implementation service revenues consist of third-party hardware and software products, as well as the Company's professional services. The Company's gross margin with respect to implementation services varies significantly depending on the percentage of such services consisting of products (with respect to which the Company obtains a lower margin) versus professional services. The Company's support and management services include remote and on-site network management, as well as information systems function outsourcing. The Company typically provides these services under multi-year contracts.

In March 1998, the Company acquired through a pooling-of-interests merger all of the issued and outstanding shares of Synexus, a Pennsylvania Corporation, which specializes in the planning, design and implementation of enterprise networks in healthcare environments, and Sentient, Maryland Corporation, which provides integration and support services primarily to health-care organizations. The shareholders of Synexus and Sentient received a total of 161,235 and 1,397,550 shares, respectively, of the Company's common stock in exchange for the outstanding stock of each of these companies.

Results of Operations

The Company's revenues were $18.1 million and $10.1 million for the quarters ended March 31, 1998 and 1997, respectively, representing an increase of 79%. This increase was primarily due to growth of I/S outsourcing, voice and video design, and cabling services.

Cost of revenues was $10.8 million and $6.6 million for the quarters ended March 31, 1998 and 1997, respectively, representing an increase of 63% primarily due to increased revenues. Gross margin was 40% and 34% for the quarters ended March 31, 1998 and 1997, respectively. This increase in gross margin was primarily due to an increase in the professional service component of the Company's services which provides higher gross margin revenue.

Sales and marketing expenses were $2.2 million and $1.5 million for the quarters ended March 31, 1998 and 1997, respectively, representing an increase of 47%. This increase was primarily due to expansion of the Company's marketing programs, increase in sales personnel, and implementation of a regional sales structure . Sales and marketing expenses were 12% and 15% of revenues for the quarters ended March 31, 1998 and 1997, respectively. The Company expects that sales and marketing expenses will continue to decrease as a percentage of revenue, but will likely increase in dollar terms to support the anticipated growth in the Company's business.

General and administrative expenses were $2.8 million and $2.1 million for the quarters ended March 31, 1998 and 1997, respectively, representing an increase of 36%. The primary factors contributing to this increase are associated with the addition of senior management, increased support staff, and other infrastructure expansion. General and administrative expenses were 16% and 21% of revenues for the quarters ended March 31, 1998 and 1997 respectively. The Company expects general and administrative expenses will continue to decrease as a percentage of revenue, but will likely increase in dollar terms to support anticipated growth.

Merger and related costs totaled $1.8 million during the quarter ended March 31, 1998 in connection with the acquisitions of Synexus and Sentient. These transaction costs include transaction fees of approximately $341,000, estimated costs to combine and integrate operations of approximately $420,000 and other acquisition related costs of approximately $1.0 million.

Other income net was $153,000 and $114,000 for the quarters ended March 31, 1998 and 1997, respectively. Other income is primarily interest income which consists of interest on cash and cash equivalents, short-term investments, and notes receivable from officers and stockholders. Interest expense consisted of interest associated with auto loans from Ford Motor Credit Corporation, but was not significant during either period.

Liquidity and Capital Resources

At March 31, 1998, the Company had working capital of $36.0 million, compared to $36.4 million at December 31, 1997. The decrease in working capital was primarily due to a net post merger loss during the first quarter. During the quarter ended March 31, 1998, cash used in operating activities was $7.2 million relating to an increase in the Company's investment in work-in-process due to higher contract volume.

The Company believes that through the collection of accounts receivable and reduction of contract work-in-process, through subsequent billings, will provide sufficient liquidity to finance operations for the foreseeable future. The Company may sell additional equity or debt securities or obtain additional credit facilities, however, there are no assurances that such financings can be obtained at terms favorable to the Company. The sale of additional equity securities could result in additional dilution to the Company's stockholders and the incurrence of debt could result in additional interest expense.

Business Risks

In addition to the factors addressed in the preceding sections, certain dynamics of the Company's markets and operations create fluctuations in the Company's quarterly results. Uncertainty and cost containment in healthcare and competitive conditions present certain other risks to operating results which are more fully described in the Company's Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission and other SEC filings. Except for the historical information presented herein, the matters discussed in this document are forward-looking statements that involve numerous risks and uncertainties. The Company's actual results could differ materially from those projected in such forward-looking statements and will depend upon a number of factors, including those discussed in this document and in prior SEC filings, press releases and other public filings of the Company.

PART II  OTHER INFORMATION

1.  Legal Proceedings

On February 25, 1997, Gary Colvin, an ex-employee of the Company, filed a lawsuit against the Company and certain of its officers and directors in the U.S. District Court of the Southern District of California (Gary L. Colvin v. DAOU Systems, et al.). In the complaint, the ex-employee alleged various claims related to his former employment with the Company, including, among other claims, wrongful termination, breach of contract, certain civil rights violations and claims of unpaid minimum wages and unpaid overtime, and damages in the aggregate amount of approximately $30 million. On February 9, 1998, the parties stipulated to the dismissal of the ex-employee's remaining Federal claim under the Fair Labor Standards Act. As a result, on March 4, 1998, the lawsuit was dismissed without prejudice after the court declined to exercise supplemental jurisdiction over the remaining state law claims.

On September 18, 1997, seven present and/or former employees of the Company filed a lawsuit in the Superior Court of the State of California for the County of San Diego, titled Smyth, et al. V. DAOU Systems, Inc. (Case No. 714187), purporting to represent a class of all present and former DAOU employees classified as exempt under Federal and California law from overtime pay and are entitled to pay for unpaid overtime and penalties in an un-stated amount. The Plaintiffs also claim that, in response to their filing complaints with the Labor Board for the State of California, they were subjected to retaliatory discrimination by the Company. The lawsuit currently is in the preliminary stages of discovery. On April 2, 1998, the court denied a motion by the Plaintiffs requesting the court to assist them in notifying potential Plaintiffs of the opportunity to join this lawsuit against the Company. As of the date of this Report, the potential amount of exposure to the Company from this lawsuit, in the event of an unfavorable outcome, cannot be determined. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously.

6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

EXHIBIT NO.           DESCRIPTION 27                Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DAOU SYSTEMS, INC.

Date:  May 15, 1998                             By:  /s/Daniel J. Daou
                                                Daniel J. Daou  President

Date:  May 15, 1998                             By:  /s/Fred C. McGee
                                                Fred C. McGee  Chief
                                                Financial Officer