Form 10-Q
period 1998-06-30
DAOU SYSTEMS INC
filed 1998-08-13
CIK 1003989

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                                      FORM 10-Q

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998
                             OR
    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from ______________ to ___________,

                                 -------------------

                           Commission File No.:  000-22073

                                  DAOU SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)


          Delaware                                       330284454
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification No.)


                                5120 Shoreham Place
                            San Diego, California  92122
                 (Address of principal executive offices) (Zip Code)

                                   (619) 452-2221
                 (Registrant's telephone number, including area code)

                                 -------------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes XX No
                                                                    --     --

       The number of shares of Registrant's Common Stock outstanding as of June 30, 1998:
                                      17,670,393

                                 -------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 DAOU SYSTEMS, INC.

                                 Index to Form 10-Q

PART I.         FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements         Page

Condensed Consolidated Balance Sheets (unaudited)
    June 30, 1998 and December 31, 1997                         3

Condensed Consolidated Statements of Operations
    (unaudited) Three Months and Six Months Ended
       June 30, 1998 and 1997                                   4

Condensed Consolidated Statements of Cash Flows
    (unaudited) Six Months Ended June 30, 1998 and 1997         5

Notes to Condensed Consolidated Financial Statements          6-9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations   10-13

PART II.    OTHER INFORMATION                                  14

SIGNATURES                                                     16

Item 1.    Condensed Consolidated Financial Statements

                                 DAOU SYSTEMS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                       ASSETS

                                                       JUNE 30,     DECEMBER 31,
                                                         1998           1997
                                                     -----------    ------------
                                                             (unaudited)
Current assets
   Cash and equivalents                                $  5,795       $  7,973
   Short-term investments                                 3,004         10,170
   Accounts receivable, net                              19,978         15,743
   Contract work in progress                             22,329         13,292
   Other current assets                                   3,057          2,089
                                                       --------       --------
       Total current assets                              54,163         49,267
Equipment, furniture and fixtures, net                    4,629          3,860
Other assets                                              1,095            983
                                                       --------       --------
                                                       $ 59,887       $ 54,110
                                                       --------       --------
                                                       --------       --------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses               $  6,945       $  4,341
   Accrued liabilities                                    6,692          4,061
   Current portion of long-term debt                      2,355          1,437
                                                       --------       --------
       Total current liabilities                         15,992          9,839

Long-term liabilities                                     3,877          2,433
Commitments and contingencies

Stockholders' equity
   Preferred stock, $.001 par value
       Authorized shares - 5,000
       Issued and outstanding - none                          -              -
   Common stock, $.001 par value
       Authorized shares - 50,000
       Issued and outstanding - 17,670 and 17,551
             at June 30, 1998 and December 31, 1997,
             respectively                                    18             18
   Additional paid-in capital                            37,226         36,043
   Deferred compensation                                   (778)          (907)
   Unrealized gain on short-term investments                232            146
   Retained earnings                                      3,320          6,538
                                                       --------       --------
       Total stockholders' equity                        40,018         41,838
                                                       --------       --------
                                                       $ 59,887       $ 54,110
                                                       --------       --------
                                                       --------       --------

See accompanying notes.

                                 DAOU SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                    (UNAUDITED)

                                              PERIODS ENDED JUNE 30,
                                       THREE MONTHS            SIX MONTHS
                                     1998        1997       1998       1997
                                   --------    --------   --------   --------
Revenues                           $ 28,043    $ 14,848   $ 52,028   $ 27,945
Cost of revenues                     18,947       9,822     33,435     18,646
                                   --------    --------   --------   --------
Gross profit                          9,096       5,026     18,593      9,299
Operating expenses:
   Sales and marketing                3,069       2,036      5,802      3,856
   General and administrative         3,545       2,561      6,673      4,918
   Merger and related costs           1,029           -      2,825          -
                                   --------    --------   --------   --------
       Total operating expenses       7,643       4,597     15,300      8,774
                                   --------    --------   --------   --------
Income from operations                1,453         429      3,293        525
Other income, net                        59         237        201        364
                                   --------    --------   --------   --------
Income before income taxes            1,512         666      3,494        889
Provision for income taxes            2,200         215      3,114         95
                                   --------    --------   --------   --------
Net income (loss)                  $   (688)   $    451   $    380   $    794
                                   --------    --------   --------   --------
                                   --------    --------   --------   --------
Net income (loss) per share:
  Basic                            $   (.04)   $    .03   $    .02   $    .05
                                   --------    --------   --------   --------
                                   --------    --------   --------   --------
  Diluted                          $   (.04)   $    .03   $    .02   $    .05
                                   --------    --------   --------   --------
                                   --------    --------   --------   --------

Shares used in calculation of
   net income (loss) per share:
   Basic                             17,645      16,910     17,620     16,161
                                   --------    --------   --------   --------
                                   --------    --------   --------   --------
   Diluted                           17,645      17,513     18,513     16,978
                                   --------    --------   --------   --------
                                   --------    --------   --------   --------

See accompanying notes.

                                 DAOU SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                       SIX MONTHS ENDED JUNE 30,
                                                          1998           1997
                                                        --------       --------
Operating activities:
   Net income                                           $   380        $   794
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                          899            468
     Changes in operating assets and liabilities         (7,365)          (440)
                                                        -------        -------

Net cash flows provided by (used in) operating
    activities                                           (6,086)           822

Investment activities:
   Additions to equipment, furniture
     and fixtures                                        (1,539)        (1,534)
   Proceeds from (purchases of) short-term
      investments                                         7,166         (9,475)
   Changes in other assets                                 (173)          (307)
                                                        -------        -------

Net cash flows provided by (used in)
   investing activities                                   5,454        (11,316)


Financing activities:
   Sale of common stock, net                              1,183         15,703
   Proceeds from lines of credit and long-term debt,
      net                                                   869            118
   Distributions to stockholders of acquired companies   (3,598)          (451)
                                                        -------        -------

Net cash flows provided by (used in)
   financing activities                                  (1,546)        15,370
                                                        -------        -------

Net increase (decrease) in cash and cash equivalents     (2,178)         4,876
Cash and cash equivalents at
   beginning of period                                    7,973          3,123
                                                        -------        -------

Cash and cash equivalents at
   end of period                                        $ 5,795        $ 7,999
                                                        -------        -------
                                                        -------        -------


See accompanying notes.

                                 DAOU SYSTEMS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated financial statements of DAOU Systems, Inc. (the "Company") at June 30, 1998 and for the six-month periods ended June 30, 1998 and 1997 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position of the Company at June 30, 1998 and the results of operations for the three and six-month periods ended June 30, 1998 and 1997. The results of operations for the three or six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. For more information, these financial statements should be read in conjunction with the Company's Form 10-KSB and the audited supplemental financial statements included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on May 19, 1998. However, these documents do not reflect the acquisitions discussed in paragraph 2 of Note 3.

2. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in the accompanying notes of the financial statements. The actual results could differ from those estimates.

3. Acquisitions

During March 1998, the Company acquired Synexus Incorporated ("Synexus"), a privately-held company specializing in the planning, design and implementation of enterprise networks in healthcare environments, and Sentient Systems, Inc. ("Sentient"), a privately-held company which provides integration and support services primarily to healthcare organizations. The shareholders of Synexus and Sentient received a total of 161,235 and 1,397,550 shares, respectively, of the Company's common stock in exchange for all of the outstanding stock of each of these companies. The acquisitions have been accounted for under the pooling-of-interests method of accounting, and accordingly, the historical financial statements of periods prior to the consummation of the combinations have been restated as though the companies had been combined for all periods presented.

During June 1998, the Company acquired (i) Technology Management, Inc.("TMI"), a privately-held company that provides information technology consulting services primarily to the healthcare industry, (ii) International Health Care Systems, Inc.("IHCS"), a privately-held company with a common shareholder with TMI that provides information technology consulting services primarily to the healthcare industry on behalf of TMI, (iii) Resources in Healthcare Innovations, Inc. ("RHI"), a privately-held information technology services firm that provides contract management services, for healthcare information systems to hospitals and managed care organizations, and (iv) Healthcare Transition Resources, Inc. ("HTR"), Ultitech Resources Group, Inc. ("URG"), Innovative Systems Solutions, Inc. ("ISS") and Grand Isle Consulting, Inc. ("GIC"), each a privately held company with common shareholders with RHI that implements software applications from third parties and provides support services to healthcare enterprises. Shareholders of TMI, IHCS, RHI, HTR, URG, ISS and GIC received a total of 1,078,963, 224,668, 1,839,381, 275,662, 282,551, 308,583 and 223,645 shares, respectively, of the Company's common stock in exchange for the outstanding stock of each of these companies. The acquisitions have been accounted for under the pooling-of-interests method of accounting, and accordingly, the historical financial statements of periods prior to the consummation of the combinations have been restated as though the companies had been combined for all periods presented.

Separate results for each of DAOU, Sentient, Synexus, TMI (including IHCS), and RHI (including HTR, URG, ISS and GIC) for the three and six months ended June 30, 1998 and 1997 were as follows:

(In thousands)
                                  DAOU       SENTIENT       SYNEXUS       TMI       RHI       COMBINED
                                  ----       --------       -------       ---       ---       --------
Three Months ended June 30,
 1998:
  Total Revenues               $ 15,752       $ 3,839       $   626    $  2,991   $ 4,835     $ 28,043
  Net Income (loss)              (1,333)          493           167         (40)       25         (688)
Three Months ended June 30,
 1997:
  Total Revenues                  8,792         2,274           335       1,186     2,261       14,848
  Net Income (loss)                 117           120            96        (157)      275          451

Six Months ended June 30,
 1998:
  Total Revenues                 30,821         6,364         1,093       5,748     8,002       52,028
  Net Income (loss)              (1,106)           14           110         860       502          380
Six Months ended June 30,
 1997:
  Total Revenues                 15,886         4,787           814       2,359     4,099       27,945
  Net Income (loss)                 (12)          288           217        (184)      485          794


In connection with these acquisitions, the Company recorded acquisition and related costs during March 1998 and June 1998 totaling $1.8 million and $1.0 million, respectively. These costs include transaction costs of approximately $720,000, estimated costs to combine and integrate operations of approximately $570,000, and other acquisition related costs of approximately $1.5 million.

4. Lines of Credit

During June 1998, the Company secured two borrowing facilities, a $2.0 million revolving line of credit, under which $1.5 million is available for future borrowings at June 30, 1998 and an additional $8,000,000 line of credit, under which no borrowings are outstanding at June 30, 1998. Advances under both the revolving line of credit and line of credit bear interest at the bank's prime rate (currently 8.5%) plus 0.25% per annum. Through June 30, 1998, borrowings under the revolving line of credit, which expires July 31, 1999, total approximately $485,000. These lines of credit are secured by substantially all of the assets of the Company and contain customary covenants and restrictions. As of June 30, 1998, the Company was in compliance with all such covenants and restrictions.

In addition, through its acquisition of RHI (and related companies), the Company has an additional $700,000 line of credit with a bank, under which outstanding borrowings totaled $700,000 at June 30, 1998, and a $1,000,000 note payable to a bank. The $700,000 line of credit bears interest at prime plus 0.25%
and the $1,000,000 note payable bears interest at 8.5%. Both obligations are due on October 30, 1998 and the line of credit is secured by all of the assets of RHI.

5. Per Share Information

The following table details the computation of basic and diluted earnings (loss) per share:

(In thousands, except per share information)

                                       QUARTER ENDED        SIX MONTHS ENDED
                                          JUNE 30,               JUNE 30,
                                      1998        1997       1998       1997
                                    -----------------------------------------
Numerator:
  Net income (loss)                 $  (688)     $  451     $  380     $  794
                                    -----------------------------------------
Denominator:

  Denominator for basic earnings
    (loss) per share - weighted
    average common shares            17,645      16,910     17,620     16,161

  Effect of dilutive securities:
    Warrants                              -          65        102         58
    Common stock options                  -         538        791        488
    Convertible preferred stock           -           -          -        271
                                    -----------------------------------------
                                          -         603        893        817
                                    -----------------------------------------
Denominator for diluted earnings
  (loss) per share -- adjusted
  weighted average shares and
  assumed conversions                17,645      17,513     18,513     16,978
                                    -----------------------------------------
                                    -----------------------------------------

Basic earnings (loss) per share    $  (0.04)    $  0.03    $  0.02    $  0.05
                                    -----------------------------------------
                                    -----------------------------------------

Diluted earnings (loss) per share  $  (0.04)    $  0.03    $  0.02    $  0.05
                                    -----------------------------------------
                                    -----------------------------------------

Recent interpretations by the SEC of Financial Accounting Standard No. 128, "Earnings per Share", have changed the treatment of convertible preferred stock previously included in the computation of basic earnings (loss) per share. For periods prior to its initial public offering ("IPO"), the Company previously included preferred stock which converted into common stock upon completion of the IPO as outstanding from the date of original issuance ("as if converted method") in the computation of basic earnings (loss) per share. To conform with recent interpretations, the effect of assuming the conversion of these securities prior to their actual conversion in the basic earnings
(loss) per share calculation has been excluded.

6. New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," both of which are effective for fiscal periods beginning after December 15, 1997. The adoption of Statements No. 130 and 131 did not have a material effect on the Company's financial statements.

Comprehensive income (loss) for the three months ended  June 30, 1998 and
1997 totaled $(708,000) and $570,000, respectively.   Comprehensive income
for the six months ended June 30, 1998 and 1997 totaled $466,000 and $850,000, respectively. The difference from reported net income arises from the unrealized gains and losses on short-term investments.

7. Income Tax Expense

The effective income tax rate for the three and six months ended June 30, 1998 was 146% and 89%, respectively, due to the non-deductibility of certain merger and related costs and adjustments made to convert the former S corporation status of certain acquired businesses to the C corporation status of the Company.

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

During March 1998, the Company acquired through a pooling-of-interests merger all of the issued and outstanding shares of Synexus, a Pennsylvania Corporation, that specializes in the planning, design and implementation of enterprise networks in healthcare environments, and Sentient, a Maryland Corporation that provides integration and support services primarily to healthcare organizations. The shareholders of Synexus and Sentient received a total of 161,235 and 1,397,550 shares, respectively, of the Company's common stock in exchange for the outstanding stock of each of these companies.

During June 1998, the Company acquired (i) TMI, a privately-held company that provides information technology consulting services primarily to the healthcare industry, (ii) IHCS, a privately-held company with a common shareholder with TMI that provides information technology consulting services primarily to the healthcare industry on behalf of TMI, (iii) RHI, a privately-held information technology services firm that provides contract management services for healthcare information systems to hospitals and managed care organizations, and (iv) HTR, URG, ISS and GIC, each a privately held company with common shareholders with RHI that implements software applications from third parties and provides support services to healthcare enterprises. Shareholders of TMI, IHCS, RHI, HTR, URG, ISS and GIC received a total of 1,078,963, 224,668, 1,839,381, 275,662, 282,551, 308,583 and 223,645
shares, respectively, of the Company's common stock in exchange for all of the outstanding stock of each of these companies. The acquisistions have been accounted for under the pooling-of-interests method of accounting, and accordingly, the historical financial statements of periods prior to the consummation of the combinations have been restated as though the companies had been combined for all periods presented.

Results of Operations

The Company's revenues were $28.0 million and $14.8 million for the quarters ended June 30, 1998 and 1997, respectively, representing an increase of 89%. This increase was due primarily to the increased number of professional consulting contracts and large network implementation contracts. Services to five customers accounted for $6.7 million of total revenues in this quarter, representing 24% of total revenues. For the six months ended June 30, 1998 and 1997, respectively, sales were $52.0 million and $27.9 million, which represents an increase of 86%. This increase was primarily the result of increased revenues from professional services consulting contracts, cabling services, and large network implementation contracts.

Cost of revenues was $18.9 million and $9.8 million for the quarters ended June 30, 1998 and 1997, respectively, representing an increase of 93%. Gross margin was 32% and 34% for the quarters ended June 30, 1998 and 1997, respectively. This decrease in gross margin was primarily due to an increase in the product content of the Company's large network implementation contracts during the quarter. Cost of revenues for the six-month period ended June 30, 1998 and 1997 were $33.4 million and $18.6 million, respectively, which is an increase of 79%. Gross margin for the six months ended June 30, 1998 and 1997, was 36% and 33%, respectively. The increase in gross margin for the latest period is primarily attributable to increased professional services from consulting contracts, which have higher margins.

Sales and marketing expenses were $3.1 million and $2.0 million for the quarters ended June 30, 1998 and 1997, respectively, representing an increase of 51%. This increase was primarily due to continued development of a regional sales structure, an increase in sales personnel and related expenses due to increased sales volume and activity. Sales and marketing expenses were 11% and 14% of revenues for the quarters ended June 30, 1998 and 1997, respectively. For the six-month periods ended June 30, 1998 and 1997, sales and marketing expenses were $5.8 million and $3.9 million, respectively, representing 11% and 14% of revenues in those periods. Although these expenses continue to decrease as a percentage of revenue, the Company expects that sales and marketing expenses will continue to increase in dollar terms to support the anticipated growth in the Company's business.

General and administrative expenses were $3.5 million and $2.6 million for the quarters ended June 30, 1998 and 1997, respectively, representing an increase of 38%. The primary factors contributing to this increase were costs associated with additional administrative staffing and other increased infrastructure requirements to support growth. General and administrative expenses were 13% and 17% of revenues for the quarters ended June 30, 1998 and 1997, respectively. General and administrative expenses for the six-month periods ended June 30, 1998 and 1997 were $6.7 million and $4.9 million, or 13% and 18% of revenues, respectively. The Company expects some increase in general and administrative expenses in dollar terms to support the anticipated growth in the Company's business. As a percentage of revenues, these expenses should decrease with the increase in revenue.

Merger and related costs totaled $1.0 million during the quarter ended June 30, 1998 in connection with the acquisitions of TMI, IHCS, RHI, HTR, URG, ISS and GIC. Merger and related costs totaled $2.8 million during the six months ended June 30, 1998, which include costs recorded during the first quarter of 1998 in connection with the acquisitions of Sentient and Synexus. The $2.8 million total costs include transaction fees of approximately $720,000, estimated costs to combine and integrate operations of approximately $570,000 and other acquisition related costs of approximately $1.5 million.

Other income, net, was $59,000 and $237,000 for the quarters ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, respectively, other income, net, was $201,000 and $364,000. Other income, net, is primarily interest income on cash and cash equivalents, and short-term investments. Interest expense consists of interest associated with the Company's business lines of credit and term financing of insurance premiums, but was not significant during either period.

The effective income tax rate for the three and six months ended June 30, 1998 was 146% and 89%, respectively, due to the non-deductibility of certain merger and related costs and adjustments made relative to the former S corporation status of certain acquired businesses.

Liquidity and Capital Resources

At June 30, 1998, the Company had working capital of $38.3 million, which is slightly down from the $39.5 million on December 31, 1997. The Company has a $2.0 million revolving line of credit, under which $1.5 million is available for future borrowings at June 30, 1998. In addition, the Company has secured an additional $8,000,000 line of credit, all of which is available for future borrowings at June 30, 1998. Advances under both the revolving line of credit and line of credit bear interest at the bank's reference rate (currently 8.5%) plus 0.25% per annum. Through June 30, 1998, borrowings under the revolving line of credit, which expires July 31, 1999, are approximately $485,000. These lines of credit are secured by substantially all of the assets of the Company and contain customary covenants and restrictions. As of June 30, 1998, the Company was in compliance with all such covenants and restrictions. For the six months ended June 30, 1998, cash used in operating activities was $6.1 million which resulted primarily from an increase in the Company's investment in work in process and accounts receivable due to increased contract volume and timing of billings.

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

Business Risks

In addition to the factors addressed in the preceding sections, certain dynamics of the Company's markets and operations create fluctuations in the Company's quarterly results. Uncertainty and cost containment in healthcare and competitive conditions present certain other risks to operating results which are more fully described in the Company's Form 10-KSB filed with the Securities and Exchange Commission (SEC) and other SEC filings. Except for the historical information presented herein, the matters discussed in this document are forward-looking statements that involve numerous risks and uncertainties. The Company's actual results could differ materially from those projected in such forward-looking statements and will depend upon a number of factors, including those discussed in this document and in prior SEC filings, press releases and other public filings of the Company.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

On May 19, 1998, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders approved management's slate of directors and the other two additional proposals with the following vote distribution:

                                                                        WITHHELD/   BROKER/
   ITEM                                  AFFIRMATIVE     NEGATIVE      ABSTENTIONS NON-VOTE
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
ELECTION OF BOARD MEMBERS

  CLASS I DIRECTORS (term
expiring at annual meeting
of stockholders in 2001)

     Georges J. Daou                     6,598,377           -           20,950        -

     Richard B. Jaffe                    6,598,377           -           20,950        -

  CLASS II DIRECTORS (term
expiring at annual meeting
of stockholders in 2000)

     Daniel J. Daou                     6,598,377           -           20,950        -

     John H. Moragne                    6,598,377           -           20,950        -

  CLASS III DIRECTOR (term
expiring at annual meeting
of stockholders in 1999)

     David W. Jahns                     6,598,377           -           20,950        -

OTHER MATTERS

  1) Increase the number of
     shares issuable under the
     Company's 1996 Stock Option
     Plan to 4,000,000 shares of
     Common Stock (subject to limit of
     25% of outstanding shares at
     end of immediately preceding
     fiscal quarter) and limit
     the number of stock options
     issuable to any one optionee
     to 150,000.                        2,733,653       2,372,384       13,655    1,499,635

  2) Reappoint Ernst & Young L.L.P. as
     independent auditors for fiscal
     year 1998.                         6,614,504           2,300        2,523        -


6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.                              Description
-----------                              -----------
27                                  Financial Data Schedule

(b) On June 19, 1998, a Form 8-K was filed to report that the Company entered into an Agreement and Plan of Merger Agreement on June 16, 1998 to exchange shares of the Company's common stock valued at $22.5 million for all of the outstanding shares of Technology Management, Inc. The merger will be accounted for as a pooling of interests.

(c) On May 19, 1998, a Form 8-K was filed which included audited supplemental consolidated financial statements, selected supplemental consolidated financial data and Management's Discussion and Analysis of Financial Condition and Results of Operations (supplemental) which reflect the Company's acquisitions of Sentient Systems, Inc. ("Sentient") and Synexus Incorporated ("Synexus") on March 31, 1998. Each of the acquisitions was accounted for as a pooling-of-interests.

(d) On May 19, 1998, a Form 8-K/A was filed which included audited financial statements of Sentient as of December 31, 1997 and 1996 and for the two years then ended and the one month ended December 31, 1995 and as of November 30, 1995 and the year then ended. Also included was the unaudited pro forma combined condensed balance sheet at December 31, 1997 and unaudited pro forma combined condensed statements of operations for the years ended December 31, 1997, 1996 and 1995 which give effect to the acquisition of Sentient as of December 31, 1997 for the combined condensed pro forma balance sheet and January 1, 1995 for the combined condensed pro forma statements of operations.

(e) On May 8, 1998, a Form 8-K was filed to report the unaudited revenue and net income of the Company for the 30 day period ended April 30, 1998.

(f) On April 14, 1998, a Form 8-K was filed to report that the Company acquired Sentient Systems, Inc. and Synexus Incorporated through the issuance of 1,397,550 and 161,235 shares, respectively, of the Company's common in exchange for all of the outstanding shares of Sentient and Synexus. The mergers were effective on March 31, 1998 and will be accounted for as a pooling-of-interests.

(g) On April 2, 1998, a Form 8-K was filed to report that the Company entered into merger agreements to exchange shares of the Company's common stock in exchange for all of the outstanding shares of Sentient and Synexus.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAOU SYSTEMS, INC.


Date:  August __, 1998         By:  /s/ Daniel J. Daou
Daniel J. Daou                      -------------------------------------
President



Date: August __, 1998          By:  /s/Fred C. McGee
Fred C. McGee                       -------------------------------------
Chief Financial Officer