Form 10-Q
period 1998-09-30
DAOU SYSTEMS INC
filed 1998-11-16
CIK 1003989

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998
                                        OR

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

The number of shares of Registrant's Common Stock outstanding as of September 30, 1998:

                                    17,685,722

                                DAOU SYSTEMS, INC.

                                Index to Form 10-Q

PART I.         FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements                    Page

Condensed Consolidated Balance Sheets (unaudited)
at September 30, 1998 and December 31, 1997                                3

Condensed Consolidated Statements of Operations (unaudited) for the
Three Months and Nine Months Ended September 30, 1998 and 1997             4

Condensed Consolidated Statements of Cash Flows (unaudited) for the
Nine Months Ended September 30, 1998 and 1997                              5

Notes to Condensed Consolidated Financial Statements                     6-9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              10-12

PART II.    OTHER INFORMATION                                             13

Item 1.     Legal Proceedings                                             13

Item 2.     Changes in Securities and Use of Proceeds                     13

Item 6.     Exhibits and Reports on Form 8-K                           13-14

SIGNATURES                                                                15


PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

                                 DAOU SYSTEMS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                    (unaudited)


                                         ASSETS

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         1998           1997
                                                    ------------    ------------

Current assets
   Cash and cash equivalents                           $  2,140       $  7,981
   Short-term investments                                 2,821         10,307
   Accounts receivable, net                              30,536         15,744
   Contract work in progress                             12,342         13,291
   Other current assets                                   2,198          2,089
                                                       --------       --------
       Total current assets                              50,037         49,412
Equipment, furniture and fixtures, net                    4,848          3,859
Other assets                                                741            839
                                                       --------       --------
                                                       $ 55,626       $ 54,110
                                                       --------       --------
                                                       --------       --------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and other accrued liabilities      $  6,529       $  5,727
   Accrued salaries and wages                             4,201          2,675
   Current portion of lines of credit and
    long-term debt                                        4,708          1,437
                                                       --------       --------
       Total current liabilities                         15,438          9,839

Long-term liabilities                                     3,310          2,434
Commitments and contingencies

Stockholders' equity
   Preferred stock, $.001 par value
       Authorized shares - 5,000
       Issued and outstanding - none                          -              -
   Common stock, $.001 par value
       Authorized shares - 50,000
       Issued and outstanding - 17,686 and 16,945
             at September 30, 1998 and December 31,
             1997, respectively                              18             17
   Additional paid-in capital                            37,407         36,040
   Deferred compensation                                   (713)          (907)
   Unrealized gain on short-term investments                  4            146
   Retained earnings                                        162          6,541
                                                       --------       --------
       Total stockholders' equity                        36,878         41,837
                                                       --------       --------
                                                       $ 55,626       $ 54,110
                                                       --------       --------
                                                       --------       --------


See accompanying notes.

                               DAOU SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


                                           PERIODS ENDED SEPTEMBER 30,
                                       THREE MONTHS           NINE MONTHS
                                     1998        1997       1998       1997
                                   --------    --------   --------   --------
Revenues                           $ 27,351    $ 18,540   $ 79,379   $ 46,485
Cost of revenues                     22,905      12,316     56,340     30,961
                                   --------    --------   --------   --------
Gross profit                          4,446       6,224     23,039     15,524
Operating expenses:
   Sales and marketing                3,536       1,725      9,338      5,572
   General and administrative         5,606       2,569     12,279      7,507
   Merger and related costs               -         684      2,825        684
                                   --------    --------   --------   --------
       Total operating expenses       9,142       4,978     24,442     13,763
                                   --------    --------   --------   --------
Income(loss)from operations          (4,696)      1,246     (1,403)     1,761
Other income (expense), net            (177)        249        (50)       621
                                   --------    --------   --------   --------
Income (loss) before income taxes    (4,873)      1,495     (1,453)     2,382
Provision (benefit)for income taxes  (1,785)        705      1,325        799
                                   --------    --------   --------   --------
Net income(loss)                   $ (3,088)   $    790   $ (2,778)   $ 1,583
                                   --------    --------   --------   --------
                                   --------    --------   --------   --------
Net income(loss) per share:
  Basic                            $   (.17)   $    .05   $   (.16)   $   .10
                                   --------    --------   --------   --------
                                   --------    --------   --------   --------
  Diluted                          $   (.17)   $    .04   $   (.16)   $   .09
                                   --------    --------   --------   --------
                                   --------    --------   --------   --------

Shares used in calculation of
   net income (loss) per share:

   Basic                             17,681      16,878     17,640     16,062
                                   --------    --------   --------   --------
                                   --------    --------   --------   --------
   Diluted                           17,681      17,933     17,640     16,956
                                   --------    --------   --------   --------
                                   --------    --------   --------   --------


See accompanying notes.

                                DAOU SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                         1998           1997
                                                       --------       --------
Operating activities:
   Net income (loss)                                    $(2,778)        $1,583
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                        1,217            800
Changes in operating assets and liabilities             (10,723)        (1,257)
                                                        -------        -------

Net cash (used in) provided by operating
    activities                                          (12,284)         1,126


Investing activities:
   Additions to equipment, furniture
     and fixtures                                        (2,012)        (2,361)
   Proceeds from (purchases of) short-term
      investments                                         7,344         (9,974)
   Changes in other assets                                   93         (1,499)
                                                        -------        -------

Net cash provided by (used in)
   investing activities                                   5,425        (13,834)


Financing activities:
   Sale of common stock, net                              1,368         25,338
   Proceeds from lines of credit and long-term debt,
      net                                                 3,251          1,994
   Distributions to stockholders of acquired companies   (3,601)        (1,646)
                                                        -------        -------

Net cash provided by financing activities                 1,018         25,686
                                                        -------        -------

Net (decrease) increase in cash and cash equivalents     (5,841)        12,978

Cash and cash equivalents at
   beginning of period                                    7,981          3,123
                                                        -------        -------
Cash and cash equivalents at
   end of period                                        $ 2,140        $16,101
                                                        -------        -------
                                                        -------        -------


See accompanying notes.

                               DAOU SYSTEMS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements of DAOU Systems, Inc. ("DAOU" or the "Company") at September 30, 1998 and for the three and nine-month periods ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position of the Company at September 30, 1998 and the results of operations for the three and nine-month periods ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. For more information, these financial statements should be read in conjunction with the Company's Form 10-KSB,as amended, and the audited supplemental consolidated financial statements included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on May 19, 1998.

2. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in the accompanying notes of the financial statements. The actual results could differ from those estimates.

3. Acquisitions

During March 1998, the Company acquired Synexus Incorporated ("Synexus"), a privately-held company specializing in the planning, design and implementation of enterprise networks in healthcare environments, and Sentient Systems, Inc. ("Sentient"), a privately-held company that provides integration and support services primarily to healthcare organizations. The shareholders of Synexus and Sentient received a total of 161,235 and 1,397,550 shares, respectively, of the Company's common stock in exchange for all of the outstanding stock of each of these companies. The acquisitions have been accounted for under the pooling-of-interests method of accounting, and accordingly, the historical financial statements of periods prior to the consummation of the combinations have been restated as though the companies had been combined for all periods presented.

During June 1998, the Company acquired (i) Technology Management, Inc.("TMI"), a privately-held company that provides information technology consulting services primarily to the healthcare industry, (ii) International Health Care Systems, Inc. ("IHCS"), a privately-held company with a common shareholder of TMI that provides information technology consulting services primarily to the healthcare industry on behalf of TMI, (iii) Resources in Healthcare Innovations, Inc. ("RHI"), a privately-held information technology services firm that provides contract management services for healthcare information systems to hospitals and managed care organizations, and (iv) Healthcare Transition Resources, Inc. ("HTR"), Ultitech Resources Group, Inc. ("URG"), Innovative Systems Solutions, Inc. ("ISS") and Grand Isle Consulting, Inc. ("GIC"), each a privately-held company with common shareholders of RHI that implements software applications from third parties and provides support services to healthcare enterprises. Shareholders of TMI, IHCS, RHI, HTR, URG, ISS and GIC received a total of 1,078,963, 224,668, 1,839,381, 275,662, 282,551, 308,583 and 223,645 shares, respectively, of the
Company's common stock in exchange for all of the outstanding stock of each of these companies. The acquisitions have been accounted for under the pooling-of-interests method of accounting, and accordingly, the historical financial statements of periods prior to the consummation of the combinations have been restated as though the companies had been combined for all periods presented.

Separate results for each of DAOU, Sentient, Synexus, TMI (including IHCS), and RHI (including HTR, URG, ISS and GIC) for the three and nine months ended September 30, 1998 and 1997 were as follows:

(In thousands)


                                                  DAOU            SENTIENT         SYNEXUS      TMI        RHI            COMBINED
                                                ----------------------------------------------------------------------------------
Three months ended September 30, 1998:
    Total revenues                              $14,436            $3,509            $508     $3,039      $5,859           $27,351
    Net income (loss)                            (4,213)              289              64        429         343            (3,088)

Three months ended September 30,
1997:
    Total revenues                                11,305            2,493             390      1,866       2,486            18,540
    Net income (loss)                                (38)             142             100        532          54               790

Nine months ended September 30,
1998:
    Total revenues                                45,257            9,873           1,601      8,787      13,861            79,379
    Net income (loss)                             (5,376)             301             174        832       1,291            (2,778)

Nine months ended September 30,
1997:
    Total revenues                                27,191            7,280           1,204      4,225       6,585            46,485
    Net income                                       255              315             228        445         340             1,583



In connection with these acquisitions, the Company recorded direct merger and related costs (before income taxes) during March 1998 and June 1998 totaling $1.8 million and $1.0 million, respectively. These costs include transaction costs of approximately $720,000, estimated costs to combine and integrate operations of approximately $570,000, and other merger related costs of approximately $1.5 million.

4. Lines of Credit

During September 1998, the Company secured two borrowing facilities, a $2.0 million revolving line of credit, under which none is available for future borrowings at September 30, 1998, and an additional $8,000,000 line of credit, under which $6.0 million is available for future borrowings at September 30, 1998. Advances under both the revolving line of credit and line of credit bear interest at the bank's prime rate (8.25% at September 30, 1998) plus 0.25% per annum. Through September 30, 1998, borrowings under the revolving line of credit, which expires July 31, 1999, total approximately $2.0 million, while borrowings under the line of credit, which expires July 31, 1999, total approximately $2.0 million. These lines of credit are secured by substantially all of the assets of the Company and contain customary covenants and restrictions. As of September 30, 1998, the Company was not in compliance with certain of these covenants and restrictions, however, the Company has obtained a waiver from the financial institutions for the violation.

In addition, through its acquisition of RHI (and related companies), the Company has an additional $700,000 line of credit with a bank, under which outstanding borrowings totaled $670,000 at September 30, 1998. The $700,000 line of credit bears interest at prime plus 0.25%, is due on May 1, 1999 and is secured by all of the assets of RHI.

5. Net Income (Loss) Per Share Information

The following table details the computation of basic and diluted net income
(loss) per share:

(In thousands, except per share information)

                                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                                   1998                1997               1998             1997
                                                                 ------------------------------------------------------------------
Numerator:
   Net income (loss)                                             $  (3,088)         $      790         $  (2,778)        $   1,583

Denominator:
  Denominator for basic net income (loss) per share -
  weighted average common shares outstanding                        17,681              16,878            17,640            16,062

   Effect of dilutive securities:
     Warrants                                                            -                 105                 -                74
     Common stock options                                                -                 950                 -               642
     Convertible preferred stock                                         -                   -                 -               178
                                                                 ------------------------------------------------------------------
                                                                         -               1,055                 -               894
                                                                 ------------------------------------------------------------------

   Denominator for diluted net income (loss) per
     share - adjusted weighted average common shares
     outstanding and assumed conversion of preferred stock          17,681              17,933            17,640            16,956
                                                                 ------------------------------------------------------------------
                                                                 ------------------------------------------------------------------

Basic net income (loss) per share                                $    (.17)         $      .05         $    (.16)        $     .10
                                                                 ------------------------------------------------------------------
                                                                 ------------------------------------------------------------------

Diluted net income (loss) per share                              $    (.17)         $      .04         $    (.16)        $     .09
                                                                 ------------------------------------------------------------------
                                                                 ------------------------------------------------------------------



Recent interpretations by the SEC of Financial Accounting Standard No. 128, "Earnings per Share", have changed the treatment of convertible preferred stock previously included in the computation of basic net income (loss) per share. For periods prior to its initial public offering ("IPO"), the Company previously included preferred stock which converted into common stock upon completion of the IPO as outstanding from the date of original issuance ("as if converted method") in the computation of basic net income (loss) per share. To conform with recent interpretations, the effect of assuming the conversion of these securities prior to their actual conversion in the basic net income
(loss) per share calculation has been excluded.

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

Comprehensive income (loss) for the three months ended September 30, 1998 and 1997 totaled $(3,316,000) and $900,000, respectively. Comprehensive income
(loss) for the nine months ended September 30, 1998 and 1997 totaled $(2,920,000) and $1,750,000, respectively. The difference from reported net income (loss) arises from the unrealized gains and losses on short-term investments.

7. Income Tax Expense

The effective income tax rate for the three and nine months ended September 30, 1998 was (37%) and 91%, respectively, due to the non-deductibility of certain merger and related costs and adjustments made to convert the former S corporation status of certain acquired businesses to the C corporation status of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. Forward-looking statements usually contain the words "estimate," "anticipate," "believe", "expect" or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and entail various risks and uncertainties as those set forth herein and the Company's other SEC filings, including those more fully set forth in the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of the Company's Form 10-KSB, as amended, for the most recently completed fiscal year on file with the SEC. These risks and uncertainties could cause the Company's actual results to differ materially from those projected in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any such statements to reflect future events or developments.

Overview

The Company designs, implements, supports and manages advanced computer network systems primarily for hospitals, integrated delivery networks ("IDNs") and other provider organizations. The Company's design services include an assessment of the customer's existing computer network system, the preparation of voice, video and data network specifications, technical design documentation and diagrams. DAOU's implementation services include the purchase, delivery and installation of enterprise-wide computer network systems. Implementation service revenues consist of third-party hardware and software products, as well as the Company's professional services. The Company's gross margin with respect to implementation services varies significantly depending on the percentage of such services consisting of products (with respect to which the Company obtains a lower margin) versus professional services. Also, the Company often hires employees in anticipation of commencement of a project and if delays in contract signing occur the Company's gross margin could vary due to the associated loss of revenues to cover fixed labor costs. The Company's support and management services include remote and on-site network management, as well as information systems function outsourcing. The Company typically provides these services under multi-year contracts.

During March 1998, the Company acquired all of the issued and outstanding shares of Synexus, a privately-held company, that specializes in the planning, design and implementation of enterprise networks in healthcare environments, and Sentient, a privately-held company that provides integration and support services primarily to healthcare organizations. The shareholders of Synexus and Sentient received a total of 161,235 and 1,397,550 shares, respectively, of the Company's common stock in exchange for all of the outstanding stock of each of these companies. The acquisitions have been accounted for under the pooling-of-interests method of accounting, and accordingly, the historical financial statements of periods prior to the consummation of the combinations have been restated as though the companies had been combined for all periods presented.

During June 1998, the Company acquired (i) TMI, a privately-held company that provides information technology consulting services primarily to the healthcare industry, (ii) IHCS, a privately-held company with a common shareholder with TMI that provides information technology consulting services primarily to the healthcare industry on behalf of TMI, (iii) RHI, a privately-held information technology services firm that provides contract management services for healthcare information systems to hospitals and managed care organizations, and
(iv) HTR, URG, ISS and GIC, each a privately-held company with common shareholders with RHI that implements software applications from third parties and provides support services to healthcare enterprises. Shareholders of TMI, IHCS, RHI, HTR, URG, ISS and GIC received a total of 1,078,963, 224,668, 1,839,381, 275,662, 282,551, 308,583 and 223,645 shares, respectively, of the
Company's common stock in exchange for all of the outstanding stock of each of these companies. The acquisitions have been accounted for under the pooling-of-interests method of accounting, and accordingly, the historical financial statements of periods prior to the consummation of the combinations have been restated as though the companies had been combined for all periods presented.

Results of Operations

The Company's revenues were $27.4 million and $18.5 million for the quarters ended September 30, 1998 and 1997, respectively, representing an increase of 48%. This increase was due primarily to the increased number of professional services consulting contracts, which accounted for $5.2 million of the increase for the three months ended September 30, 1998. Increases in professional services management contracts ($2.4 million) and large network implementation contracts ($1.2 million) accounted for the remainder of the increase. Services to five customers accounted for $5.4 million of total revenues in this quarter, representing 20% of total revenues. For the nine months ended September 30, 1998 and 1997, respectively, revenues were $79.4 million and $46.5 million, representing an increase of 71%. This increase was primarily the result of increased revenues from professional services consulting contracts ($15.0 million), large network implementation contracts ($12.2 million) and increased revenues in professional services management contracts ($5.7 million).

Cost of revenues was $22.9 million and $12.3 million for the quarters ended September 30, 1998 and 1997, respectively, representing an increase of 86%. Gross margin was 16% and 34% for the quarters ended September 30, 1998 and 1997, respectively. Cost of revenues for the nine-month period ended September 30, 1998 and 1997 were $56.3 million and $31.0 million, respectively, which is an increase of 82%. Gross margin for the nine months ended September 30, 1998 and 1997, was 29% and 33%, respectively. The decrease in gross margins for the three and nine month periods ended September 30, 1998 were primarily due to the following: i) an increase in the product content of the Company's large network implementation contracts, ii) increased labor costs as a result of delays in project delivery schedules due to both external and internal customer delays and the associated loss of revenues to cover the fixed labor costs, iii) an unforeseen requirement on one fixed price contract to use an alternate labor union at a higher than projected cost and iv) increased labor costs as a result of a shortfall in planned revenue which the Company believes was caused by delays in contract signings due to the negative publicity and shareholder lawsuits surrounding the Company's accounting practices. The Company's margins were also affected by a decision to provide additional services on certain fixed price contracts at no additional cost to certain customers to increase the probability of closing large long-term professional services management contracts.

Sales and marketing expenses were $3.5 million and $1.7 million for the quarters ended September 30, 1998 and 1997, respectively, representing an increase of 105%. This increase was primarily due to continued development of a regional sales structure, an increase in sales personnel and related expenses due to increased sales volume and activity. Sales and marketing expenses were 13% and 9% of revenues for the quarters ended September 30, 1998 and 1997, respectively. For the nine-month periods ended September 30, 1998 and 1997, sales and marketing expenses were $9.3 million and $5.6 million, respectively, representing 12% of revenues in those periods.
Although the Company believes it can achieve a decrease in these expenses as a percentage of revenue, the Company also expects that sales and marketing expenses will continue to increase in dollar terms to support the anticipated growth in the Company's business.

General and administrative expenses were $5.6 million and $2.6 million for the quarters ended September 30, 1998 and 1997, respectively, representing an increase of 118%. The primary factors contributing to this increase were costs associated with additional administrative staffing and other increased infrastructure requirements to support growth and integration of acquired companies, increased recruiting costs and increased legal and accounting fees associated with the negative publicity and shareholder lawsuits surrounding the Company's accounting practices. General and administrative expenses were 20% and 14% of revenues for the quarters ended September 30, 1998 and 1997, respectively. General and administrative expenses for the nine-month periods ended September 30, 1998 and 1997 were $12.3 million and $7.5 million, or 15% and 16% of revenues, respectively. The Company expects some increase in general and administrative expenses in dollar terms to support the anticipated growth in the Company's business and the anticipated integration of subsidiaries.

Direct merger and related costs totaled $2.8 million during the nine months ended September 30, 1998, which include costs recorded during the first and second quarters of 1998 in connection with the acquisitions of Sentient, Synexus, TMI, IHCS, RHI, HTR, URG, ISS and GIC. The $2.8 million total costs include transaction fees of approximately $720,000, estimated costs to combine and integrate operations of approximately $570,000 and other acquisition related costs of approximately $1.5 million.

Other income (expense), net, was ($177,000) and $249,000 for the quarters ended September 30, 1998 and 1997, respectively. For the nine-month period ended September 30, 1998 and 1997, respectively, other income, net, was ($50,000) and $621,000. Other income is primarily interest income on cash and cash equivalents, and short-term investments. Interest expense consists of interest associated with the Company's business lines of credit. The decrease in other income (expense), net, was primarily due to overall lower average cash reserves available for investment for the three and nine-month periods ended September 30, 1998 as compared to the same period in 1997.

The effective income tax rate for the three and nine months ended September 30, 1998 was (37%) and 91%, respectively, due to the non-deductibility of certain merger and related costs and adjustments made relative to the former S corporation status of certain acquired businesses.

Liquidity and Capital Resources

At September 30, 1998, the Company had working capital of $34.6 million, which is slightly down from the $39.6 million on December 31, 1997. The Company has a $2.0 million revolving line of credit, under which none is available for future borrowings at September 30, 1998. In addition, the Company has secured an additional $8,000,000 line of credit, of which $6.0 million is available for future borrowings at September 30, 1998. Advances under both the revolving line of credit and line of credit bear interest at the bank's reference rate (8.25% at September 30, 1998) plus 0.25% per annum. Through September 30, 1998, borrowings under the revolving line of credit, which expires July 31, 1999, are approximately $2.0 million, while borrowings under the line of credit, which expires July 31, 1999, total approximately $2.0 million. These lines of credit are secured by substantially all of the assets of the Company and contain customary covenants and restrictions. As of September 30, 1998, the Company was not in compliance with certain of these covenants and restrictions, however, the Company has obtained a waiver from the financial institutions for the violation. For the nine months ended September 30, 1998, cash used in operating activities was $12.3 million which resulted primarily from an increase in the Company's accounts receivable due to timing of billings.

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

Year 2000

The Company provides information, communications technology and services to its customers and must therefore address two critical areas of Year 2000 readiness: i) internal readiness; and, ii) external system readiness. The Company is currently conducting a detailed assessment of its internal Year 2000 status and developing an aggressive action plan to address all required upgrades in computer systems, applications, equipment and facilities. This assessment and plan includes an ongoing review of the Company and its Subsidiaries information systems and the integration of these systems into the existing Year 2000 ready systems. The current plan calls for complete internal readiness by April 1999. Financial impact for internal compliance should be minimal. The Company's current internal equipment and applications are substantially compliant and the costs to integrate the subsidiary applications were planned for as part of the recent mergers.

The Company is initiating communications with its critical external relationships including customers and suppliers to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready, is not reasonably estimable.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer systems.

PART II       OTHER INFORMATION

1. Legal Proceedings

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. These complaints assert violations of the federal securities laws based on the alleged improper use of the percentage-of-completion accounting method for revenue recognition. These complaints were brought on behalf of a purported class of Investors in the Company's Common Stock and do not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

Item 2.   Changes in Securities and Use of Proceeds.

Effective July 24, 1998, the Company issued 1,839,381, 275,662, 282,551,
308,583 and 223,645 shares of Common Stock, respectively, to the former shareholders of RHI, HTR,URG,ISS and GIC, in exchange for all of the outstanding capital stock of each of these companies. These share issuance's were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

See Note 3 of Notes to the Condensed Consolidated Financial Statements in
Part I Item 1 of this report for further information concerning these share issuance's.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.                              Description
-----------                              -----------
27.1                                       Financial Data Schedule
27.2                                       Financial Data Schedule
                                           (1997 Restated)

a) On September 8, 1998, a Form 8-K was filed which included audited financial statements of TMI and affiliate as of December 31, 1997 and 1996 and for the two years then ended and audited financial statements of RHI and affiliates as of December 31, 1997 and for the year then ended. Also included was the unaudited pro forma combined condensed balance sheet at June 30, 1998 and December 31, 1997 and unaudited pro forma combined condensed statements of operations for the six months ended June 30, 1998 and the years ended December 31, 1997 and 1996 which give effect to the acquisition of TMI, IHCS, RHI, HTR, ISS, GIC and URG as of December 31, 1997 for the combined condensed pro forma balance sheet and January 1, 1996 for the combined condensed pro forma statements of operations.

b) On August 31, 1998, a Form 8-K was filed to report the announcement of the filing of a purported class action lawsuit against the Company and certain of its directors and officers.

c) On August 7, 1998, a Form 8-K was filed to report that the Company acquired RHI, HTR, URG, ISS and GIC through the issuance of 1,839,381, 275,662, 282,551, 308,583 and 223,645 shares of the Company's common stock in exchange for all of the outstanding shares of RHI, HTR, URG, ISS and GIC. The merger was effective on July 24, 1998 and will be accounted for as a pooling-of-interests.

d) On August 5, 1998, a Form 8-K was filed to report the unaudited revenue and net income of the Company for the month ended July 31, 1998.

e) On July 10, 1998, a Form 8-K was filed to report that the Company acquired TMI and IHCS through the issuance of 1,078,963 and 224,668 shares of the Company's common stock in exchange for all of the outstanding shares of TMI and IHCS. The merger was effective on June 25, 1998 and will be accounted for as a pooling-of-interests.

f) On July 6, 1998, a Form 8-K was filed to report that the Company had entered into a merger agreement to exchange shares of the Company's common stock in exchange for all of the outstanding shares of RHI and affiliates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAOU SYSTEMS, INC.

Date:  November 14, 1998                            By:  /s/ Daniel J. Daou
                                                         Daniel J. Daou
                                                         President

Date: November 14, 1998                             By:  /s/ Fred C. McGee
                                                         Fred C. McGee
                                                         Chief Financial Officer