Form 10-K
period 1998-12-31
DAOU SYSTEMS INC
filed 1999-03-31
CIK 1003989

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

                          Commission File No.: 0-22073

                               DAOU SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                           330284454
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

5120 SHOREHAM PLACE, SAN DIEGO, CALIFORNIA                    92122
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:        (619) 452-2221

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                                (Title of Class)

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 23, 1999 was $77,842,812.

         As of March 23, 1999, the number of issued and outstanding shares of the Registrant's Common Stock was 17,689,728.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or before April 30, 1998 in connection with Registrant's annual meeting of stockholders to be held on May 19, 1999 is incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1:   BUSINESS.

         This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Prospective investors are cautioned that such statements are only predictions and that actual event or results may differ materially. Forward-looking statements usually contain the word "estimate," "anticipate," "believe", "expect" or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and entail various risks and uncertainties as those set forth below and in the Company's other SEC filings. In evaluating such statements, prospective investors should specifically consider various factors identified in this Report, including the matters set forth below under the caption "Risk Factors," which could cause actual results to differ materially from those indicated by such forward-looking statements.

GENERAL

         DAOU Systems, Inc. ("DAOU" or the "Company") provides integrated information technology ("IT") solutions and services to the U.S. healthcare industry. DAOU's capabilities range from up-front strategic consulting to IT system design, implementation and long-term tactical support. DAOU's information technology offerings include Application Implementation, Communications Infrastructure, Management Consulting, and Integration Services.

         The Company was incorporated in California on July 16, 1987 under the name DAOU Systems, Inc., and reincorporated in Delaware on November 15, 1996. Unless the context otherwise requires, as used in this Report the "Company" and "DAOU" refer to the Company, its predecessor entity and its wholly-owned subsidiaries, DAOU-Integrex, Inc., a Delaware corporation ("DAOU-Integrex"), DAOU On-Line, Inc., a Delaware corporation ("DAOU On-Line"), DAOU-Sentient, Inc., a Delaware corporation ("DAOU-Sentient"), DAOU-Synexus, Inc., a Delaware corporation ("DAOU-Synexus"), DAOU-TMI, Inc., a Delaware corporation ("DAOU-TMI"), and DAOU-RHI, Inc., a Delaware corporation ("DAOU-RHI"). The Company's principal executive offices are located at 5120 Shoreham Place, San Diego, California 92122; its telephone and facsimile numbers are (619) 452-2221 and (619) 452-1338; its e-mail address is info@daou.com; and its URL is http://www.daou.com.

APPLICATION IMPLEMENTATION

         DAOU's Application Implementation Group (formerly Resources in Healthcare Innovations, Inc.) has supplied staffing resources to hospitals and other healthcare organizations over the past five years. DAOU's vendor certified consultants are capable of installing nearly 90% of the most common healthcare applications. These consultants work nationally to install cost-effective and timely applications. The engagement period for these services generally averages six months, but varies depending on the size and complexity of the project.

         DAOU's Application Implementation Group provides expertise in the following areas: service in interim IS management, application implementation, project management, application programming, system programming, decision support, Y2K support and interface support. The Applications Group also supports the following service lines: (i) CORE Healthcare Information Systems ("HIS"); (ii) general accounting;
(iii) decision support and (iv) interface support.

COMMUNICATIONS INFRASTRUCTURE

         DAOU's Communications Infrastructure Group focuses on the information superstructure in healthcare enterprises, including networking, Intranet and Internet, desktop, and voice, video and data solutions. The group can support healthcare organizations in all stages of infrastructure upgrades and implementations, from the requisition and purchase of hardware to on-site help desk staffing and desktop management.

         NETWORK IMPLEMENTATION. In the area of network design, implementation and management, DAOU's certified network staff analyzes, designs and installs all networks, from the most intricate wide area network ("WAN") to a local solution using today's newest technologies, as well as to manage the operation center for networks. The Company's network implementation services involve the purchase, testing, delivery and installation of enterprise-wide computer network systems. Networks installed by the Company provide a variety of features and services, including switch/bridge/router configuration, PC-to-host emulation, legacy network integration, gateway installation, universal workstation design and installation, remote-site connectivity solutions, dial-up remote access solutions, document management, imaging installations, video conferencing, telecommunications and telemedicine installations. For each implementation project, the Company assigns a project management team typically consisting of a project manager, a senior engineer and other technical personnel, as well as subcontractors and third-party vendors if required. The project team creates an installation schedule, ensures compliance with established milestones, provides on-site coordination of the activities of DAOU's personnel, subcontractors and third-party vendors, tests network performance, including stress and data traffic diagnostics, and provides regular progress reports to the project manager.

         The Company installs a computer network by first conducting a detailed review of the network design to determine the connectivity and product requirements. DAOU typically purchases the various network components which have been specified. After delivery to its facilities, the Company connects these components prior to installation at the customer's site and then conducts various tests of the computer network system, simulating the customer's actual computing environment in accordance with the customer's software specifications. The Company also tests the network's configuration, connectivity and compatibility and analyzes the load and data throughput capacity of the network. This testing process reduces downtime risk and helps ensure that the network installation will occur with minimal disruption to the customer's ongoing business operations. The engagement period for these services generally ranges from three to six months, although certain projects have required up to 13 months for completion, and varies depending on the size and complexity of the implementation project.

         MANAGEMENT SERVICES. As computer network systems become more complex, provider organizations are experiencing difficulties in hiring, training and retaining information technology professionals who can maintain the performance and functionality of their computer network systems. Accordingly, healthcare provider organizations have begun to outsource certain maintenance and management functions of their information systems departments. DAOU provides support and management services that are designed to maintain the effective performance of a customer's computer network system, as well as I/S function outsourcing services, such as desktop outsourcing, that are designed to manage a customer's information services functions. The Company generally provides these services in multi-year engagements on a fixed-price basis.

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

         I/S FUNCTION OUTSOURCING. The Company provides I/S function outsourcing services for healthcare provider organizations that elect to outsource all or a portion of their information systems functions. I/S function outsourcing services involve long-term engagements whereby the Company may staff portions of its customers' information systems department and is responsible for the management and support of those functions. DAOU provides its I/S function outsourcing services in accordance with pre-determined, detailed schedules and plans established with the customer.

         INTERNET AND INTRANET. In the rapidly evolving area of the Internet and Intranet, DAOU engineers provide solutions and support ranging from initial assessment to web site design, development and hosting, full-scale transaction processing, and training. In addition, DAOU provides cost-effective solutions to the security risks that are associated with the Internet, electronic medical records and e-mail.

VOICE, VIDEO, AND DATA SOLUTIONS. For voice applications, DAOU helps customers interface their local and long-range pagers, wireless phones, high-tech call centers, PBX and integrated messaging systems. DAOU video consultants assist customers in the area of telemedicine with the selection, negotiation and implementation of cost-effective video solutions ranging from tele-based solutions to digital video and image processing.

MANAGEMENT CONSULTING

         DAOU's Management Consulting Group is focused on helping healthcare management meet their business and IT objectives as well as anticipate and plan for their future IT needs. Formerly Technology Management Inc., DAOU's Management Consulting Group has been in business for 15 years and has served approximately 500 clients. The group's senior consultants, with an average of 20 years of management consulting experience, offer clients the benefit of overall project management vision as well as application and technical skills appropriate for specific assignments. DAOU works with its consulting clients in a goal-directed, strategic partnership to achieve results in a timely and cost-effective manner.

         Among its specific capabilities, DAOU's Management Consulting Group develops business plans and solves problems for healthcare IT managers, installs and integrates applications, engineers, installs and integrates infrastructure, and manages IT systems.

         In the area of general management consulting, DAOU's Management Consulting Group provides counsel on business process improvement, business strategy and critical management problem solving. IT management consulting includes strategic and tactical planning, assessment and problem solving and organizational staffing. Health system Chief Information Officer ("CIO") support includes strategic planning, mentoring programs, interim and project management, as well as focused services such as right sourcing and Joint Commission on Healthcare Organizations audit support. DAOU also provides management consulting services that address the specific planning, procurement and implementation needs of managed care systems, hospital systems and physician practice management systems. The group also provides strategic consulting in the areas of decision support and data warehousing, including physician profiling, loss ratio analysis and profitability improvement, managed secondary organizations development and management, including planning, implementation and procurement of systems, and healthcare systems information, including user satisfaction surveys, vendor information and budget/cost analysis. The engagement period for these services typically averages six months, but varies depending on the size and complexity of the project.

INTEGRATION SERVICES

         DAOU's Integration Services Group (formerly Sentient Systems, Inc.), a leading healthcare systems integrator with over 17 years consulting experience, analyzes, customizes, integrates and supports information systems that meet a customer's business objectives and reduce the cost and improve the quality of care. The engagement period for these services generally ranges from nine to twelve months, but varies depending on the size and complexity of the project.

         The group's consultants are experienced in healthcare information systems (financial, clinical and management) for hospitals, HMOs, insurers, clinics and physician offices, HSII, Lawson and Sunquest. DAOU Integration adds value to its technical offerings by entering into partner relationships with both its vendors and end-user clients. The substantial collective experience of this partnership effort distinguishes DAOU's capabilities from anything that its clients could achieve through internal staffing.

         The Group offers expertise in three specific healthcare application areas:

         - Government health care systems, including the Department of Defense, Health Affairs, Department of Veterans Affairs and Indian Health Services;

         - Hospital, clinical and physician offices clinical/financial application systems for laboratory, pharmacy, radiology, nursing, medical records, DRG, materials management, patient accounting, medical billing, HIS and physician offices; and

         - Managed care support including conversion and development projects for health plans, insurance companies and managed care organizations migrating to new enterprise applications.

         During 1998, this group achieved a number of significant accomplishments. In the government area, the group achieved a breakthrough into the Department of Defense Health Affairs arena, providing Informix DBA, application/system integration, and application development services. In the clinical area, the Group established relationships with major clinical information system vendors. For the managed healthcare area, the group completed several successful conversion projects for clients migrating to new enterprise applications.

DAOU ADVISORY BOARD

         In 1994, the Company established its Advisory Board (the "Advisory Board"), a non-governing body is comprised of up to 15 chief information officers ("CIOs") of various healthcare provider organizations. The Advisory Board meets as a group annually and the members confer separately with the Company periodically to provide advice on issues and trends in the healthcare industry and emerging technologies, as well as to provide strategic direction and feedback regarding the Company's present and future services. Members of the Advisory Board are reimbursed for travel, lodging and meal expenses incurred in connection with attendance at the Advisory Board's sessions. Ward Keever, the CIO of the University of Pennsylvania serves as the Chairman of the Advisory Board.

RECRUITING AND TRAINING OF TECHNICAL EMPLOYEES

         The Company dedicates significant time and resources to recruit, train and retain qualified technical personnel. The technical staff of the Company consists of consultants, engineers and technicians providing consulting, application, integration and communications infrastructure services. The Company hires many of its communication's infrastructure technical staff as entry-level network systems technicians and provides these individuals with the necessary training and experience to become network engineers who are responsible for network configuration, testing, burn-in analysis, installation and documentation. Further training and experience are provided to enable these engineers to become senior network engineers who are responsible for project and resource management. The Company's technical staff undergoes extensive training and maintains certifications from leading network technology vendors such as Cisco Systems, Inc., Bay Networks, Inc., Microsoft Corporation and 3Com Corporation, SMS, McKesson HBOC and application vendors. In addition, the Company is a member of leading technological forums and organizations, including the ATM Forum, the CHIM Telecommunications Committee, the HL7 Committee and the BICSI Organization.

         The Company believes that its future success will depend in large part on its ability to hire, train and retain qualified technical personnel who together have expertise in a wide array of network and computer systems and a broad understanding of the healthcare provider organizations that the Company serves. Competition for qualified technical personnel is intense and is expected to increase. Consequently, there can be no assurance that the Company will be successful in attracting and retaining such personnel. Any inability of the Company to hire, train and retain a sufficient number of qualified technical personnel could impair the Company's ability to adequately manage and complete its existing projects or to obtain new projects, which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Risk Factors--Need to Attract and Retain Key Employees and Qualified Technical Personnel."

         Each technical employee is required to enter into a confidentiality agreement with the Company designed to protect the Company's trade secrets and other confidential information during and subsequent to employment with the Company. Any significant loss of employees to a competitor could have a material adverse effect on the Company's business, financial condition and results of operations

SALES AND MARKETING

         The Company's sales and support operations are divided into four regional organizations located in the west, central, mid-atlantic and east regions of the United States. A vice president heads each regional organization and oversees the management of existing customers by the account managers and the development of new customers by the account executives. In particular, account managers are responsible for maintaining customer satisfaction and developing new business opportunities, as customer needs for computer network services evolve or increase.

         The Company seeks to establish long-term relationships with its customers by providing high levels of service and by becoming an integral part of their computer network systems operations. The Company focuses its sales and marketing efforts on the CIOs and other technology decision-makers of integrated delivery networks ("IDNs"), hospitals and other healthcare provider organizations. The Company relies upon its reputation in the marketplace, the personal contacts and networking of its professionals and the various programs of its marketing department to develop new business opportunities. The Company also receives sales leads directly from consultants, value added resellers ("VARs"), and product and service vendors.

         The principal objectives of the Company's marketing department are to increase the Company's market presence, provide strategic direction and generate sales leads. All components of the marketing program are centered around the corporate positioning of the DAOU Systems, Inc., "The Life Saver People", the single source for healthcare information technology solutions. As a supplement to the direct selling efforts of the Company, the marketing department has developed various programs that include advertising campaigns, trade show participation, direct mail campaigns, public relations programs, marketing research and communications and the development of sales presentation materials. The Company's marketing efforts are enhanced by speaking engagements and the publication of technical articles and reports directed to the healthcare information technology industry. The Company's marketing department is also responsible for the continued development of the Company's presence on the Internet as a new marketing channel.

         The Company has entered into marketing agreements with LAN Vision Systems, Inc., IDX Systems Corporation and Health Systems Technologies, which companies market the Company's services to their respective customer bases. The Company also has entered into a marketing alliance with VHA, Inc. ("VHA"), whereby, as one of VHA's preferred information system integration vendors, the Company offers computer network design, implementation and support services to VHA members. The Company intends to pursue additional marketing agreements, joint ventures and alliances as part of its marketing plan.

COMPETITION

         The healthcare network services industry is comprised of a large number of participants and is subject to rapid change and intense competition. The Company's competitors include (i) system integrators, (ii) VARs, (iii) consulting companies, (iv) local and regional network services firms, (v) telecommunications providers and network equipment vendors and
(vi) computer systems and healthcare software vendors. Many of the Company's competitors have significantly greater financial, technical and marketing resources and greater name recognition than does the Company. The Company's competitors include healthcare information technology companies such as McKesson HBOC and Shared Medical Systems Corporation; hardware firms such as Cisco Systems, Inc., FORE Systems Inc., 3Com Corporation and International Business Machines Corporation; networking/telecommunications firms such as GTE Corporation, AT&T Corporation and Sprint Corporation; and consulting firms such as First Consulting Group, Inc., and Superior Consulting Holdings Corporation. In addition to these major companies, the Company also competes with smaller regional network systems firms, which have a niche in selected geographical areas of the country. In addition, the Company has faced, and expects to continue to face, additional competition from new entrants into its markets. Other healthcare information technology companies not presently offering or emphasizing network systems services and large network services companies not currently focusing on healthcare may enter the Company's markets. Increased competition could result in price reductions, fewer customer projects, under-utilization of employees, reduced operating margins and loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors. The failure of the Company to compete successfully would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, most of the Company's customers have internal network support and service capabilities and could choose to satisfy their needs through internal resources rather than through outside service providers. As a result, the decision by the Company's customers or potential customers to perform network services internally could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Risk Factors--Competition."

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

CUSTOMERS

         The Company has derived, and believes that it will continue to derive, a significant portion of its revenues from a relatively limited number of large customer contracts. For the year ended December 31, 1998, the Company's five largest customers accounted for approximately 19% of total revenues, with no single customer accounting for 10% or more of total revenues. For the years ended December 31, 1997 and 1996, the Company's five largest customers accounted for approximately 22% and 27% of total revenues, respectively, with no single customer accounting for 10% or more of total revenues. See "--Risk Factors--Customer Concentration."

EMPLOYEES

         As of December 31, 1998, the Company employed 812 persons. Of these employees, 653 were involved in providing computer network services, 61 in sales and marketing and 98 in general administration, finance and clerical. The Company's employees are not represented by a labor union and the Company's management believes that its relationship with its employees is good.

RISK FACTORS

         An investment in DAOU'S Common Stock involves a high degree of risk. In addition to the other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. Forward-looking statements usually contain the word "estimate," "anticipate," "believe", "expect" or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and entail various risks and uncertainties as those set forth below and in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those projected in the forward-looking statements.

MANAGEMENT OF GROWTH. The Company recently has experienced a period of rapid growth, which has placed significant and increasing demands on the Company's management and operational, technical, financial and other resources. For the year ended December 31, 1998, the Company's revenues increased 53% to $104.8 million from $68.7 million for the year ended December 31, 1997. For the year ended December 31, 1997, the Company's revenues increased 36% to $68.7 million from $50.3 million for the year ended December 31, 1996. For the year ended December 31, 1996, the Company's revenues increased 38% to $50.3 million from $36.4 million for the year ended December 31, 1995. In addition, since January 1, 1995, DAOU's workforce increased from 198 to more than 800 full-time employees as of December 31, 1998. Further increases in staffing levels are expected during 1999. This growth has resulted in new and increased responsibilities for management personnel and has placed significant demands on the Company's management and operating and financial systems. DAOU will be required to continue to develop and improve its operational, financial and other internal systems to accommodate the increased number of transactions and customers and the increased size of the Company's operations, workforce and facilities. These responsibilities and demands are compounded by the fact that a substantial portion of the Company's current revenue derives from businesses that have been acquired by the Company since mid-1997. There can be no assurance, however, that the Company's management or systems will be adequate to support the Company's existing or future operations. Any failure to develop and improve the Company's systems or to hire and retain appropriate personnel to manage its operations could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any future unexpected shortfall in revenues without a corresponding and timely reduction in staffing and other expenses (or redeployment of employees to other customer projects), or any staffing increase that is unaccompanied by a corresponding increase in revenues, could have a material adverse effect on DAOU's business, financial condition and results of operations. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

NEED TO ATTRACT AND RETAIN KEY EMPLOYEES AND QUALIFIED TECHNICAL PERSONNEL. The Company's success and execution of its business strategy will depend in large part on the continued services of its key management and technical personnel. The loss of the services of one or more of the Company's key employees or the inability to hire additional key personnel as needed could have a material adverse effect on the Company's business, financial condition and results of operations. The future of the Company's labor-intensive business will depend in large part on its ability to hire, train and retain qualified technical personnel who together have expertise in a wide array of network and computer systems and a broad understanding of the hospitals, integrated healthcare delivery networks and other healthcare provider organizations that the Company serves. Competition for qualified technical personnel is intense and is expected to increase. In particular, competition is intense for the limited number of qualified management personnel and senior network engineers. There can be no assurance that the Company will be successful in attracting and retaining such personnel. Any inability of the Company to hire, train and retain a sufficient number of qualified technical personnel could impair the Company's ability to adequately manage and complete its existing projects or to obtain new projects, which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--Recruiting and Training of Technical Employees."

RISKS ASSOCIATED WITH ACQUISITIONS. During 1997, the Company acquired Integrex Systems Corporation, a Delaware corporation ("Integrex"), and On-Line Networking, Inc., a New Jersey corporation ("On-Line"). During 1998, the Company acquired Synexus Incorporated, a Pennsylvania corporation ("Synexus"), Sentient Systems, Inc., a Maryland corporation ("Sentient"), Technology Management Inc., an Indiana corporation ("TMI"), International Health Care Systems, Inc., a Florida corporation ("IHCS"), Resources in Healthcare Innovations, Inc., an Indiana corporation, ("RHI"), Healthcare Transition Resources, Inc., an Indiana corporation ("HTR"), Ultitech Resources Group, Inc., an Indiana corporation ("URG"), Innovative Systems Solutions, Inc., an Indiana corporation ("ISS"), and Grand Isle Consulting, Inc., an Indiana corporation ("GIC"). As part of its business strategy, the Company may pursue additional acquisitions of complementary businesses as it seeks to compete in the rapidly changing industry of healthcare information technology. Acquisitions involve numerous risks, including (i) difficulties in the assimilation of the operations and personnel of the acquired business,
(ii) the integration of management information and accounting systems of the acquired business, (iii) the diversion of management's attention from other business concerns, (iv) risks of entering markets in which the Company has no direct prior experience, and (v) the potential loss of key employees of the acquired business. The Company's management continue to devote substantial time and attention to the integration of the recently acquired businesses, any newly acquired businesses, as well as to any material operational or financial problems arising from these acquisitions. There can be no assurance that operational or financial problems will not occur as a result of any acquisition. Failure to effectively integrate acquired businesses could have a material adverse effect on the Company's business, financial condition and results of operations.

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

CONTRACT CANCELLATION RIGHTS; ABSENCE OF LONG-TERM CONTRACTS. The Company believes that the number and size of its existing projects are not reliable indicators or measures of future revenues. Although the Company enters into agreements with certain of its customers which contemplate multi-year contract terms, certain of the Company's customers are able to reduce or cancel their use of the Company's services before the end of the contract term. For example, Candler Health System, Savannah Georgia ("Candler"), previously a large I/S outsourcing customer of the Company, terminated its contract with the Company effective November 30, 1997, which termination was influenced by Candler's consolidation with another healthcare enterprise. As another example, the Information Management Agreement between the Company and Saint Mary's Health Network may be terminated without cause within 90 days of receipt of written notification by either party. In addition, the Company has in the past provided, and is likely in the future to provide, services to customers without long-term contracts. When a customer defers, modifies or cancels a project, the Company must be able to rapidly redeploy technical and other personnel to other projects in order to minimize the under-utilization of employees and the resulting adverse impact on operating results. Furthermore, the Company's operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, any termination, significant reduction or modification of DAOU's business relationships with any of its significant customers or with a number of smaller customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations".

VARIABILITY OF QUARTERLY OPERATING RESULTS. A substantial majority of the Company's operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. However, variations in the Company's revenues and operating results may occur from time to time, as a result of various factors, including: (i) the reduction in size, delay in commencement, interruption or termination of one or more significant projects or contracts; (ii) the commencement or completion during a quarter of one or more significant projects; (iii) the failure to estimate accurately the resources required to complete new or ongoing projects, including increased labor costs due to delays in project delivery schedules; (iv) the failure to secure new contracts at the budgeted rate; (v) the relatively longer sales cycle in obtaining new customers and larger contracts; (vi) the timing and extent of employee training or the loss of key employees; (vii) competition; (viii) the development and introduction of new services; (ix) variations in the product or professional services content of the Company's projects; (x) the effect of acquisitions, including additional administrative staffing and other increased infrastructure requirements to integrate the newly acquired companies; (xi) the effect of negative publicity; and (xii) general economic conditions which may affect the buying decisions of the Company's current and prospective customers. In addition, the Company plans to continue to expand its operations by hiring additional technical personnel and other employees, and adding new offices, systems and other infrastructure. The resulting increase in operating expenses, including personnel costs and related recruiting expenses, may be incurred prior to any increase in revenues. Consequently, the Company's business, financial condition and results of operations would be materially and adversely affected if revenues do not increase to support such expenses. A variation in the timing of the commencement or completion of customer projects or contracts, particularly at or near the end of any quarter, may cause significant variations in operating results from quarter to quarter and could result in losses for a particular quarter. In addition, an unanticipated delay or termination of a major project or contract (or series of smaller projects or contracts) could require the Company to maintain or terminate under-utilized employees, which could, in either case, result in higher than expected expenses during a quarter. The Company believes that quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of its revenues and operating results are not necessarily meaningful and should not be relied on as indications of future performance. Furthermore, these variations in revenues and operating results could cause significant variations in the price of the Company's Common Stock. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMER CONCENTRATION. The Company has derived, and believes that it will continue to derive, a significant portion of its revenues from a relatively limited number of large customer contracts. For the year ended December 31, 1998, the Company's five largest customers accounted for approximately 19% of total revenues, with no single customer accounting for 10% or more of total revenues. For the years ended December 31, 1997 and 1996, the Company's five largest customers accounted for approximately 22% and 27% of total revenues, respectively, with no single customer accounting for 10% or more of total revenues. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not constitute the same level of revenues in any subsequent year. The loss of any large customer could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Risk Factors--Contract Cancellation Rights; Absence of Long-Term Contracts," "--Risk Factors--Consolidation and Uncertainty in the Healthcare Industry" and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

PROJECT RISKS. The Company's computer network systems are designed to provide access to and accurate delivery of a wide range of information within a provider organization, including information used by clinicians in the diagnosis and treatment of patients. Many of the Company's projects are critical to the operation of its customers' businesses. Therefore, the Company may expose itself to potentially adverse risks in the event that the Company's services do not meet the desired expectations of its customers. For example, the failure to perform services that meet a customer's expectations may result in the Company not being paid for services rendered and may damage the Company's reputation and adversely affect its ability to attract new business. In addition, any failure by the Company's computer network systems to provide accurate, reliable and timely information could result in claims against the Company. For example, where the unavailability of such information to a provider of healthcare services is alleged to have resulted in any physical or emotional injury to a patient, such provider may become subject to a medical malpractice, product liability or other claims. The Company then could become subject to a claim relating to its installation or management of a computer network system. The Company is also subject to claims by its customers for actions of the Company's employees which may have caused damages to customers' businesses or otherwise. Although the Company maintains errors and/or omissions insurance, there can be no assurance that such insurance coverage would adequately cover any claims asserted against the Company and any such claim could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the Company will not be subject to claims that will result in liability in excess of its insurance coverage or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates.

LONG SALES AND PROJECT DELIVERY CYCLES. The Company's sales process is often subject to delays associated with the lengthy approval process that typically accompanies significant capital expenditures by a customer. During this process, the Company expends substantial time, effort and resources marketing its services, preparing contract proposals and negotiating contracts. Any failure by the Company to procure a signed contract after expending significant time, effort and resources could have a material adverse effect on the Company's business, financial condition and results of operations. The delivery of computer network services generally requires a significant commitment of resources by the Company and by the customer. The length of time required to complete a project may depend on many factors outside the control of the Company, including the state of the customer's existing information systems, budgetary constraints and the customer's ability to commit the personnel and other resources necessary to complete elements of the project for which the customer is responsible. In certain instances, projects have been prolonged substantially as a result of delays attributable to customers. Consequently, the failure of the Company to deliver its services on a timely and cost-efficient basis could have a material adverse effect on its business, financial condition and results of operations. See "--Sales and Marketing" and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION. The healthcare network services industry is comprised of a large number of participants and is subject to rapid change and intense competition. DAOU's competitors include: (i) system integrators, (ii) VARs,
(iii) consulting companies, (iv) local and regional network services firms,
(v) telecommunications providers and network equipment vendors and (vi) computer systems and healthcare software vendors. Many of the Company's competitors have significantly greater financial, technical and marketing resources and greater name recognition than does the Company. The Company's competitors include healthcare information technology companies such as McKesson HBOC and Shared Medical Systems Corporation; hardware firms such as Cisco Systems, Inc., FORE Systems Inc., 3Com Corporation and International Business Machines Corporation; networking/telecommunications firms such as GTE Corporation, AT&T Corporation and Sprint Corporation; and consulting firms such as First Consulting Group, Inc., and Superior Consulting Holdings Corporation. In addition to these major companies, the Company also competes with smaller regional network systems firms, which have a niche in selected geographical areas of the country. In addition, the Company has faced, and expects to continue to face, additional competition from new entrants into its markets. Other healthcare information technology companies not presently offering or emphasizing network systems services and large network services companies not currently focusing on healthcare may enter the Company's markets. Increased competition could result in price reductions, fewer customer projects, under-utilization of employees, reduced operating margins and loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors. The failure of the Company to compete successfully would have a material adverse effect on its business, financial condition and results of operations. In addition, most of the Company's customers have internal network support and service capabilities and could choose to satisfy their needs through internal resources rather than through outside service providers. As a result, the decision by the Company's customers or potential customers to perform network services internally could have a material adverse effect on its business, financial condition and results of operations. See "--Competition."

FIXED-PRICE, FIXED-TIME FRAME CONTRACTS. The Company offers a significant number of its computer network systems services on a fixed-price, fixed-time frame basis, rather than on a time-and-expense basis. Consequently, the Company bears the risk of cost over-runs in connection with these projects. The Company's failure to estimate accurately the resources and time required for a project or its failure to complete its contractual obligations within the committed fixed-time frame committed could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

CONSOLIDATION AND UNCERTAINTY IN THE HEALTHCARE INDUSTRY. Substantially all of the Company's revenues are derived from customers involved in the healthcare industry. As a result, the Company's business, financial condition and results of operations are influenced by conditions affecting this industry. Many healthcare provider organizations are consolidating to create larger organizations with greater regional market power and are forming affiliations for purchasing products and services. This consolidation could reduce the Company's target market and result in the termination of certain engagements of the Company. In particular, this consolidation has resulted, and is likely to continue to result, in the acquisition of certain of the Company's customers, and such customers may scale back or terminate their relationship with the Company following their acquisition. Moreover, these consolidating and affiliating enterprises also could have greater bargaining power, which could lead, to reductions in the amounts paid to DAOU for its services. The reduction in the size of the Company's target market or the failure of the Company to maintain adequate price levels could have a material adverse effect on its business, financial condition and results of operations. The healthcare industry is also subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of participants in the healthcare industry. The Company cannot predict with any certainty what impact, if any, these developments could have on its business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE. The Company has derived, and expects to continue to derive, substantially all of its revenues from projects based on complex computer networks. The markets for computer network products and services are continuing to develop and are subject to rapid change. The Company's success will depend in part on its ability to offer services that keep pace with continuing changes in technology, evolving industry standards and changing customer preferences and to hire, train and retain technical personnel who can fulfill the increasingly complex needs of its customers. There can be no assurance that the Company will be successful in addressing these developments in a timely manner. Any delay or failure by the Company to address these developments could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that products, systems or technologies developed by third parties will not render certain of the Company's services noncompetitive or obsolete.

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

POTENTIAL "YEAR 2000" PROBLEMS. It is possible that the Company's currently installed computer systems, software products or other business systems, or those of its suppliers or customers, will not always accept input of, store, manipulate or output dates in the years 1999, 2000 or thereafter without error or interruption. DAOU has conducted a review of its business systems, including its computer systems, to attempt to identify ways in which its systems could be affected by problems with correctly processing date information. Based on this review, the Company does not expect the Year 2000 issue to have a material adverse effect on its operations. In addition, the Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that the software sold to the Company will correctly process all date information at all times and the Company is querying its customers and suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the year 2000 approaches and is reached. However, there can be no assurance that DAOU will identify all date-handling problems in its business systems or those of its customers and suppliers in advance of their occurrence or that DAOU will be able to successfully remedy problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, results of operations and financial condition. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

FUTURE ADDITIONAL CAPITAL REQUIREMENTS. Since its inception, the Company has financed its operations through cash provided by operations, the sale of equity and through debt. If the Company is unable to generate sufficient revenues to fund its operations in the future, the Company may be required to raise additional funds to meet its capital and operating requirements through public or private financing, including equity financing. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. Adequate funds for the Company's operations may not be available when needed and, if available, may not be on terms attractive to the Company. The failure to obtain funding on a timely basis could have a material adverse effect on DAOU's business, financial condition and results of operations. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

CONTROL BY EXISTING STOCKHOLDERS AND MANAGEMENT. As of December 31, 1998, the Company's executive officers, directors and their respective family members and affiliates beneficially own approximately 27% of the outstanding shares of Common Stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

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

SHARES ELIGIBLE FOR FUTURE SALE. Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices for the Common Stock. Of the 17,688,624 shares outstanding as of December 31, 1998, 15,450,977 shares of Common Stock are freely tradeable without restriction in the public market, unless such shares are held by "affiliates" of the Company (as such term is defined in Rule 144 ("Rule 144") promulgated under the Securities Act of 1933, as amended (the "Securities Act")), or are otherwise subject to certain sale volume limitations and other restrictions under Rule 144. The remaining 2,237,647 shares are "restricted securities" as such term is defined in Rule 144.

         In addition, the Company has registered on Form S-8 Registration Statement an aggregate of 4,000,000 shares of Common Stock reserved for issuance under the DAOU Systems, Inc. 1996 Stock Option Plan (as amended, the "1996 Stock Option Plan"). As of such date, an additional 112,240 shares of Common Stock were subject to other outstanding stock options.

POTENTIAL ANTI-TAKEOVER EFFECTS OF DELAWARE LAW AND CERTAIN CHARTER PROVISIONS. Certain provisions of Delaware law applicable to the Company could delay or make more difficult a merger tender offer or proxy contest involving the Company. For example, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. In addition, the Board of Directors of the Company (the "Board") may issue shares of Preferred Stock without stockholder approval on such terms as the Board may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. In addition, the Company's Certificate of Incorporation and Bylaws: (i) provide for a classified board of directors, (ii) eliminate the right of stockholders to act by written consent without a meeting,
(iii) require advanced stockholder notice to nominate directors and raise matters at the annual stockholders meeting, (iv) eliminate cumulative voting in the election of directors and (v) allow for the removal of directors only for cause and with a two-thirds vote of the Company's outstanding shares. All of the foregoing could have the effect of delaying, deferring or preventing a change in control of the Company and could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock.

ABSENCE OF DIVIDENDS. The Company has never declared nor paid cash dividends on its capital stock. The Company currently intends to retain any earnings for funding growth and, therefore, does not intend to pay any cash dividends in the foreseeable future.

ITEM 2:   DESCRIPTION OF PROPERTIES.

The Company leases the following office space for its principal administrative, operating, support and training facilities:

                            Approximate
Location                   Square Footage     Expiration              Principal Use
------------------------------------------------------------------------------------------------------
San Diego, CA                  38,000         February 2005           Corporate office facility

------------------------------------------------------------------------------------------------------
Kensington, MD                 30,000         February 2001           Operating and support facilities
Alexandria, VA                 21,000         November 2003           Operating and support facilities
Indianapolis, IN               5,100          April 2000              Operating and support facilities
Mountainside, NJ               4,000          November 2003           Operating and support facilities
Saddlebrook, NJ                2,400          May 1999                Operating and support facilities
Glen Ellyn, IL                 1,600          July 2000               Operating and support facilities

In addition, the Company has leased executive offices in several locations in the United States to provide regional sales and support activities to its customers. The Company continually evaluates the adequacy of its existing facilities and believes that its current and planned facilities will be adequate for the next twelve months.

ITEM 3:   LEGAL PROCEEDINGS.

         Gary Colvin, an ex-employee of the Company, filed a lawsuit on February 25, 1997 against the Company and certain of its officers and directors in the U.S. District Court of the Southern District of California (Colvin v. DAOU Systems, et al.). The complaint alleged various causes of action, including wrongful termination, civil rights violations, breach of contract, fraud and violations of wage & hour laws. On February 9, 1998, the parties stipulated to the dismissal of the ex-employee's remaining Federal claim under the Fair Labor Standards Act. As a result, on March 4, 1998, the lawsuit was dismissed without prejudice after the court declined to exercise supplemental jurisdiction over the remaining state law claims. On March 31, 1998, the plaintiff re-filed in state court (Colvin v. DAOU Systems, Inc., et., al.). On March 19, 1999, the Company received a verdict in its favor on all causes of action. The time period within which to file an appeal has not yet expired and it is unknown whether Mr. Colvin will proceed with an appellate effort.

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

         On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs and they filed an amended consolidated complaint on February 24, 1999. The new complaint realleges the same theory of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. These complaints were brought on behalf of a purported class of investors in the Company's Common Stock and do not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss that will be filed on April 22, 1999 in the federal litigation. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

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

                           Common Stock

                                                                          HIGH          LOW
                                                                       -----------   -----------
1998
1st Quarter                                                                $31.000      $16.250
2nd Quarter                                                                 23.656       15.063
3rd Quarter                                                                 23.438        5.750
4th Quarter                                                                  7.000        3.438

1997
1st Quarter (from February 12, 1997)                                        $9.750       $6.000
2nd Quarter                                                                 19.250        5.625
3rd Quarter                                                                 25.375       15.250
4th Quarter                                                                 34.250       24.250

         On March 23, 1999, the closing bid and ask prices of the Company's Common Stock were $5.906 and $6.000, respectively. As of March 23, 1999, there were approximately 106 holders of record of common stock.

DIVIDEND POLICY

         DAOU has never declared nor paid cash dividends on its capital stock. The Company currently intends to retain any earnings for future growth and, therefore, does not intend to pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         Between January 1, 1998 and December 31, 1998, the Company issued and sold (without payment of any selling commission to any person) the following unregistered securities:

         1. On March 27, 1998, DAOU acquired all the outstanding stock of Synexus, pursuant to a merger of DAOU-Synexus and Synexus. Under the terms of the related merger agreement, all of the outstanding stock of Synexus was exchanged for 161,235 shares of the Company's Common Stock. At the time of the transaction, the shares of the Company's Common Stock issued to the former Synexus stockholders were not registered under the Securities Act because the transaction involved a non-public offering exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

         2. On March 30, 1998, DAOU acquired all the outstanding stock of Sentient, pursuant to a merger of DAOU-Sentient and Sentient. Under the terms of the related merger agreement, all of the outstanding stock of Sentient was exchanged for 1,397,550 shares of the Company's Common Stock. At the time of the transaction, the shares of the Company's Common Stock issued to the former Sentient stockholders were not registered under the Securities Act because the transaction involved a non-public offering exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

         3. On June 16, 1998, DAOU acquired all the outstanding stock of TMI and affiliate IHCS (collectively "TMI"), pursuant to a merger of DAOU-TMI and TMI. Under the terms of the related merger agreement, all of the outstanding stock of TMI was exchanged for 1,303,631 shares of the Company's Common Stock. At the time of the transaction, the shares of the Company's Common Stock issued to the former TMI stockholders were not registered under the Securities Act because the transaction involved a non-public offering exempt from registration under
                  Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

         4. On June 26, 1998, DAOU acquired all the outstanding stock of RHI and affiliates HTR, URG, ISS and GIC (collectively "RHI"), pursuant to a merger of DAOU-RHI and RHI. Under the terms of the related merger agreement, all of the outstanding stock of RHI was exchanged for 2,929,822 shares of the Company's Common Stock. At the time of the transaction, the shares of the Company's Common Stock issued to the former RHI stockholders were not registered under the Securities Act because the transaction involved a non-public offering exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING. On February 12, 1997, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 File No. 333-18155 (the "Registration Statement") relating to the initial public offering (the "Offering") of the Company's Common Stock. The managing underwriters for the offering were Alex. Brown & Sons Incorporated, Cowen & Company and Hambrecht & Quist LLC. The Registration Statement registered an aggregate of 2,000,000 shares of Common Stock offered by the Company. The Offering commenced on February 13, 1997 and the 2,000,000 shares of Common Stock covered by the Registration Statement were sold at $9.00 per share, resulting in aggregate offering proceeds to the Company of $18,000,000.

         The expenses incurred by the Company in connection with the Offering were approximately $2,216,000, of which $1,260,000 constituted underwriting discounts and commissions and $956,000 constituted other expenses including registration and filing fees, printing, accounting and legal expenses. No direct or indirect payments were made to any directors, officers, owners of ten percent or more of any class of the Company's equity securities or other affiliates of the Company other than for reimbursement of expenses incurred on the road show. Net offering proceeds to the Company after deducting these expenses were approximately $15,784,000.

         The following sets forth certain information regarding the Company's application of the net proceeds from the Offering through December 31, 1998:


Construction of Plant, Building and Facilities             $    27,000
Purchase and Installation of Machinery and Equipment       $ 2,560,000
Purchase of Real Estate                                    $        --
Acquisition of Other Business                              $        --
Repayment of Indebtedness                                  $   193,000
Working Capital                                            $ 3,858,000
Marketable Securities                                      $ 9,146,000
                                                          --------------
                                                           $15,784,000
                                                          --------------

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA.

         The following table presents selected consolidated financial data of the Company. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the other sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report and the consolidated financial statements and the related notes thereto included elsewhere herein.

                                                                   YEARS ENDED DECEMBER 31,
                                              1994            1995            1996            1997           1998
                                           ---------------------------------------------------------------------------
Revenues                                   $  24,336       $  36,448       $  50,327       $  68,656       $ 104,784
Cost of revenues                              15,178          22,583          33,110          45,154          78,021
                                           ---------------------------------------------------------------------------
Gross profit                                   9,158          13,865          17,217          23,502          26,763

Operating expenses:
   Sales and marketing                         2,501           2,928           4,166           7,780          12,203
   General and administrative                  5,300           8,930           9,945          12,425          18,456
   Merger and related expenses                     -               -               -             718           2,825
                                           ---------------------------------------------------------------------------
   Total operating expenses                    7,801          11,858          14,111          20,923          33,484
                                           ---------------------------------------------------------------------------
Income (loss) from operations                  1,357           2,007           3,106           2,579          (6,721)
Interest income (expense), net                   627             193             369             873             163
                                           ---------------------------------------------------------------------------

Income (loss) before income taxes              1,984           2,200           3,475           3,452          (6,558)
Provision (benefit) for income taxes             439             889             149             947            (802)
                                           ---------------------------------------------------------------------------
Net income (loss)                          $   1,545       $   1,311       $   3,326       $   2,505       $  (5,756)
                                           ---------------------------------------------------------------------------
                                           ---------------------------------------------------------------------------
Net income (loss) per common share:
   Basic                                   $    0.13       $    0.11       $    0.26       $    0.15       $   (0.33)
                                           ---------------------------------------------------------------------------
                                           ---------------------------------------------------------------------------
   Diluted                                 $    0.13       $    0.10       $    0.23       $    0.15       $   (0.33)
                                           ---------------------------------------------------------------------------
                                           ---------------------------------------------------------------------------

Shares used in computing net
   income (loss) per common share:
   Basic                                      12,251          12,260          12,580          16,231          17,657
                                           ---------------------------------------------------------------------------
                                           ---------------------------------------------------------------------------
   Diluted                                    12,251          12,548          14,385          17,246          17,657
                                           ---------------------------------------------------------------------------
                                           ---------------------------------------------------------------------------
Cash equivalents and short-term
   investments                             $   1,847       $   7,493       $   3,962       $  18,288       $   7,780
Total assets                                   7,010          19,735          21,672          54,105          54,517
Long-term debt, less current portion              64              45              32              49              26
Redeemable preferred stock                         -           7,705           8,190               -               -
Total stockholders' equity                     2,009           3,498           6,304          41,837          34,775

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. Forward-looking statements usually contain the word "estimate," "anticipate," "believe", "expect" or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and entail various risks and uncertainties as those set forth previously and in the Company's other SEC filings. In evaluating such statements, prospective investors should specifically consider various factors identified in this Report, including the matters set forth previously under the caption "Risk Factors," which could cause actual results to differ materially from those indicated by such forward-looking statements.

OVERVIEW

         The Company provides integrated information technology solutions and services to the U.S. healthcare industry. DAOU's capabilities range from up-front strategic consulting to IT system design, implementation and long-term tactical support. DAOU's information technology offerings include Application Implementation, Communications Infrastructure, Management Consulting and Integration Services. The Company's Application Implementation Group supplies staffing resources to hospitals and other healthcare organizations. DAOU's vendor certified consultants are capable of installing nearly 90% of the most common healthcare applications. The Company's Communications Infrastructure Group focuses on the information superstructure in healthcare enterprises, including networking, Intranet and Internet, desktop, and voice, video and data solutions. Management Consulting develops business plans and solves problems for healthcare IT managers, installs and integrates applications, engineers, installs and integrates infrastructure, and manages IT systems. DAOU's Integration Services Group analyzes, implements and supports information systems that meet a customer's business objectives and reduce the cost and improve the quality of care. The Company's gross margin with respect to implementation services varies significantly depending on the percentage of such services consisting of products (with respect to which the Company obtains a lower margin) versus professional services.

         During June 1998, the Company acquired through its wholly-owned subsidiaries DAOU-TMI, Inc. and DAOU-RHI, Inc. (i) Technology Management, Inc. ("TMI"), a privately-held company that provides information technology consulting services primarily to the healthcare industry, (ii) International Health Care Systems, Inc.("IHCS"), a privately-held company with a common shareholder with TMI that provides information technology consulting services primarily to the healthcare industry on behalf of TMI, (iii) Resources in Healthcare Innovations, Inc. ("RHI"), a privately-held information technology services firm that provides contract management services for healthcare information systems to hospitals and managed care organizations, and (iv) Healthcare Transition Resources, Inc. ("HTR"), Ultitech Resources Group, Inc. ("URG"), Innovative Systems Solutions, Inc. ("ISS") and Grand Isle Consulting, Inc. ("GIC"), each a privately held company with common shareholders of RHI that implement software applications from third parties and provides support services to healthcare enterprises. Shareholders of TMI, IHCS, RHI, HTR, URG, ISS and GIC received 1,078,963, 224,668, 1,839,381, 275,662, 282,551, 308,583 and 223,645
shares, respectively, of the Company's Common Stock in exchange for all of the outstanding stock of each of these companies. The above acquisitions have been accounted for using the pooling-of-interests method of accounting. Accordingly, the historical financial statements of periods prior to the consummation of the combinations have been restated as though the companies had been combined for all periods presented.

         During March 1998, the Company acquired through its wholly-owned subsidiaries DAOU-Synexus, Inc. and DAOU- Sentient, Inc.: Synexus Incorporated ("Synexus"), a privately-held company specializing in the planning, design and implementation of enterprise networks in healthcare environments; and Sentient Systems, Inc. ("Sentient"), a privately-held company which provides integration and support services primarily to healthcare organizations. Shareholders of Synexus and Sentient received 161,235 and 1,397,550 shares, respectively, of the Company's Common Stock in exchange for all of the outstanding stock of each of these companies. The above acquisitions have been accounted for using the pooling-of-interests method of accounting, and accordingly, the historical financial statements of periods prior to the consummation of the combinations have been restated as though the companies had been combined for all periods presented.

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

         The Company's Consolidated Financial Statements and Notes thereto reflect the combined financial position and operating results for the Company, DAOU-Integrex, DAOU On-Line, DAOU-Synexus, DAOU-Sentient, DAOU-TMI and DAOU-RHI for all periods presented in this Report.

         Historically, the majority of the Company's revenues have been derived from network implementation services, which are generally provided on a fixed-fee basis and professional services consulting and management contracts, which are provided on a "time and expense" basis. Revenues on fixed-fee contracts are recognized using the percentage-of-completion method with progress to completion measured by labor costs incurred to date compared to total estimated labor costs. The Company's gross margin with respect to implementation services varies significantly depending on the percentage of such services consisting of products (with respect to which the Company obtains a lower margin) versus professional services. Also, the Company often hires employees in anticipation of commencement of a project, and if delays in contract signing occur, the Company's gross margin could vary due to the associated loss of revenues to cover fixed labor costs. Professional services consulting and management services are generally provided on a "time and expense" basis for which revenues are recognized as the services are performed. The time to complete implementation projects generally ranges from three to six months, although certain projects have required up to 13 months for completion. The Company also provides support and management service revenues, which are recognized ratably over the period that these services are provided. Payments received in advance of services performed are recorded as deferred revenues. Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition. The resulting revenues recognized in excess of amounts billed and project costs are included in contract work in progress on the Company's balance sheet.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

         The Company's revenues were $104.8 million and $68.7 million for the years ended December 31, 1998 and 1997, respectively, representing an increase of $36.1 million or approximately 53%. Revenues increased primarily due to the increased number of professional services consulting contracts, which accounted for $15.6 million, increases in professional services management contracts which accounted for $7.3 million and an increase in large network implementation contracts of $6.3 million. Services to DAOU's five largest customers accounted for $20.3 million of total revenues in 1998, representing 19% of total revenues.

         Cost of revenues for the years ended December 31, 1998 and 1997 were $78.0 million and $45.2 million, respectively, representing an increase of $32.8 million or approximately 73%. Gross margin for the years ended December 31, 1998 and 1997, was approximately 26% and 34%, respectively. This decrease in gross margin during 1998 was primarily due to the following: i) an increase in the product content of the Company's large network implementation contracts, ii) increased labor costs as a result of delays in project delivery schedules due to both external and internal customer delays and the associated loss of revenues to cover the fixed labor costs, iii) an unforeseen requirement on one fixed price contract to use an alternate labor union at a higher than projected cost and iv) increased labor costs as a result of a shortfall in planned revenue which the Company believes was caused by delays in contract signings due to the negative publicity and shareholder lawsuits concerning questions about the Company's accounting practices. The Company's margins also were affected by a decision to provide additional services on certain fixed price contracts at no additional cost to certain customers to increase the probability of closing large long-term professional services management contracts.

         Sales and marketing expenses were $12.2 million and $7.8 million for the years ended December 31, 1998 and 1997, respectively, representing an increase of approximately 57%. This increase was primarily due to continued development of a regional sales structure, an increase in sales personnel and related expenses due to increased sales volume and activity. Sales and marketing expenses were approximately 12% and 11% of total revenues for the years ended December 31, 1998 and 1997, respectively. Although the Company believes that it can achieve a decrease in these expenses as a percentage of revenue, the Company also expects that sales and marketing expenses will continue to increase in dollar terms to support the anticipated growth in the Company's business.

         General and administrative expenses were $18.5 million (excluding one-time direct merger costs of $2.8 million) and $12.4 million for the years ended December 31, 1998 and 1997, respectively, representing an increase of approximately 49%. The primary factors contributing to this increase were costs associated with additional administrative staffing and other increased infrastructure requirements to support growth and integration of acquired companies, increased recruiting costs, increases in the provision for uncollectible accounts and increased legal and accounting fees associated with the negative publicity and shareholder lawsuits surrounding the Company's accounting practices. General and administrative expenses were approximately 18% of total revenues for the years ended December 31, 1998 and 1997. The Company expects some increase in general and administrative expenses in dollar terms to support the anticipated growth in the Company's business and the continued integration of acquired companies.

         Net interest income was $163,000 and $873,000 for the years ended December 31, 1998 and 1997, respectively. Interest income consisted of interest on cash and cash equivalents and short-term investments. Interest expense consisted of interest associated with the Company's business lines of credit. The decrease in net interest income was primarily due to overall lower average cash reserves available for investment during 1998 as compared to 1997.

YEARS ENDED DECEMBER 31, 1997 AND 1996

         The Company's revenues were $68.7 million and $50.3 million for the years ended December 31, 1997 and 1996, respectively, representing an increase of $18.3 million or approximately 36%. Revenues increased primarily due to the increased number of professional services consulting contracts, which accounted for $9.0 million, increases in professional services management contracts which accounted for $4.5 million and an increase in large network implementation contracts of $4.8 million. Services to DAOU's five largest customers accounted for $15.4 million of total revenues in 1997, representing 22% of total revenues.

         Cost of revenues was $45.2 million and $33.1 million for the years ended December 31, 1997 and 1996, respectively, representing an increase of $12.0 million or approximately 36%. Gross margin was 34% for the years ended December 31, 1997 and 1996. The margin remained consistent with the prior year due primarily to a higher percentage of product content within implementation services as compared to 1996 and increased revenues from low-margin desktop node fee contracts.

         Sales and marketing expenses were $7.8 million and $4.2 million for the years ended December 31, 1997 and 1996, respectively, representing an increase of approximately 87%. This increase was primarily due to the establishment of a regional sales structure, an increase in sales and marketing personnel and the expansion of the Company's marketing programs. Sales and marketing expenses were approximately 11% and 8% of revenues for the years ended December 31, 1997 and 1996, respectively.

         General and administrative expenses were $12.4 million (excluding one-time direct merger costs of $718,000) and $9.9 million for the years ended December 31, 1997 and 1996, respectively, representing an increase of approximately 25%. The primary factors contributing to this increase were costs associated with the Company's larger corporate facility, implementation of a management information system and the addition of senior management during 1996. General and administrative expenses were approximately 18% and 20% of revenues for the years ended December 31, 1997 and 1996, respectively.

         Net interest income was $873,000 and $369,000 for the years ended December 31, 1997 and 1996, respectively. Interest income consists of interest on short-term investments, cash and cash equivalents and notes receivable from officers and stockholders. Interest expense consists of interest associated with the Company's business line of credit and term financing of insurance premiums, but was not significant during either period. This increase was due primarily to overall higher average cash reserves available for investment during 1997 as compared to 1996. The Company's initial public offering of Common Stock in February 1997 raised $15.8 million, net of issuance costs, and the Company's secondary public offering in August 1997 raised $9.3 million, net of issuance costs.

INCOME TAXES

         In 1998, 1997 and 1996, the effective tax rates were approximately
(12)%, 27% and 4%, respectively, and were different from the expected combined federal statutory rate of 35% primarily due to the fact that

Integrex, On-Line, Sentient, Synexus, TMI and RHI were S-corporations prior to the merger with DAOU and the conversion from the cash method to the accrual method of accounting for tax purposes. Consequently, taxes on the pre-acquisition income of Integrex, On-Line, Sentient, Synexus, TMI and RHI were the direct responsibility of its stockholders. During 1998 and 1997, the benefit of Integrex, On-Line's, Sentient's, Synexus, TMI's and RHI's lower tax rates were partially offset by additional taxes on the conversion of S-corporation to C-corporation.

LIQUIDITY AND CAPITAL RESOURCES

         On December 31, 1998, the Company had working capital of $31.7 million, a decrease of $7.9 million from $39.6 million on December 31, 1997. For the year ended December 31, 1998, cash used in operating activities was $9.0 million which resulted primarily from the loss from operations and an increase in the Company's investment in accounts receivable due to the growth in revenues.

         Net cash provided by investing activities was $7.5 million in the current period, compared to net cash used in investing activities of $12.9 million in the comparable prior period. This change was primarily the result of the generation of $9.4 million in cash as a result of maturing marketable securities, which were not reinvested.

         Net cash provided by financing activities decreased to $328,000 for the year ended December 31, 1998, compared to $26.2 million in the comparable prior period. This change was primarily the result of the Company's initial and secondary public offerings of Common Stock in 1997, which raised $15.8 million, net of issuance costs and $9.3 million, net of issuance costs, respectively. Additionally, during 1998 distributions to stockholders and repayments of debt and lines of credit of acquired companies accounted for an additional $6.8 million of the change.

         During June 1998, the Company secured two borrowing facilities, a $2.0 million revolving line of credit, under which none is available for future borrowings at December 31, 1998, and an additional $8,000,000 line of credit, under which $6.0 million is available for future borrowings at December 31, 1998. Advances under both lines bear interest at the bank's prime rate plus 0.25% (8.0% at December 31, 1998) per annum. These lines of credit expire July 31, 1999, are secured by substantially all of the assets of the Company and contain customary covenants and restrictions. As of December 31, 1998, the Company was not in compliance with one of the covenants and has been informed by the bank that the Company cannot avail itself to the unused lines of credit. Management is actively negotiating for a replacement line of credit, believes that a replacement line will be obtained before expiration of the existing lines of credit and that the Company has sufficient liquidity to fund operations until this new line is in place. At February 28, 1999, the Company had cash equivalents of approximately $7.5 million (Unaudited), accounts receivable of approximately $22.5 million (Unaudited) and has provided positive cash flows from operating activities of approximately $700,000 for the two months ended February 28, 1999 (Unaudited).

         Although the Company has an accumulated deficit and has used cash in its operating activities over the past three years, the Company believes that its available funds together with anticipated cash from operating activities in future years will be sufficient to meet its capital requirements for the foreseeable future. The Company may sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities or issuance of equity securities in future acquisitions could result in additional dilution to the Company's stockholders and the incurrence of additional debt could result in additional interest expense.

YEAR 2000

         The Company is preparing for the impact of the arrival of the Year 2000 on its business, as well as on the businesses of its customers and suppliers. The "Year 2000 Issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format. The Year 2000 Issue creates potential risks for the Company, including potential problems in the Company's Information Technology and non-IT systems that the Company uses in its business operations. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their own Year 2000 Issues.

While the Company's Year 2000 efforts have been underway for several years, the Company centralized its focus on addressing the Year 2000 Issue in 1998 by forming a Year 2000 cross-functional project team. The Audit Committee of the Board of Directors is advised periodically on the status of the Company's Year 2000 compliance program.

         The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing, and telephone/PBX systems, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, sprinkler systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software that it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation, and testing efforts, which began in 1996, will be completed by September 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of December 31, 1998, it had completed approximately 60% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 40% of the initiatives are in process and expected to be completed on or about September 30, 1999.

         The Company intends to mail letters to its significant vendors and service providers and has verbally communicated with many strategic customers and vendors to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. As of December 31, 1998, the Company has assembled Year 2000 compliance statements from 100% of its vendors.

         The Company believes that the cost of its Year 2000 identification, assessment, remediation, and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $200,000, which expenditures will be funded from operating cash flows. As of December 31, 1998, the Company had incurred costs of approximately $50,000 related to its Year 2000 identification, assessment, remediation, and testing efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives.

         There can be no assurance that the Company will be completely successful in its efforts to address Year 2000 Issues. If some of the Company's products are not Year 2000 compliant, the Company could suffer lost sales or other negative consequences, including, but not limited to, diversion of resources, damage to the Company's reputation, increased service and warranty costs and litigation, any of which could materially adversely affect the Company's business operations or financial results.

         The Company also is dependent on third parties such as its customers, suppliers and service providers. If these or other third parties fail to adequately address Year 2000 issues, the Company could experience a negative impact on its business operations or financial results.

         Although the Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness, the Company's Year 2000 compliance program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available.

         The costs of the Company's Year 2000 identification, assessment, remediation, and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate, and test all relevant computer codes and imbedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold by the Company may lead to claims whose impact on the Company is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's business, financial condition and results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs related to claims by third parties related to the Year 2000 issue.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company does not have any significant financial instruments. The Company's bank lines of credit are affected by the general level of U.S. interest rates. Due to the short duration of the Company's investment portfolio, an immediate 100 basis point increase in interest rates would have no material impact on the Company's financial condition or results of operations.

ITEM 8:   FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                               DAOU SYSTEMS, INC.


Report of Ernst & Young LLP, Independent Auditors                     23

Report of Deloitte & Touche LLP, Independent Auditors                 24

Consolidated Balance Sheets at December 31, 1998 and 1997             25

Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996                                    26

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998, 1997 and 1996                        27

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996                                   29

Notes to Consolidated Financial Statements                            30

         REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders,
DAOU Systems, Inc.

We have audited the consolidated balance sheets of DAOU Systems, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also include the financial statement schedule listed in the index of item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the balance sheet of Sentient Systems, Inc. as of December 31, 1997 or the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996, which statements reflect total assets of 6% as of December 31, 1997 of the related consolidated financial statement totals and which reflect net income constituting 28% and 22% of the related consolidated financial statement totals for the years ended December 31, 1997 and 1996. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to Sentient Systems, Inc., is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DAOU Systems, Inc. at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                 ERNST & YOUNG LLP

San Diego, California
February 12, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Sentient Systems, Inc.
Kensington, Maryland

We have audited the accompanying balance sheet of Sentient Systems, Inc. (the Company) as of December 31, 1997 and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 13, 1998

                           DAOU Systems, Inc.
                       Consolidated Balance Sheets
                (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                                      DECEMBER 31,
                                                                                  1998            1997
                                                                               --------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                     $  6,756        $  7,981
   Short-term investments, available-for-sale                                       1,024          10,307
   Accounts receivable, net of allowance for doubtful
     accounts of $956 and $312 in 1998 and 1997, respectively                      24,582          15,744
   Contract work in progress                                                       12,272          13,291
   Income tax receivable                                                              234             421
   Deferred income taxes                                                            3,362             323
   Other current assets                                                             1,072           1,343
                                                                               --------------------------
Total current assets                                                               49,302          49,410

Due from officers/stockholders                                                        171             371
Equipment, furniture and fixtures, net                                              4,735           3,859
Other assets                                                                          309             465
                                                                               --------------------------
                                                                                 $ 54,517        $ 54,105
                                                                               --------------------------
                                                                               --------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                        $  3,514        $  1,661
   Accrued salaries and benefits                                                    3,907           2,675
   Other accrued liabilities                                                        4,402           3,482
   Deferred revenue                                                                   361             369
   Current portion of deferred compensation to officers                               559               -
   Current portion of severance payable                                               210             210
   Current portion of long-term debt and line of credit                             4,684           1,437
                                                                               --------------------------
Total current liabilities                                                          17,637           9,834

Deferred rent                                                                          45              55
Long-term debt                                                                         26              49
Severance payable                                                                     613             823
Deferred compensation to officers                                                       -           1,117
Deferred income taxes                                                               1,421             390

Commitments and contingencies


Stockholders' equity:
   Preferred stock, $.001 par value:
     Authorized shares - 5,000
     Issued and outstanding shares - none                                               -               -
   Common stock, $.001 par value:
     Authorized shares - 50,000
     Issued and outstanding shares - 17,689 in 1998 and 16,945 in 1997                 18              17
   Additional paid-in capital                                                      38,419          36,040
   Deferred compensation                                                             (980)           (907)
   Accumulated other comprehensive income                                             236             146
   Retained earnings (deficit)                                                     (2,918)          6,541
                                                                               --------------------------
Total stockholders' equity                                                         34,775          41,837
                                                                               --------------------------
                                                                                 $ 54,517        $ 54,105
                                                                               --------------------------
                                                                               --------------------------

SEE ACCOMPANYING NOTES.

                           DAOU Systems, Inc.
                  Consolidated Statements of Operations
                (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                              YEARS ENDED DECEMBER 31,
                                                                        1998             1997            1996
                                                                  ---------------------------------------------
Revenues                                                           $ 104,784        $  68,656       $  50,327
Cost of revenues                                                      78,021           45,154          33,110
                                                                  ---------------------------------------------
Gross profit                                                          26,763           23,502          17,217

Operating expenses:
   Sales and marketing                                                12,203            7,780           4,166
   General and administrative                                         18,456           12,425           9,945
   Merger and related expenses                                         2,825              718               -
                                                                  ---------------------------------------------
                                                                      33,484           20,923          14,111
                                                                  ---------------------------------------------

Income (loss) from operations                                         (6,721)           2,579           3,106
Interest income, net                                                     163              873             369
                                                                  ---------------------------------------------

Income (loss) before income taxes                                     (6,558)           3,452           3,475
Provision (benefit) for income taxes                                    (802)             947             149
                                                                  ---------------------------------------------

Net income (loss)                                                  $  (5,756)       $   2,505       $   3,326
                                                                  ---------------------------------------------
                                                                  ---------------------------------------------
Net income (loss) per common share:
   Basic                                                           $   (0.33)       $    0.15       $    0.26
                                                                  ---------------------------------------------
                                                                  ---------------------------------------------
   Diluted                                                         $   (0.33)       $    0.15       $    0.23
                                                                  ---------------------------------------------
                                                                  ---------------------------------------------

Shares used in computing net income (loss) per common share:
   Basic                                                              17,657           16,231          12,580
                                                                  ---------------------------------------------
                                                                  ---------------------------------------------
   Diluted                                                            17,657           17,246          14,385
                                                                  ---------------------------------------------
                                                                  ---------------------------------------------

SEE ACCOMPANYING NOTES.

                                               DAOU SYSTEMS, INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (IN THOUSANDS)

                                                                                                ACCUMULATED   ACCRETION OF
                                                    COMMON STOCK     ADDITIONAL                   OTHER        REDEEMABLE
                                                  -----------------   PAID-IN      DEFERRED    COMPREHENSIVE   PREFERRED
                                                   SHARES   AMOUNT    CAPITAL    COMPENSATION     INCOME         STOCK
                                                  ------------------------------------------------------------------------
Balance at December 31, 1995                       12,321    $12      $   192      $     -         $ 95          $ (87)
   Deferred compensation                                -      -        1,243       (1,243)           -              -
   Amortization of deferred compensation                -      -            -           77            -              -
   Issuance of common stock in exchange for
     services                                          35      -           30            -            -              -
   Shares issued in connection with formation of
     S corporation                                    225      -           25            -            -              -
   Issuance of common stock for cash                  252      1          100            -            -              -
   Repurchase and retirement of stock                 (37)     -           (6)           -            -              -
   Accretion of redeemable preferred stock              -      -            -            -            -           (485)
   Distribution to Sentient stockholders (NOTE 2)       -      -            -            -            -              -
   Adjustment for change in Sentient Systems,
     Inc.'s year end                                    -      -            -            -           (7)             -
   Comprehensive Income:
      Unrealized gain on short-term investments         -      -            -            -           13              -
      Net income                                        -      -            -            -            -              -
   Comprehensive income
                                                   -----------------------------------------------------------------------
Balance at December 31, 1996                       12,796     13        1,584       (1,166)         101           (572)
   Issuance of common stock upon initial public
     offering, net                                  2,000      2       15,782            -            -              -
   Conversion of redeemable preferred stock upon
     initial public offering                        1,603      2        7,616            -            -            572
   Issuance of common stock upon secondary public
     offering, net                                    500      -        9,320            -            -              -
   Issuance of common stock upon exercise of
     stock options                                    142      -          639            -            -              -
   Tax benefit from exercise of noncompensatory
     stock options                                      -      -        1,103            -            -              -
   Amortization of deferred compensation                -      -            -          259            -              -
   Shares issued in connection with formation of
     S corporation                                    584      1           (1)           -            -              -
   Repurchase of founders stock                      (680)    (1)          (3)           -            -              -
   Distribution to Integrex stockholders (NOTE 2)       -      -            -            -            -              -
   Distribution to On-Line stockholders (NOTE 2)        -      -            -            -            -              -
   Distribution to Sentient stockholders (NOTE 2)       -      -            -            -            -              -
   Distribution to TMI stockholders (NOTE 2)            -      -            -            -            -              -
   Comprehensive Income:
      Unrealized gain on short-term investments         -      -            -            -           45              -
      Net income                                        -      -            -            -            -              -
   Comprehensive income
                                                   -----------------------------------------------------------------------
Balance at December 31, 1997                       16,945    $17      $36,040      $  (907)        $146          $   -

                                                   RETAINED
                                                   EARNINGS  TOTAL STOCKHOLDERS'
                                                   (DEFICIT)        EQUITY
                                                 -------------------------------
Balance at December 31, 1995                       $ 3,287        $ 3,499
   Deferred compensation                                 -              -
   Amortization of deferred compensation                 -             77
   Issuance of common stock in exchange for
     services                                            -             30
   Shares issued in connection with formation of
     S corporation                                       -             25
   Issuance of common stock for cash                     -            101
   Repurchase and retirement of stock                  (34)           (40)
   Accretion of redeemable preferred stock               -           (485)
   Distribution to Sentient stockholders (NOTE 2)     (146)          (146)
   Adjustment for change in Sentient Systems,
     Inc.'s year end                                   (89)           (96)
   Comprehensive Income:
      Unrealized gain on short-term investments          -             13
      Net income                                     3,326          3,326
                                                                  -------
   Comprehensive income                                             3,339
                                                                  -------
                                                 -------------------------
Balance at December 31, 1996                         6,344          6,304
   Issuance of common stock upon initial public
     offering, net                                       -         15,784
   Conversion of redeemable preferred stock upon
     initial public offering                             -          8,190
   Issuance of common stock upon secondary public
     offering, net                                       -          9,320
   Issuance of common stock upon exercise of
     stock options                                       -            639
   Tax benefit from exercise of noncompensatory
     stock options                                       -          1,103
   Amortization of deferred compensation                 -            259
   Shares issued in connection with formation of
     S corporation                                       -              -
   Repurchase of founders stock                     (1,116)        (1,120)
   Distribution to Integrex stockholders (NOTE 2)      (94)           (94)
   Distribution to On-Line stockholders (NOTE 2)       (63)           (63)
   Distribution to Sentient stockholders (NOTE 2)     (391)          (391)
   Distribution to TMI stockholders (NOTE 2)          (644)          (644)
   Comprehensive Income:
      Unrealized gain on short-term investments          -             45
      Net income                                     2,505          2,505
                                                                  -------
   Comprehensive income                                             2,550
                                                                  -------
                                                   ----------------------
Balance at December 31, 1997                       $ 6,541        $41,837

                               DAOU SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                                 (IN THOUSANDS)

                                                                                                ACCUMULATED   ACCRETION OF
                                                    COMMON STOCK     ADDITIONAL                   OTHER        REDEEMABLE
                                                  -----------------   PAID-IN      DEFERRED    COMPREHENSIVE   PREFERRED
                                                   SHARES   AMOUNT    CAPITAL    COMPENSATION     INCOME         STOCK
                                                  ------------------------------------------------------------------------
Balance at December 31, 1997                       16,945   $17       $36,040      $ (907)         $146         $   -
   Shares issued in connection with formation of
     S corporations                                   506     1           506           -             -             -
   Deferred compensation                                -     -           385        (385)            -             -
   Tax benefit from exercise of noncompensatory
     stock options                                      -     -           630           -             -             -
   Amortization of deferred compensation                -     -             -         312             -             -
   Distribution to Sentient stockholders (NOTE 2)       -     -             -           -             -             -
   Distribution to TMI stockholders (NOTE 2)            -     -             -           -             -             -
   Distribution to RHI stockholders (NOTE 2)            -     -             -           -             -             -
   Issuance of common stock upon exercise of stock
     options                                          236     -           844           -             -             -
   Issuance of common stock upon exercise of
     warrants                                           2     -            14           -             -             -
   Comprehensive loss:
      Unrealized gain on short-term investments         -     -             -           -            90             -
      Net loss                                          -     -             -           -             -             -
   Comprehensive loss
                                                   ------------------------------------------------------------------------
Balance at December 31, 1998                       17,689   $18       $38,419      $ (980)         $236          $  -
                                                   ------------------------------------------------------------------------
                                                   ------------------------------------------------------------------------
                                                      RETAINED
                                                      EARNINGS  TOTAL STOCKHOLDERS'
                                                      (DEFICIT)        EQUITY
                                                    -------------------------------
Balance at December 31, 1997                         $6,541          $41,837
   Shares issued in connection with formation of
     S corporations                                       -              507
   Deferred compensation                                  -                -
   Tax benefit from exercise of noncompensatory
     stock options                                        -              630
   Amortization of deferred compensation                  -              312
   Distribution to Sentient stockholders (NOTE 2)      (252)            (252)
   Distribution to TMI stockholders (NOTE 2)         (2,945)          (2,945)
   Distribution to RHI stockholders (NOTE 2)           (506)            (506)
   Issuance of common stock upon exercise of stock
     options                                              -              844
   Issuance of common stock upon exercise of
     warrants                                             -               14
   Comprehensive loss:
      Unrealized gain on short-term investments           -               90
      Net loss                                       (5,756)          (5,756)
                                                                     --------------
   Comprehensive loss                                                 (5,666)
                                                                     --------------
                                                    -------------------------------
Balance at December 31, 1998                        $(2,918)         $34,775
                                                    -------------------------------
                                                    -------------------------------

SEE ACCOMPANYING NOTES.

                               DAOU Systems, Inc.
                      Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)

                                                                      YEARS ENDED DECEMBER 31,
                                                                1998             1997            1996
                                                            -------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                             $(5,756)          $2,505           $3,326
Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
   Depreciation and amortization                                1,715            1,324              613
   Provision for uncollectible accounts                           644               70              108
   Common stock issued in exchange for services                     -                -               30
   Deferred income taxes                                       (1,378)             266               20
   Changes in operating assets and liabilities:
     Accounts receivable                                       (9,482)          (5,370)            (949)
     Contract work in progress                                  1,019           (9,169)          (3,263)
     Other current assets                                         458           (1,087)            (520)
     Accounts payable and accrued liabilities                   2,773            2,358           (1,963)
     Accrued salaries and benefits                              1,232              419             (195)
     Deferred revenue                                              (8)            (741)             574
     Severance payable                                           (210)           1,033                -
     Deferred rent                                                (10)             (37)              66
                                                            -------------------------------------------
Net cash used in operating activities                          (9,003)          (8,429)          (2,153)

INVESTING ACTIVITIES
Purchase of equipment, furniture and fixtures                  (2,279)          (3,163)          (1,247)
Decrease (increase) in other assets                               156             (186)             (96)
Purchases of short-term investments                                (8)          (9,462)            (130)
Maturities of short-term investments                            9,381               39            3,879
Payments from (advances to) officers/stockholders                 200             (143)             (17)
                                                            -------------------------------------------
Net cash provided by (used in) investing activities             7,450          (12,915)           2,389

FINANCING ACTIVITIES
Proceeds from long-term debt, line of credit and
   deferred compensation to officers                            5,795            1,246              116
Repayments of long-term debt, line of credit and
   deferred compensation to officers                           (3,129)             (60)             (87)
Distributions to stockholders of acquired companies            (3,703)            (706)            (146)
Proceeds from issuance of common stock and redeemable
   preferred stock                                              1,365           26,842              126
Repurchase of founders stock                                        -           (1,120)             (40)
                                                            -------------------------------------------
Net cash provided by (used in) financing activities               328           26,202              (31)
                                                            -------------------------------------------
Increase (decrease) in cash and cash equivalents               (1,225)           4,858              205
Cash and cash equivalents at beginning of year                  7,981            3,123            2,918
                                                            -------------------------------------------
Cash and cash equivalents at end of year                      $ 6,756         $  7,981         $  3,123
                                                            -------------------------------------------
                                                            -------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Income taxes                                               $   144         $    115         $    982
                                                            -------------------------------------------
                                                            -------------------------------------------
   Interest                                                   $   290         $    113         $     46
                                                            -------------------------------------------
                                                            -------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
   Accrued dividends payable to TMI, Inc. stockholders       $      -         $    487         $      -
                                                            -------------------------------------------
                                                            -------------------------------------------
   Tax benefit from exercise of noncompensatory options      $    630         $      -         $      -
                                                            -------------------------------------------
                                                            -------------------------------------------
   Conversion of redeemable preferred stock and
   accreted dividends to common stock                        $      -         $  7,618         $      -
                                                            -------------------------------------------
                                                            -------------------------------------------

SEE ACCOMPANYING NOTES.

-------------------------------------------------------------------------------
                                      29

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

DAOU Systems, Inc. ("DAOU" or the "Company") provides integrated information technology ("IT") solutions and services to the U.S. healthcare industry. DAOU's capabilities range from up-front strategic consulting to IT system design, implementation and long-term tactical support. DAOU's information technology offerings include Application Implementation, Communications Infrastructure, Management Consulting and Integration Services. The Company's Application Implementations Group supplies staffing resources to hospitals and other healthcare organizations. DAOU's vendor certified consultants are capable of installing nearly 90% of the most common healthcare applications. The Company's Communications Infrastructure group focuses on the information superstructure in healthcare enterprises, including networking, Intranet and Internet, desktop, and voice, video and data solutions. Management Consulting develops business plans and solves problems for healthcare IT managers, installs and integrates applications, engineers, installs and integrates infrastructure, and manages IT systems. DAOU's Integration Services Group analyzes, implements and supports information systems that meet a customer's business objectives and reduce the cost and improve the quality of care.

In March 1998, the Company acquired all of the issued and outstanding shares of Synexus Incorporated ("Synexus") and Sentient Systems, Inc. ("Sentient") through the Company's wholly-owned subsidiaries DAOU-Synexus, Inc. and DAOU-Sentient, Inc. In June 1998, the Company acquired all of the issued and outstanding shares of Technology Management, Inc. and Affiliate and Resources in Healthcare Innovations, Inc. and Affiliates, through the Company's wholly-owned subsidiaries DAOU-TMI, Inc. and DAOU-RHI, Inc. The above acquisitions were accounted for using the pooling-of-interests method of accounting and, accordingly, the consolidated financial statements reflect the combined financial position and operating results for the Company, Synexus, Sentient, Technology Management, Inc. and Affiliate, and Resources in Healthcare Innovations and Affiliates for all periods presented giving retroactive effect to the pooling transactions. All significant intercompany accounts have been eliminated.

REVENUE RECOGNITION

Contract revenue for the development and implementation of network solutions under fixed-fee contracts is recognized using the percentage-of-completion method with progress to completion measured by labor costs incurred to date compared to total estimated labor costs. Provisions for estimated losses on contracts, if any, are made during the period when the loss becomes probable and can be reasonably estimated. Revenues recognized in excess of amounts billed and project costs are classified as contract work in progress. Revenue from technical support and network management services is recognized as the services are performed. Payments received in advance of services performed are recorded as deferred revenue and amortized as the services are performed.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMER

Substantially all of the Company's accounts receivable are from hospitals and other healthcare providers. Generally, the Company obtains a significant deposit from its customers upon signing a contract and collateral is not required. The Company provides for losses from uncollectible accounts and such losses have historically not exceeded management's expectations. No customer accounted for more than 10% of the Company's revenues in any period presented.


CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less when purchased. The Company has established guidelines relative to diversification and maturities that are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company historically has not experienced any material losses on its cash equivalents or short-term investments.

The Company classifies its short-term investments as "Available-for-Sale" and records such assets at the estimated fair value on the balance sheet with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity until realized. The basis for computing realized gains or losses is by specific identification.

-------------------------------------------------------------------------------
                                      30

EQUIPMENT, FURNITURE AND FIXTURES

Equipment, furniture and fixtures are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the remaining lease term.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in the accompanying notes of the financial statements. The actual results could differ from those estimates.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share are computed in accordance with FASB Statement No. 128, EARNINGS PER SHARE. Basic net income (loss) per share are computed using the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants. In 1998, diluted loss per share is unchanged from basic loss per share because the effects of the assumed conversion of stock options and warrants would be anti-dilutive.

The following table sets forth the computation of the shares used in the basic and diluted net income (loss) per share calculation (IN THOUSANDS):

                                                                                  DECEMBER 31,
                                                                   1998               1997            1996
                                                              -----------------------------------------------
Shares used in Basic net income (loss) per share -
  weighted average common shares outstanding                     17,657             16,231          12,580
                                                              -----------------------------------------------
                                                              -----------------------------------------------
Effect of conversion of preferred stock from date
  of issuance                                                         -                189           1,603
Net effect of dilutive common share equivalents
  based on treasury stock method                                      -                826             202
                                                              -----------------------------------------------
Shares used in Diluted net income (loss) per share               17,657             17,246          14,385
                                                              -----------------------------------------------
                                                              -----------------------------------------------

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for its employee and director stock options because the alternative fair value accounting provided for under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSTATION ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee and director stock options. Under SFAS 123, compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. If companies elect to continue using the current implicit value accounting method specified in APB 25 to account for stock-based compensation, they must disclose in the notes to the financial statements the pro forma effect of using the fair value method for its stock-based compensation.

-------------------------------------------------------------------------------
                                      31

NEW ACCOUNTING STANDARDS

Effective January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME and SFAS No. 131, SEGMENT INFORMATION. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, is reported, net of their related tax effect, to arrive at comprehensive income. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment, which is healthcare IT services.

2.   ACQUISITIONS

During June 1998, the Company acquired through its wholly-owned subsidiaries DAOU-TMI, Inc. and DAOU-RHI, Inc. (i) Technology Management, Inc. ("TMI"), a privately-held company that provides information technology consulting services primarily to the healthcare industry, (ii) International Health Care Systems, Inc. ("IHCS"), a privately-held company with a common shareholder with TMI that provides information technology consulting services primarily to the healthcare industry on behalf of TMI, (iii) Resources in Healthcare Innovations, Inc. ("RHI"), a privately-held information technology services firm that provides contract management services for healthcare information systems to hospitals and managed care organizations, and (iv) Healthcare Transition Resources, Inc. ("HTR"), (v) Ultitech Resources Group, Inc. ("URG"), (vi) Innovative Systems Solutions, Inc. ("ISS") and (viii) Grand Isle Consulting, Inc. ("GIC"), each a privately held company with common shareholders of RHI that implements software applications from third parties and provides support services to healthcare enterprises. Shareholders of TMI, IHCS, RHI, HTR, URG, ISS and GIC received 1,078,963, 224,668, 1,839,381, 275,662, 282,551, 308,583 and 223,645 shares, respectively, of the Company's common stock in exchange for all of the outstanding stock of each of these companies. The above acquisitions have been accounted for using the pooling-of-interests method of accounting, and accordingly, the historical financial statements of periods prior to the consummation of the combinations have been restated as though the companies had been combined for all periods presented.

During March 1998, the Company acquired through its wholly-owned subsidiaries DAOU-Synexus, Inc. and DAOU- Sentient, Inc.; Synexus Incorporated ("Synexus"), a privately-held company specializing in the planning, design and implementation of enterprise networks in healthcare environments; and Sentient Systems, Inc. ("Sentient"), a privately-held company which provides integration and support services primarily to healthcare organizations. Shareholders of Synexus and Sentient received 161,235 and 1,397,550 shares, respectively, of the Company's common stock in exchange for all of the outstanding stock of each of these companies. The acquisitions have been accounted for using the pooling-of-interests method of accounting, and accordingly, the historical financial statements of periods prior to the consummation of the combinations have been restated as though the companies had been combined for all periods presented.

On September 25, 1997, the Company acquired through its wholly-owned subsidiary DAOU On-Line, Inc. all of the issued and outstanding shares of On-Line Networking, Inc. ("On-Line") in exchange for 150,000 shares of the Company's common stock. On-Line is a provider of communication infrastructure services primarily within the healthcare information technology market.

On July 9, 1997, the Company acquired through its wholly-owned subsidiary DAOU-Integrex, Inc. all of the issued and outstanding shares of Integrex Systems Corporation ("Integrex") in exchange for 700,000 shares of the Company's common stock. Integrex provides advanced network design, integration and consulting support services primarily to healthcare organizations and also to educational and governmental institutions, all of which are primarily located in the state of Virginia. Integrex specializes in voice and video networks and also designs integrated cable plants capable of supporting voice, video and high-speed data transmission.

-------------------------------------------------------------------------------
                                      32

Both the Integrex and On-Line acquisitions were accounted for using the pooling-of-interests method of accounting and, accordingly, the historical financial statements for all periods prior to the consummation of the combinations have been restated as though the companies had been combined for all periods presented.

Total revenues and net income (loss) of DAOU (includes DAOU-Integrex and DAOU-On-Line), Synexus, Sentient, TMI (including IHCS) and RHI (including HTR, URG, ISS and GIC) for the three years ended December 31, 1998 were (IN THOUSANDS):

                                         DAOU        SYNEXUS        SENTIENT           TMI             RHI          COMBINED
                                  ---------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
Total revenues                     $  57,676        $   2,438       $  12,897       $  11,161       $  20,612       $ 104,784
Net income (loss)                  $ (11,394)       $     502       $     409       $   2,383       $   2,344       $  (5,756)

YEAR ENDED DECEMBER 31, 1997
Total revenues                     $  41,700        $   1,578       $   9,462       $   6,371       $   9,545       $  68,656
Net income                         $      87        $     121       $     694       $   1,576       $      27       $   2,505

YEAR ENDED DECEMBER 31, 1996
Total revenues                     $  28,383        $   1,680       $   9,112       $   5,374       $   5,778       $  50,327
Net income                         $     922        $      97       $     730       $   1,061       $     516       $   3,326

3.   SHORT-TERM INVESTMENTS, AVAILABLE-FOR-SALE

Short-term investments, available-for-sale, consist of the following (IN THOUSANDS):

                                                   GROSS             GROSS
                                  AMORTIZED      UNREALIZED        UNREALIZED        ESTIMATED FAIR
                                    COST           GAINS             LOSSES               VALUE
                               ---------------------------------------------------------------------
DECEMBER 31, 1998
Mutual Funds                     $    788         $    286         $    (50)            $  1,024
                               ---------------------------------------------------------------------
                               ---------------------------------------------------------------------

                                                   GROSS             GROSS
                                  AMORTIZED      UNREALIZED        UNREALIZED        ESTIMATED FAIR
                                    COST           GAINS             LOSSES               VALUE
                               ---------------------------------------------------------------------
DECEMBER 31, 1997
Equity securities                $    707         $    154         $     (2)            $    859
Government and corporate
debt securities                     9,454                -               (6)               9,448
                               ---------------------------------------------------------------------
                                 $ 10,161         $    154         $     (8)            $ 10,307
                               ---------------------------------------------------------------------
                               ---------------------------------------------------------------------

-------------------------------------------------------------------------------
                                      33

4.   SELECTED BALANCE SHEET DETAILS

Contract work in progress consist of the following (IN THOUSANDS):

                                                     DECEMBER 31,
                                                  1998          1997
                                                ---------------------
Unbilled accounts receivable                     $10,296       $11,713
Other                                              1,976         1,578
                                                 ---------------------
                                                 $12,272       $13,291
                                                 ---------------------
                                                 ---------------------

Equipment, furniture and fixtures consist of the following (IN THOUSANDS):

                                                     DECEMBER 31,
                                                  1998          1997
                                                ---------------------
Equipment and furniture                          $ 8,836       $ 6,630
Leasehold improvements                               244           171
                                                 ---------------------
                                                   9,080         6,801
Less accumulated depreciation and amortization    (4,345)       (2,942)
                                                 ---------------------
                                                 $ 4,735       $ 3,859
                                                 ---------------------
                                                 ---------------------

Other accrued liabilities consist of the following (IN THOUSANDS):

                                                     DECEMBER 31,
                                                  1998          1997
                                                ---------------------
Accrued contract costs                           $ 2,936       $ 2,390
Other accrued liabilities                          1,466         1,092
                                                 ---------------------
                                                 $ 4,402       $ 3,482
                                                 ---------------------
                                                 ---------------------

5.   LINES OF CREDIT

The Company has a line of credit for $700,000, which expires on May 1, 1999. Under the terms of the agreement, advances bear interest at the bank's prime rate plus 0.25% (8.00% at December 31, 1998) per annum. There are no compensating balance requirements and borrowings under the line of credit are limited to 65% of qualifying receivables. At December 31, 1998, $670,000 was outstanding under the line of credit.

During June 1998, the Company secured two borrowing facilities, a $2.0 million revolving line of credit, under which none is available for future borrowings at December 31, 1998, and an additional $8,000,000 line of credit, under which $6.0 million is available for future borrowings at December 31, 1998. Advances under both lines bear interest at the bank's prime rate plus 0.25% (8.0% at December 31, 1998) per annum. These lines of credit expire July 31, 1999, are secured by substantially all of the assets of the Company and contain customary covenants and restrictions. As of December 31, 1998, the Company was not in compliance with one of the covenants and has been informed by the bank that the Company cannot avail itself to the unused lines of credit. Management is actively negotiating for a replacement line of credit, believes that a replacement line will be obtained before expiration of the existing line of credit and that the Company has sufficient liquidity to fund operations until this new line is in place.

Interest expense for the above lines of credit for years ended December 31, 1998, 1997 and 1996 was approximately $216,000, $43,000 and $16,000, respectively.

-------------------------------------------------------------------------------
                                      34

6.   COMMITMENTS

LEASE COMMITMENTS

The Company leases its facilities and certain equipment under operating lease agreements. The facility leases provide for abatement of rent during certain periods and escalating rent payments during the lease term. Rent expense for 1998, 1997 and 1996 totaled approximately $1,665,000, $1,187,000 and $1,122,000, respectively.

Annual future minimum lease payments under noncancellable operating leases with initial terms of one year or more at December 31, 1998, consist of the following (IN THOUSANDS):

              1999                               $ 1,910
              2000                                 1,815
              2001                                 1,323
              2002                                 1,222
              2003                                 1,256
              Thereafter                           1,666
                                                 -------
                                                 $ 9,192
                                                 -------
                                                 -------

SEVERANCE PAYABLE

In connection with the retirement of one of the RHI original founders, RHI entered into a severance agreement whereby RHI will repay the retiring founder a total of $1,050,000 in severance payments, payable in sixty consecutive monthly installments of $17,500 beginning on December 20, 1997. At December 31, 1998, the Company had an outstanding payable of $822,500. The aggregate minimum future payments under the severance agreements as of December 31, 1998 are $210,000, $210,000, $210,000 and $192,500 for the years ending December 31, 1999, 2000,
2001 and 2002, respectively.

RELATED PARTY TRANSACTIONS

In June 1997, TMI entered into an agreement to pay interest on the deferred compensation to certain stockholders of TMI. The interest rate is based upon the 30 year Treasury Bond rate plus 1%, adjusted annually. At December 31, 1998, the Company had an outstanding payable of $558,500, which is repayable on or before June 16, 1999. Interest expense was approximately $76,000, $44,000 and zero for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company also has an agreement with an officer that guarantees a cash bonus (approximately $550,000 at December 31, 1998) in the amount of any difference between (i) the net value at November 11, 1999 of the options granted to the officer during 1996 and (ii) $1,550,000.

7.   REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

STOCK OFFERINGS

In February 1997, the Company completed an initial public offering of its common stock. The offering raised net proceeds to the Company of approximately $15.8 million. In August 1997, the Company completed a secondary offering of common stock in which the Company raised net proceeds of approximately $9.3 million.

REDEEMABLE PREFERRED STOCK

During 1995, 1,603,430 shares of redeemable preferred stock were issued at $4.99 per share for proceeds of $7,618,000, net of issuance costs. Holders of the redeemable preferred stock were entitled to receive cumulative dividends at the rate of $0.03 per share per annum, when and if declared by the Board of Directors and prior to any dividends on the common stock. The redeemable preferred stock had a liquidation preference of $4.99 per share plus any declared but unpaid dividends and was convertible at the option of the holder into one share of common stock, subject to certain antidilution adjustments. The shares of preferred stock were automatically converted into shares of common stock in connection with the initial public offering of the Company's common stock, which closed in February 1997. The increase in the redemption value of the redeemable preferred stock was $87,000 in 1995 and $485,000 in 1996.

-------------------------------------------------------------------------------
                                      35

STOCK OPTION PLANS

During 1996, the Company adopted the 1996 Stock Option Plan (the "Plan"), under which 947,025 shares of the Company's common stock were initially reserved for issuance upon exercise of options granted by the Company. During November 1996, the Board of Directors adopted and the shareholders approved an amendment to the Plan, which increased the number of shares reserved for issuance under the plan to 1,367,925. In May 1998, the Board of Directors adopted and the shareholders approved an amendment to the Plan, which increased the number of shares reserved for issuance under the Plan to 4,000,000 shares. The Plan provides for the grant of both incentive and nonstatutory stock options to officers, directors, employees and consultants of the Company. Options granted by the Company generally vest over a three to five-year period and are exercisable for a period of ten years from the date of the grant.

The Company recorded $1,243,000 of deferred compensation for options granted during the year ended December 31, 1996, representing the difference between the option exercise price and the deemed fair value for financial statement presentation purposes. From January through May 1998, the Company recorded $385,000 of deferred compensation related to options granted with exercise prices below the fair market value on the date of the increase in the number of shares reserved for issuance under the Plan was approved by the shareholders. The Company is amortizing the deferred compensation ratably over the vesting period of the options.

A summary of the Company's stock option activity and related information, which includes 140,300 non-qualified stock options at an exercise price of $4.28 in November 1996 that were granted outside of the Plan, for the years ended December 31 follows:

                                         1998                            1997                           1996
                              ------------------------------------------------------------------------------------------
                                                WEIGHTED-                        WEIGHTED-                     WEIGHTED-
                                                 AVERAGE                          AVERAGE                       AVERAGE
                                                EXERCISE                         EXERCISE                      EXERCISE
                                 OPTIONS          PRICE         OPTIONS           PRICE       OPTIONS            PRICE
                              ------------------------------------------------------------------------------------------
Outstanding - beginning of
year                            1,540,399          $ 7.49        941,413            $5.05           -           $   -
   Granted                      2,699,045           13.22        971,943             9.61     962,458            5.03
   Exercised                     (235,637)           6.16       (144,487)            4.44           -               -
   Forfeited                     (777,013)          16.29       (228,470)            5.86     (21,045)           4.28
                              ------------------------------------------------------------------------------------------
Outstanding - end of year       3,226,794          $10.44      1,540,399            $7.49     941,413           $5.05
                              ------------------------------------------------------------------------------------------
                              ------------------------------------------------------------------------------------------

Exercisable at end of year        266,526          $13.35        230,705            $6.57           -           $   -
                              ------------------------------------------------------------------------------------------
                              ------------------------------------------------------------------------------------------

Weighted-average fair value
of options granted during
the year                                           $ 6.79                           $4.30                       $2.81
                                                  -------                          ------                      ------
                                                  -------                          ------                      ------

-------------------------------------------------------------------------------
                                      36

The following table summarizes information about stock options outstanding at December 31, 1998:

                                                OUTSTANDING                                     EXERCISABLE
                            ----------------------------------------------------------------------------------------
                                                 WEIGHTED-                                                WEIGHTED-
                                                  AVERAGE           WEIGHTED-                              AVERAGE
      RANGE OF EXERCISE            NUMBER        REMAINING           AVERAGE                  NUMBER      EXERCISE
          PRICES                OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE            EXERCISABLE    PRICE
--------------------------------------------------------------------------------------------------------------------
       $ 2.75 - $5.50            1,614,055          9.1               $ 4.87                   81,516      $ 4.87
       $ 5.50 - $8.25              277,803          8.1               $ 6.01                   35,593      $ 6.01
       $ 8.25 - $11.00             123,436          8.1               $10.28                   32,916      $10.28
       $11.00 - $13.75             384,000          9.4               $13.62                      600      $12.75
       $13.75 - $16.50             154,000          9.2               $16.11                      600      $15.25
       $16.50 - $19.25             145,500          8.5               $16.87                   28,300      $16.82
       $19.25 - $22.00             123,000          9.1               $21.75                        -      $    -
       $22.00 - $24.75              72,000          9.0               $24.25                   14,400      $24.25
       $24.75 - $27.50             333,000          8.8               $25.00                   72,601      $25.00
                            ----------------------------------------------------------------------------------------
                                 3,226,794          9.0               $10.44                  266,526      $13.35
                            ----------------------------------------------------------------------------------------
                            ----------------------------------------------------------------------------------------

At December 31, 1998, options for 633,694 common shares were available for future grant.

Adjusted pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rate of 5.06%, 6% and 6%, respectively; dividend yield of 0% for all years; volatility factors of the expected market price of the Company's common stock of 75%, 75% and 0%, respectively; and a weighted-average expected life of the options of five, seven and seven years, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do no necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's adjusted pro forma information is as follows (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION):

                                                          YEARS ENDED DECEMBER 31,
                                                         1998        1997      1996
                                                    ----------------------------------
Adjusted pro forma net income (loss)                  $(16,380)    $(1,129)    $1,985
                                                    ----------------------------------
                                                    ----------------------------------
Adjusted pro forma net income (loss) per share:
   Basic                                              $  (0.93)    $ (0.07)    $ 0.16
                                                    ----------------------------------
                                                    ----------------------------------
   Diluted                                            $  (0.93)    $ (0.07)    $ 0.14
                                                    ----------------------------------
                                                    ----------------------------------

WARRANTS

In connection with the issuance of the redeemable preferred stock, the Company issued two warrants to purchase an aggregate of 133,285 shares of common stock at an exercise price of $4.99 per share. The warrants are exercisable immediately and expire on October 26, 2000. As of December 31, 1998, warrants to purchase an aggregate of 130,393 shares of common stock remain outstanding.

-------------------------------------------------------------------------------

COMMON STOCK RESERVED

Shares reserved for future issuance:

Stock options                                            3,860,488
Warrants                                                   130,393
                                                         ---------
   Total                                                 3,990,881
                                                         ---------
                                                         ---------

Of the shares available for future issuance under the Plan, 3,226,794 are outstanding grants and 633,694 remain available for future grant.

8.   INCOME TAXES

The provision for income taxes consists of the following (IN THOUSANDS):


                         YEARS ENDED DECEMBER 31,
-----------------------------------------------------
                    1998           1997          1996
-----------------------------------------------------
Current:
   Federal       $     -        $   581       $    66
   State             576             97            62
                 ------------------------------------
                     576            678           128
Deferred:
   Federal        (1,205)           238            33
   State            (173)            31           (12)
                 ------------------------------------
                  (1,378)           269            21
                 ------------------------------------
                 $  (802)       $   947       $   149
                 ------------------------------------
                 ------------------------------------

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes.

Significant components of the Company's deferred tax assets and liabilities consist of the following (IN THOUSANDS):

                                                           1998            1997
-------------------------------------------------------------------------------
Deferred tax liabilities:
Accounting method change for tax purposes                $2,005            $423
Depreciation and amortization                               126             120
                                               --------------------------------
                                                          2,131             543
Deferred tax assets:
Reserves and allowances                                   1,792             423
Net operating losses                                      2,280              50
Other                                                         -               3
                                               --------------------------------
                                                          4,072             476
                                               --------------------------------
Net deferred tax (asset) liability                     $(1,941)            $ 67
                                               --------------------------------
                                               --------------------------------

Approximately $630,000 of the net operating losses included in the above deferred assets relates to tax benefits of stock option deductions, which have been allocated directly to additional paid-in capital.

At December 31, 1998, the Company has federal and state net operating loss carryforwards of approximately $5,455,000 and $6,499,000, respectively. The federal and state loss carryforwards will begin to expire in 2013 and 2003, respectively, unless previously utilized.

Under sections 382 and 383 of the Internal Revenue Code, the annual use of the Company's net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more that 50%. However, the Company does not believe such a limitation will have a material impact on the ultimate utilization of these carryforwards.


-------------------------------------------------------------------------------
                                      38

The reconciliation of income tax computed at the federal statutory rate to the total provision for income taxes is as follows:

                                                                             YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                       1998           1997           1996
-----------------------------------------------------------------------------------------------------------
Tax at federal statutory rate                                        (35.0)%          35.0%           35.0%
S corporation income not subject to corporate income taxes           (18.1)          (33.7)          (32.8)
Nondeductible expenses                                                10.6             9.4             1.0
Adjustment on conversion of S corporation to C corporation            27.6            15.4               -
State taxes, net of federal benefit                                    1.9             2.1             1.1
Other                                                                  1.0             (.8)              -
                                                                    ---------------------------------------
                                                                     (12.0)%          27.4%            4.3%
                                                                    ---------------------------------------
                                                                    ---------------------------------------

9.   BENEFIT PLANS

The Company sponsors the DAOU Systems, Inc. 401(k) Salary Savings Plan which covers employees who meet certain age and service requirements. Employees may contribute a portion of their earnings each plan year subject to certain Internal Revenue Service limitations. The Company made elective contributions to the Plan of $98,000, $13,000 and $16,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

In October 1994, Integrex adopted a retirement benefit plan effective January 1, 1995. The plan is intended to qualify under Internal Revenue Code Section 401(a) and provides for employee salary deferrals under Internal Revenue Code
Section 401(k), company matching payments, and company profit sharing payments. Integrex made profit sharing payments of $44,572 and $97,605 for the years ended December 31, 1997 and 1996, respectively. Effective January 1, 1998, Integrex employees became eligible to participate in the Company's 401(k) plan, and the existing profit sharing plan of Integrex was terminated.

In December 1995, On-Line adopted a defined contribution profit sharing plan covering substantially all employees who have completed one year of service and are twenty-one years of age and older. Profit sharing contributions are made at the discretion of On-Line's management. Contributions vest 20% after two years and an additional 20% for each year thereafter. Profit sharing expense was $67,500 and $77,124 for the years ended December 31, 1997 and 1996, respectively. Effective January 1, 1998, On-Line's employees became eligible to participate in the Company's 401(k) plan, and the existing profit sharing plan of On-Line was terminated.

Sentient formerly had an employee stock purchase plan available to certain employees of Sentient. During 1994, the Board of Directors discontinued issuance of new shares under the plan. During 1996, Sentient purchased and retired all 36,329 shares held by employees at approximately $1.09 per share. Concurrently with the repurchase of the shares, each employee holding stock was issued an equivalent number of nontransferable "share units". These share units entitle the holder, upon termination of employment or other liquidating event, to a payment equal to the increase in the book value per share of Sentient between the most recent audited financial statements at the liquidating event date and the most recent audited financial statements prior to the issuance of the share units, multiplied by the number of share units held. As of December 31, 1997 and 1996, 30,445 and 35,991 share units, respectively, were outstanding. In the event of an initial public offering of its common stock or a change in control, the holders are entitled to receive the difference between the fair market value of the share units based on the consideration involved and the book value per share per the most recent audited financial statements. As a result of the acquisition, the share units were retired and a cash payment was made to the holders of the share units based upon the stock appreciation as valued at the time of acquisition. The Company recorded $7,139 and $13,642 of expense associated with these share units in 1997 and 1996, respectively.

Sentient has a 401(k) savings plan available to employees who have completed at least 1,000 hours of service. Matching contributions to the plan are at the Company's discretion. The Company made matching contributions to the plan for 1998, 1997 and 1996 of approximately $114,000, $84,000 and $62,000, respectively.

TMI maintains a defined contribution profit sharing plan for all eligible employees. Contributions are discretionary and are made solely by the Company. Actual contributions are based on a formula applied to each participant's annual compensation. Contribution expense for the plan was approximately $112,000, $89,000 and $74,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


-------------------------------------------------------------------------------
                                      39

RHI has a 401(k) savings plan available to employees who have completed 6 months of eligible service and are 21 years of age or older. Employees can voluntarily contribute up to 10% of their gross salaries, subject to IRS limitations. Matching contributions to the plan are at the Company's discretion. The Company made matching contributions to the plan of $147,000, $100,000 and $50,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

10.  CONTINGENCIES

         On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs and they filed an amended consolidated complaint on February 24, 1999. The new complaint realleges the same theory of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. These complaints were brought on behalf of a purported class of investors in the Company's Common Stock and do not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss that will be filed on April 22, 1999 in the federal litigation. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.









-------------------------------------------------------------------------------
                                      40

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is included under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is included under the caption entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following are filed as part of this Report.

         (1) CURRENT REPORTS ON FORM 8-K. The Registrant filed the following Current Reports on Form 8-K with the Commission during the fourth quarter of the year ended December 31, 1998:

         (2) Current Report on Form 8-K, filed on November 24, 1998, which included audited supplemental consolidated financial statements, selected supplemental consolidated financial data and Management's Discussion and


-------------------------------------------------------------------------------

Analysis of Financial Condition and Results of Operations (supplemental) which reflects the Company's acquisitions of Technology Management, Inc., Resources in Healthcare Innovations, Inc., Sentient Systems, Inc., and Synexus Incorporated on June 16, 1998, June 26, 1998, March 30, 1998 and March 27, 1998, respectively. Each of the acquisitions was accounted for as pooling-of-interests.

         (3) Financial Statement Schedule: Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1998.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

------------------------------------------------------------------------------------------------------------
        COL. A                         COL. B               COL. C             COL. D           COL. E
------------------------------------------------------------------------------------------------------------
                                                        Additions
                                                  ----------------------------------------------------------
                                                                  Charged to
                                      Balance at    Charged to      Other
     Description                      Beginning       Costs        Accounts--                Balance at
                                      of Period    and Expenses    Describe    Write-offs   End of Period
------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998:
 Allowance for doubtful accounts          $312          $644          $ -          $ -          $956

Year Ended December 31, 1997:
 Allowance for doubtful accounts          $310          $ 70          $ -          $ 68         $312

Year Ended December 31, 1996:
 Allowance for doubtful accounts          $202          $108          $ -          $ -          $310

 (b)  EXHIBITS.


  EXHIBIT
  NUMBER         EXHIBIT
 --------        -------
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

  2.4+(5) -- Agreement and Plan of Merger, dated as of March 27, 1998, by and among the Registrant, DAOU Synexus, Synexus and the stockholders of Synexus.

  2.5+(5) -- Agreement and Plan of Merger, dated as of March 30, 1998, by and among the Registrant, DAOU Sentient, Sentient and the stockholders of Sentient.

  2.6+(6) -- Agreement and Plan of Merger, dated as of June 16, 1998, by and among the Registrant, DAOU TMI, TMI and the stockholders of TMI.

  2.6+(6) -- Agreement and Plan of Merger, dated as of June 16, 1998, by and among the Registrant, DAOU TMI, IHCS and the stockholders of IHCS.

  2.7+(7) -- Agreement and Plan of Merger, dated as of June 26, 1998, by and among the Registrant, DAOU RHI, RHI, HTR, URG, ISS, and
              GIC and the shareholders of RHI, HTR, URG, ISS and GIC.

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

  4.5(1)      -- Series A Preferred Stock Purchase Warrant No. 2, dated
              October 26, 1995, between the Registrant and Needham Capital
              S.B.I.C., L.P.

  10.1(1)     -- Form of Indemnification Agreement.

  10.2(1)(4)  -- DAOU Systems, Inc. 1996 Stock Option Plan, as amended.

  10.3(1)(4)  -- Form of Incentive Stock Option Agreement under the 1996
              Stock Option Plan.


-------------------------------------------------------------------------------
                                      42


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

  10.8+(1)    -- Principle Agreement, dated June 18, 1996, between the
              Registrant and Catholic Medical Center of Brooklyn & Queens,
              Inc.

  10.9+(1)    -- Principal Agreement, dated June 29, 1995, between the
              Registrant and Mercy Health Services.

  10.10+(1)   -- Master Agreement, dated June 4, 1996, between the
              Registrant and Atlantic Health System.

  10.11(1)    -- Form of Master Services Agreement.

  10.12*(8)   -- Information Management Agreement, dated as of January 1, 1999, between Saint Mary's Health Network and the Registrant

  21          -- Subsidiaries of the Registrant.

  23.1        -- Consent of Ernst & Young LLP, independent auditors.

  23.2        -- Consent of Deloitte & Touche LLP, independent auditors.

  24 -- Power of Attorney (included on the signature page to this Report).

  27          -- Financial Data Schedule.

+ Confidential treatment has been granted with respect to certain portions of this exhibit.
* Confidential treatment has been requested with respect to certain portions of this exhibit.
(1) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Registration Statement on Form SB-2, File No. 333-18155, declared effective by the Commission on February 12, 1997.
(2) Incorporated by reference to the exhibit filed in connection with the Registrant's Current Report on Form 8-K filed with the Commission on July 18, 1997.
(3) Incorporated by reference to the exhibit filed in connection with the Registrant's Current Report on Form 8-K with the Commission filed on October 29, 1997.
(4) Identifies a management contract or compensatory plan or arrangement of the Registrant.
(5) Incorporated by reference to the exhibit filed in connection with the Registrant's Current Report on Form 8-K with the Commission filed on April 14, 1998.
(6) Incorporated by reference to the exhibit filed in connection with the Registrant's Current Report on Form 8-K with the Commission filed on July 10, 1998.
(7) Incorporated by reference to the exhibit filed in connection with the Registrant's Current Report on Form 8-K with the Commission filed on August 7, 1998.
(8) Incorporated by reference to the exhibit filed in connection with the Registrant's Current Report on Form 8-K with the Commission filed on January 15, 1999.




-------------------------------------------------------------------------------
                                      43

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1999

DAOU SYSTEMS, INC.


By: /s/ Georges J. Daou        Georges J. Daou       Chief Executive Officer and
                                                       Chairman of the Board


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


SIGNATURE                           TITLE                                                          DATE
--------------------------------------------------------------------------------------------------------------
/s/ Georges J. Daou                 Chief Executive Officer and Chairman of the Board              March 31,
------------------------------      (Principal Executive Officer)                                  1999
Georges J. Daou

/s/ Larry Grandia                   President and Director                                          March 31,
------------------------------                                                                      1999
Larry Grandia

/s/ Daniel J. Daou                  Vice-Chairman of the Board                                      March 31,
------------------------------                                                                      1999
Daniel J. Daou

/s/ Fred C. McGee                   Executive Vice President, Chief Financial Officer and           March 31,
------------------------------      Secretary (Principal Financial and Accounting Officer)          1999
Fred C. McGee

/s/ Richard B. Jaffe                Director                                                        March 31,
------------------------------                                                                      1999
Richard B. Jaffe

/s/ David W. Jahns                  Director                                                        March 31,
------------------------------                                                                      1999
David W. Jahns

/s/ Kevin M. Fickenscher, M.D.      Director                                                        March 31,
------------------------------                                                                      1999
Kevin M. Fickenscher, M.D.

/s/ John H. Moragne                 Director                                                        March 31,
------------------------------                                                                      1999
John H. Moragne




-------------------------------------------------------------------------------
                                      44