Form 10-K/A
period 1998-12-31
DAOU SYSTEMS INC
filed 1999-04-30
CIK 1003989

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-K/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934 For the fiscal year ended December 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from ________ to ________

                             -----------------------

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

                             -----------------------

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

  Securities registered pursuant to Section 12(g) of the Exchange Act: Common
                        Stock, $0.001 par value per share

                             -----------------------

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

       DAOU Systems, Inc. ("DAOU" or the "Company") hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the SEC on March 31, 1999, as set forth in the pages attached hereto:

1.     Item 10 (Directors and Executive Officers of the Registrant)--pages 2-5.

2.     Item 11 (Executive Compensation)--pages 6-12.

3. Item 12 (Security Ownership of Certain Beneficial Owners and Management)--pages 12-14.

4.     Item 13 (Certain Relationships and Related Transactions)--page 14.

                                    PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information concerning the Company's current executive officers and directors is set forth below.


NAME                                           AGE   POSITION
----                                           ---   --------
Georges J. Daou (1)........................    38    Chairman of the Board and Chief Executive Officer
Larry D. Grandia...........................    52    President and Director
Robert J. McNeill..........................    60    Executive Vice President and Chief Operating Officer
Fred C. McGee..............................    52    Executive Vice President, Chief Financial Officer and
                                                     Secretary

Darryl Bollinger...........................    47    Senior Vice President of Application Implementation
                                                     Services
Stephen M. Casey...........................    39    Senior Vice President of Integration Services
D. Parker Hinshaw..........................    49    Senior Vice President of Sales
Vincent K. Roach...........................    54    Senior Vice President of Consulting Services
Mark Zielazinski...........................    41    Senior Vice President of Infrastructure Services
Joel Zettl.................................    44    Senior Vice President of Finance
Daniel J. Daou (1).........................    33    Vice Chairman of the Board
Richard B. Jaffe (2), (3)..................    45    Director
David W. Jahns (2).........................    33    Director
John H. Moragne (3) .......................    41    Director
Kevin M. Fickenscher (2), (3)..............    48    Director


-----------------------

(1)    Georges J. Daou and Daniel J. Daou are brothers.
(2)    Member of the Audit Committee.
(3)    Member of the Compensation Committee.

       MR. GEORGES DAOU, a founder of the Company, has served as Chairman of the Board and Chief Executive Officer since the Company's inception in 1987. Mr. Daou sits on the boards of various healthcare and community organizations, including the College of Healthcare Management Executives and the Healthcare Information Managers Association. He holds a B.S. in Electrical Engineering and an M.S. in Information and Communication Theory from the University of California, San Diego.

       MR. GRANDIA has served as a director of the Company since June 1998 and as its President since March 1999. From 1971 to March 1999, he served in various information systems and administrative positions with Intermountain Health Care, an integrated delivery network based in Salt Lake City, Utah. While employed with Intermountain Health Care, Mr. Grandia led its information systems operations from 1976 to March 1999, and served as its Corporate Vice President and Chief Information Officer from November 1995 to March 1999. He served as a member of the DAOU CIO Advisory Board from 1995 (and as its Co-Chair from 1996) until late 1998. Mr. Grandia holds a B.S. in General Engineering/Industrial Management from the University of Wyoming and a Masters of Engineering Administration from the University of Utah.

       MR. MCNEILL joined the Company as Executive Vice President and Chief Operating Officer in November 1996. From September 1981 to November 1996, he served in various executive capacities with Shared Medical Systems Corporation ("SMS"), a healthcare information services company. In his last position with SMS as Senior Vice President of Marketing, Mr. McNeill was responsible for marketing and professional services and managed several business units, including networking and imaging systems integration. He holds a B.S. in Accounting from St. Joseph's University.

       MR. MCGEE joined the Company as Senior Vice President and Chief Financial Officer in August 1996, and currently serves as its Executive Vice President, Chief Financial Officer and Secretary. From October 1988 to July 1996, Mr. McGee was Vice President of Finance and Chief Financial Officer of Infrasonics, Inc., a publicly-traded manufacturer of medical devices used in respiratory care. Prior thereto, Mr. McGee held various financial and management positions with Sears Roebuck & Co. and other retail, wholesale and manufacturing companies. He holds a B.S. in Finance from San Diego State University.

       MR. BOLLINGER has served as Senior Vice President of Application Implementation Services since January 1999, and as President of DAOU-RHI, Inc., a subsidiary of the Company, since December 1998. From July 1998 to December 1998, Mr. Bollinger was Vice President of DAOU-RHI, Inc., and from November 1997 to May 1998, Mr. Bollinger was President of Healthcare Transition Resources, Inc., a healthcare information technology staffing company that the Company acquired in July 1998. Prior thereto, Mr. Bollinger was Vice-President of Operations at Management Prescriptions, Inc., a healthcare quality management firm, from June 1995 to October 1997, and Vice-President of HSS, Inc., a healthcare consulting firm, from March 1993 to May 1995. Mr. Bollinger holds a Master of Science in Health Care Administration from Trinity University and a B.S. in Accounting from Georgia Southwestern College.

       MR. CASEY has served as Senior Vice President of Integration Services of the Company since January 1999, and as President, Chief Executive Officer and a Director of DAOU-Sentient,

Inc., a subsidiary of the Company, since April 1998. Prior thereto, from August 1993 to March 1998, Mr. Casey was President of Sentient Systems, Inc., a technical services firm for the healthcare industry that the Company acquired in March 1998. Mr. Casey holds a B.S. in Business Administration from the University of Maryland University College, and is currently enrolled in the M.B.A. program at the Wharton School of Business at the University of Pennsylvania.

       MR. HINSHAW has served as Senior Vice President of Sales of the Company since January 1999, and as Vice-President of DAOU-RHI, Inc., a subsidiary of the Company, since June 1998. From January 1993 to July 1998, Mr. Hinshaw was Chairman of the Board of Directors of Resources In Healthcare Innovations, Inc., an information technology staffing firm that the Company acquired in July 1998. Mr. Hinshaw holds a B.S. in Business Administration from Indiana University.

       MR. ROACH has served as Senior Vice President of Consulting Services since January 1999, and as President of DAOU-TMI, Inc., a subsidiary of the Company, since June 1998. From December 1983 to June 1998, Mr. Roach was President of Technology Management, Inc., a management consulting firm that the Company acquired in June 1998. Mr. Roach holds a B.A. from Wabash College.

       MR. ZIELAZINSKI joined the Company in February 1996 as Midwest Regional Vice President, and has served as Senior Vice President of Infrastructure Services since January 1999. From July 1995 to February 1996, Mr. Zielazinski was Vice President and Chief Information Officer of Columbus Cabrini Health System, a multi-hospital group based in Chicago, Illinois. Prior thereto, from May 1993 to July 1995, Mr. Zielazinski served as Chief Information Officer of Holmes Regional Medical Center, a Florida-based multi-hospital corporation. Mr. Zielazinski holds a B.S. in Political Science from Illinois State University.

       MR. ZETTL joined the Company as Vice-President of Finance in September 1997, and has served as Senior Vice President of Finance since January 1999. Prior thereto, Mr. Zettl was Controller of Nellcor Puritan Bennett, Inc., a medical supplies and equipment manufacturing firm, from April 1996 to September 1997, and Controller of Infrasonics, Inc., a publicly-traded manufacturer of medical devices used in respiratory care, from July 1994 to April 1996. Mr. Zettl holds a B.A. in Accounting from the University of Wisconsin-Milwaukee and an M.B.A. from the University of Wisconsin-Madison and is a Certified Management Accountant as governed by the Institute of Management Accounting.

       MR. DANIEL DAOU, a founder of the Company, has served as a director since the Company's inception in 1987 and as President from December 1994 to March 1999. Mr. Daou currently serves as the Vice Chairman of the Board of Directors and a consultant to the Company. From November 1992 to December 1994, he was the President of Complex Network Solutions, Inc., an engineering services company. From July 1987 to November 1992, Mr. Daou served as Vice President of the Company. He holds a B.S. in Computer Engineering from the University of California, San Diego.

       MR. JAFFE has been a director of the Company since December 1997. Mr. Jaffe has served as the Chairman, President and Chief Executive Officer for Safeskin Corporation

("Safeskin") since May 1996, and has served as a director of Safeskin since April 1988. Between March 1993 and May 1996, he was the Vice Chairman of the Board of Directors and Co-Chief Executive Officer of Safeskin. Mr. Jaffe served as the President of Safeskin Corporation (Malaysia) Sdn. Bhd. and Chief Operating Officer of Safeskin between April 1988 and March 1993. From 1985 to 1987, he served on the executive operating committee of the Coca-Cola Foods Division. Mr. Jaffe holds a B.S. in Industrial and Labor Relations from Cornell University.

       MR. JAHNS has been a director of the Company since October 1995. Mr. Jahns joined Galen Associates, a venture capital investment firm, in January 1993, and has served as Vice President since January 1994. He also serves as General Partner of Galen Partners III, L.P. and Galen Partners International III, L.P. Prior to his service with Galen Associates, he earned an M.B.A. from the J.L. Kellogg Graduate School of Business. Mr. Jahns currently serves on the board of directors of various private healthcare services and technology companies. He holds a B.A. in Political Science and Economics from Colgate University.

       MR. MORAGNE has been a director of the Company since October 1995. Mr. Moragne has been a managing director of Trident Capital, Inc., a private investment firm, since May 1993 and a member of Trident Capital Management, LLC, an affiliated entity, since October 1995. From August 1989 to May 1993, Mr. Moragne was a principal of Bain Capital, a private investment firm, as well as a principal of Information Partners, a private equity firm associated with Dun & Bradstreet Enterprises and Bain Capital. He currently serves on the board of directors of various private information technology companies. Mr. Moragne holds a B.A. from Dartmouth College, an M.S. from the Stanford Graduate School of Applied Engineering and an M.B.A. from the Stanford Graduate School of Business.

       DR. FICKENSCHER has been a director of the Company since March 1998. Dr. Fickenscher is Senior Vice President and Chief Medical Officer at Catholic Healthcare West, a regional, integrated healthcare system, since April 1997. From April 1994 to April 1997, he was Senior Vice President and Chief Medical Officer at Aurora Health Care, a regional, vertically integrated healthcare system. Dr. Fickenscher holds a B.A. in Psychology at the University of North Dakota, and an M.D. from the University of North Dakota School of Medicine.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

       Section 16(a) under the Securities Exchange Act of 1934, requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by regulations of the SEC to furnish the Company with copies of all Section 16(a) forms that they file.

       To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, the Company's officers, directors and greater than ten percent (10%) stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

       Directors of the Company have not historically and do not currently receive cash for services that they provide as directors or as committee members. As consideration for joining the Board, the Company granted to each of the following outside directors (at the time of grant) options to purchase shares of Common Stock, in each case exercisable at the date of issuance and vesting over three years from the date of issuance: Mr. Jaffe (35,000 options); Mr. Grandia (35,000 options); Dr. Fickenscher (10,000 options); Mr. Moragne (21,045 options); and Mr. Jahns (21,045 options). The Company may elect to pay cash compensation or grant additional options to directors in the future.

EXECUTIVE OFFICER COMPENSATION

       The following table shows for the three (3) years ended December 31, 1998 the cash and other compensation awarded to, earned by or paid to each of the Chief Executive Officer and four most highly compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers at the end of Fiscal 1998 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                    ANNUAL COMPENSATION
                                                                ---------------------------         ALL OTHER
NAME AND PRINCIPAL POSITION                                       SALARY           BONUS           COMPENSATION
-----------------------------------------------------          ------------     ------------     ----------------
Georges J. Daou                                         1998     $200,000         $200,000             $10,701(1)
   Chairman of the Board and                            1997      200,000               --               4,908(2)
   Chief Executive Officer........................      1996      201,923           35,409               4,774(3)

Daniel J. Daou(4)                                       1998      200,000          200,000               6,260(5)
   Vice Chairman of the Board.....................      1997      200,000               --               5,994(6)
                                                        1996      201,923           41,129               8,244(7)

Robert J. McNeill                                       1998      175,020           80,000               2,150(8)
   Executive Vice President and                         1997      175,000          120,000               8,975(9)
   Chief Operating Officer........................      1996       16,827(10)           --            105,000(11)

Fred C. McGee                                           1998      144,251           65,000                     --
   Executive Vice President,                            1997      109,038           61,500              2,375(12)
   Chief Financial Officer and Secretary..........      1996       44,269(13)           --                     --

Daniel L. Porter(14)                                    1998      127,664           40,936                     --
   Executive Vice President, Human Resources......      1997      125,000           10,000                     --
                                                        1996      105,000            8,000                     --

------------------------------------

(1) Includes $8,061 of automobile expenses and $2,640 of health insurance benefits.

(2) Includes $4,310 of automobile expenses and $598 of health insurance benefits.

(3) Includes $3,056 of automobile expenses and $1,718 of health insurance benefits.

(4) Mr. Daou's service as President of the Company ended on March 15, 1999. He currently serves as Vice Chairman of the Board and a consultant to the Company.

(5) Includes $5,180 of automobile expenses and $1,080 of health insurance benefits.

(6) Includes $1,782 of automobile expenses, $1,898 of health insurance benefits and $2,314 of contributions made by the Company under its 401(k) plan.

(7) Includes $2,480 of automobile expenses, $3,536 of health insurance benefits and $2,228 of contributions made by the Company under its 401(k) plan.

(8)    Consists of $2,150 in health insurance benefits.

(9) Includes $6,600 of automobile expenses and $2,375 of contributions made by the Company under its 401(k) plan.

(10) The Company hired Mr. McNeill in November 1996 at an annual salary of $175,000.

(11)   Reflects a one-time signing bonus. See "--Compensatory
       Arrangements--Robert J. McNeill."

(12) Consists of $2,375 in contributions made by the Company under its 401(k) plan.

(13) The Company hired Mr. McGee in August 1996 at an annual salary of $130,000.

(14) Mr. Porter's service as the Company's Executive Vice President, Human Resources ended on January 1, 1999.

1996 STOCK OPTION PLAN

       The 1996 Stock Option Plan (the "1996 Option Plan") provides for the grant of ISOs to employees and nonstatutory stock options to employees, directors and consultants. A total of 4,000,000 shares of Common Stock have been reserved for issuance under the 1996 Option Plan, under which options to purchase 3,226,794 shares of Common Stock were outstanding as of December 31, 1998. The number of shares of Common Stock underlying options issued under the 1996 Option Plan cannot exceed twenty-five percent (25%) of the number of the Company's outstanding shares of Common Stock at the end of the immediately preceding fiscal quarter. Options granted under the 1996 Option Plan typically vest over five years. A committee (the "Option Committee") consisting solely of outside directors within the meaning of Section 162(m) of the Internal Revenue Code is currently responsible for administering the 1996 Option Plan and determining the exercise price of options granted thereunder to executive officers of the Company. The Option Committee has delegated to Daniel J. Daou, the Company's Vice Chairman of the Board, the administration of the 1996 Option Plan with respect to employees (except for executive officers) and consultants (except for directors). The exercise price of ISOs must be at least equal to the fair market value of the Common Stock on the date of grant. In addition, the exercise price of any stock option granted to an optionee who owns stock representing more than 10% of the voting power of all classes of stock of the Company must equal at least 110% of the fair market value of the Common Stock on the date of grant. The exercise price may be paid in such consideration as determined by the Board. No individual may receive options to purchase more than a total of 150,000 shares of Common Stock under the 1996 Option Plan. With respect to any participant who owns stock representing more than 10% of the voting power of all classes of stock of the Company, the term of the option is limited to five years or less. The term for all other options may not exceed ten years.

       The Board may amend or modify the 1996 Option Plan at any time without the consent of the optionees, so long as such action does not adversely affect their outstanding options. The 1996 Option Plan will terminate in 2006, unless terminated earlier by the Board. Each outstanding option provides that, in the event of a "change in control," including the dissolution or liquidation of the Company or a merger of the Company with or into another corporation, each optionee will be entitled to exercise up to 70% of the shares of Common Stock underlying his unvested options immediately prior to the consummation of such "change in control" event.

OPTION GRANTS IN LAST FISCAL YEAR

       The following table sets forth information concerning stock options awarded to each of the Named Executive Officers during Fiscal 1998. All such options were awarded under the 1996 Option Plan.

                                                 INDIVIDUAL GRANTS
                           ---------------------------------------------------------------
                                         PERCENT OF                                             POTENTIAL REALIZABLE VALUE AT
                           NUMBER OF       TOTAL                     FAIR                    ASSUMED ANNUAL RATES OF STOCK PRICE
                           SECURITIES     OPTIONS                   MARKET                     APPRECIATION FOR OPTION TERM(3)
                           UNDERLYING    GRANTED TO                VALUE ON                 -------------------------------------
                            OPTIONS     EMPLOYEES IN   EXERCISE     DATE OF
                            GRANTED        FISCAL        PRICE       GRANT     EXPIRATION
NAME                          (#)          1998(1)     ($/SH)(2)    ($/SH)        DATE         0%($)        5%($)        10%($)
-------------------------  ----------  --------------  ---------  ----------  ------------  -----------  -----------  -----------
Georges J. Daou                --             --          --          --          --            --           --           --
Daniel J. Daou(4)              --             --          --          --          --            --           --           --
Robert J. McNeill              --             --          --          --          --            --           --           --
Fred C. McGee                  --             --          --          --          --            --           --           --
Daniel L. Porter(5)          5,600             *        21.75        21.75        2008           0          76,599      194,118


-----------------------

*      Less than one percent.

(1)    Percentages include options to purchase 2,609,045 shares of Common Stock.

(2) The exercise price is to be paid in cash, by surrendering shares of Common Stock held by optionee for more than 12 months, or in any combination of such consideration or such other consideration and method of payment permitted under applicable law.

(3) The 0%, 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance that the actual stock price appreciation over the ten-year option term will be at the assumed 0%, 5% or 10% levels or at any other defined level.

(4) Mr. Daou's service as President of the Company ended on March 15, 1999. He currently serves as Vice Chairman of the Board and a consultant to the Company.

(5) Mr. Porter's service as the Company's Executive Vice President, Human Resources ended on January 1, 1999.

       The following table sets forth certain information regarding options to purchase shares of Common Stock held as of December 31, 1998 by each of the Named Executive Officers.

               AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1998 AND
                        FISCAL YEAR-END OPTION/SAR VALUES

                                                                                   VALUE OF UNEXERCISED
                                                NUMBER OF SECURITIES                   IN-THE-MONEY
                                         UNDERLYING UNEXERCISED OPTIONS AT              OPTIONS AT
                                                 DECEMBER 31, 1998                 DECEMBER 31, 1998(1)
NAME                                        (EXERCISABLE/UNEXERCISABLE)         (EXERCISABLE/UNEXERCISABLE)
-------------------------------------  -------------------------------------  -------------------------------
Georges J. Daou ....................                  -- / --                             -- / --
Daniel J. Daou(2) ..................                  -- / --                             -- / --
Robert J. McNeill (3)...............              40,060 / 172,240                   $52,641 / $157,922
Fred C. McGee ......................              14,654 / 100,535                    $5,603 / $73,561
Daniel L. Porter(4) ................              19,178 / 87,251                    $19,515 / $64,509


-----------------------

(1) Calculated by determining the difference between the closing bid price of the Common Stock underlying the option as quoted on the Nasdaq National Market System on December 31, 1998 ($6.1560) and the exercise price of the option.

(2) Mr. Daou's service as President of the Company ended on March 15, 1999. He currently serves as Vice Chairman of the Board and a consultant to the Company.

(3) The Company has agreed to pay to Mr. McNeill a cash bonus in the amount of the difference, if any, between (i) the net value of the options at the end of the third anniversary of their date of issuance and (ii) $1,550,000. See "--Compensatory Arrangements--Robert J. McNeill."

(4) Mr. Porter's service as Executive Vice President, Human Resources ended on January 1, 1999.

COMPENSATORY ARRANGEMENTS

       Robert J. McNeill. Effective November 11, 1996, the Company entered into an employment agreement with Robert J. McNeill, the Company's Executive Vice President and Chief Operating Officer. The agreement provides for: (i) a base salary of $175,000 per year; (ii) a one-time signing bonus not to exceed $105,000;

(iii) up to $120,000 in annual bonus compensation, subject to achievement by the Company of specified performance goals; and (iv) a grant of non-qualified stock options to purchase 140,300 shares of Common Stock at an exercise price of $4.28 per share. With respect to the option grant, the Company has agreed to pay to Mr. McNeill a cash bonus in the amount of the difference, if any, between (i) the net value of the options at the end of the third anniversary of their date of issuance and (ii) $1,550,000. The agreement also contains provisions designed to ensure that the after-tax effect of the options issued to Mr. McNeill will be equivalent to the result that would pertain had such options been issued as incentive stock options ("ISOs") rather than non-qualified stock options. To accomplish this, the agreement provides that
(i) the Company will loan to Mr. McNeill on an interest-free basis an amount of money equal to the tax liability that he incurs upon exercise of the options in excess of the amount that would have been incurred had the options been originally issued as ISOs, and (ii) this loan will become due and payable at the earlier of (a) the time of sale or disposition of the shares subject to the options, (b) the termination date of Mr. McNeill's employment with the Company or (c) January 17, 2002. The loan amount subject to repayment will be reduced by the amount, if any, by which the cumulative tax liability upon exercise of the options and upon disposition of the underlying shares by Mr. McNeill exceeds the tax that would have been incurred had the options originally been issued as ISOs. In the event that Mr. McNeill is terminated without cause, he will be entitled to severance payments in an aggregate amount not to exceed 18 months of compensation.

       Larry D. Grandia. Effective March 15, 1999, the Company entered into a consulting agreement with Larry D. Grandia for service as the Company's President. Under the agreement, Mr. Grandia will receive monthly payments of $30,000 for a term of one year. Mr. Grandia also will receive an aggregate cash payment of $1,500,000 if a "change in control" of the Company occurs during the term of the agreement. Furthermore, during the term of the consulting agreement, Mr. Grandia may elect, under certain circumstances, to enter into an employment agreement with the Company, which agreement would provide to Mr. Grandia, among other things: (i) an annual base salary of $230,000; (ii) a one-time signing bonus of $50,000; (iii) up to $150,000 in annual bonus compensation; (iv) a grant of options to purchase 400,000 shares of Common Stock at an exercise price equal to the fair market value per share on the date of grant; provided that, if a "change in control" of the Company occurs, then, in most cases, 70% of the unvested stock options would vest immediately; (v) a $200,000 loan to Mr. Grandia that would be forgiven depending on the timing of a "change in control;"

(vi) payment to Mr. Grandia of $1,500,000 if the Company either terminates Mr. Grandia without "cause" or does not offer an employment agreement acceptable to Mr. Grandia on or before August 15, 2001; (vii) payment of a merger and acquisition success fee ranging from $500,000 to $750,000 depending on the timing of the merger if he assists in negotiations related to a "change in control" of the Company; and (viii) if an acquiring party in a "change in control" transaction does not offer a position acceptable to Mr. Grandia, then the acquiring party must pay to Mr. Grandia an amount equal to one and one-half times the aggregate of his annual base salary and his performance bonus compensation.

       DANIEL J. DAOU. In April, 1999, the Company entered into a consulting agreement and a separation and release agreement with Daniel J. Daou, the Company's Vice Chairman of the Board and former President, in connection with the termination of his employment as the Company's President. Under the consulting agreement, Mr. Daou will provide consulting services to the Company during the six-month period commencing on April 15, 1999 for a monthly consulting fee of $16,666.50. The separation and release agreement provides for, among other things, a severance payment of $300,000 payable in 18 equal monthly installments beginning on November 15, 1999. These payments will be delayed indefinitely, however, if, for the immediately previous financial quarter, the Company's financial statements do not reflect (1) net income of at least $500,000 and (2) "liquid assets" of $10,000,000. For purposes of this determination, "liquid assets" mean (i) cash and cash equivalents, plus (ii) sort term investments, minus (iii) outstanding balances under lines of credit and current portions of long-term debt. The agreement also restricts Mr. Daou from engaging in any activities competitive to the Company during the severance period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth certain information regarding beneficial ownership of the Common Stock as of April 9, 1999 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director and director nominee of the Company, (iii) each of the Named Executive Officers set forth below in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investing power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable community property laws, and their address is 5120 Shoreham Place, San Diego, California 92122.

                                                                                    SHARES BENEFICIALLY OWNED(1)
                                                                                  ---------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                                                  NUMBER           PERCENT
--------------------------------------------------------------------------------  ---------------   ---------------
Wellington Management Company, LLP (2)........................................          1,699,700       9.6%

Georges J. Daou (3)...........................................................          1,212,367        6.9
     Chairman of the Board and Chief Executive Officer
Daniel J. Daou (4)............................................................          1,157,692        6.5
     Vice Chairman of the Board
D. Parker Hinshaw.............................................................          1,103,032        6.2
        Senior Vice President of Sales
Eileen M. Weldon..............................................................            885,519        5.0
Robert J. McNeill.............................................................             40,060         *
     Executive Vice President and Chief Operating Officer


                                                                                    SHARES BENEFICIALLY OWNED(1)
                                                                                  ---------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                                                  NUMBER           PERCENT
--------------------------------------------------------------------------------  ---------------   ---------------
Larry D. Grandia..............................................................             33,011         *
         President and Director
Fred C. McGee (5).............................................................             32,112         *
     Executive Vice President, Chief Financial Officer and Secretary
Richard B. Jaffe (6)..........................................................             21,667         *
     Director
David W. Jahns (7)............................................................             21,632         *
     Director
John H. Moragne (8)...........................................................             21,569         *
     Director
Kevin M. Fickenscher..........................................................                 --         *
     Director
All directors and executive officers as a group
     (15 persons) (9).........................................................          4,505,040       25.5


*      Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants exercisable within 60 days of April 9, 1999 are deemed outstanding for computing the percentage of the person or entity holding such options but are not deemed outstanding for computing the percentage of any other person.

(2) Data based on information contained in a Schedule 13G/A filed with the SEC on February 8, 1999 on behalf of Wellington Management Company LLP ("WMC"). The address of WMC is 75 State Street, Boston, Massachusetts 02109. WMC may be deemed to beneficially own 1,699,700 shares of Common Stock. WMC neither has sole voting power nor sole dispositive power over these shares of Common Stock.

(3) These shares are owned by the Georges J. Daou Trust dated May 2, 1996, of which George J. Daou is trustee.

(4) These shares are owned by the Daniel and Robin Daou Family Trust dated May 29, 1996, of which Daniel J. Daou and Robin Lyn Daou are trustees. Mr. Daou's service as President ended on March 15, 1999. He currently serves as Vice Chairman of the Board and a consultant to the Company.

(5) Includes 31,281 shares issuable under stock options exercisable within 60 days of April 9, 1999.

(6) These shares are owned by the Jaffe Family Trust, dated October 4, 1990, of which Richard B. Jaffe and Ann L. Jaffe are trustees. Includes 11,667 shares issuable under stock options exercisable within 60 days of April 9, 1999.

(7) Includes 21,045 shares issuable under stock options exercisable within 60 days of April 9, 1999 . Does not include 107,864 shares held by Galen Partners II, L.P., 41,270 shares held by Galen Partners International II, L.P. and 648 shares held by Galen Employee Fund, L.P. Mr. Jahns disclaims beneficial ownership of the shares held by these entities, except to the extent of his ability to vote such shares and his interest in the shares of Common Stock held by Galen Employee Fund, L.P. arising from his interest in such entity.

(8) Includes 21,045 shares issuable under stock options exercisable within 60 days of April 9, 1999.

(9) Includes 236,612 shares issuable under stock options held by directors and executive officers exercisable within 60 days of April 9, 1999.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The Company has an employment agreement with Robert J. McNeill, its Executive Vice President and Chief Operating Officer. See "--Compensatory Arrangements--Robert J. McNeill."

       The Company has a consulting agreement with Larry D. Grandia, its President and a director. See "--Compensatory Arrangements--Larry D. Grandia."

       The Company has a separation and release agreement and consulting agreement with Daniel J. Daou, its Vice Chairman of the Board. See "--Compensatory Arrangements--Daniel J. Daou."

       All future transactions, including any loans from the Company to its officers, directors, principal stockholders or affiliates, will be approved by a majority of the Board, including a majority of the disinterested members of the Board or, if required by law, a majority of disinterested stockholders, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 30, 1999
                              By:      /s/ Fred C. McGee
                                   ---------------------------------------------
                                     Fred C. McGee
                                     Executive Vice President, Chief Financial
                                     Officer and Secretary

       In accordance with the Exchange Act, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     * Chief Executive Officer and ------------------------------------------- Chairman of the Board
Georges J. Daou                              (Principal Executive Officer)

                                             President and Director
                     *
-------------------------------------------
Larry D. Grandia

                                             Vice Chairman of the Board
                     *
-------------------------------------------
Daniel J. Daou

    /s/ Fred C. McGee                        Executive Vice President, Chief
-------------------------------------------  Financial Officer and Secretary
Fred C. McGee                                (Principal Financial and Accounting
                                             Officer)

                                             Director
                     *
-------------------------------------------
Richard B. Jaffe

                                             Director
                     *
-------------------------------------------
David W. Jahns

                                             Director
                     *
-------------------------------------------
Kevin M. Fickenscher, M.D.

                                             Director
                     *
-------------------------------------------
John H. Moragne


*  By:           /s/ Fred C. McGee
        -----------------------------------
          Fred C. McGee, Attorney-in-Fact