Form 10-Q
period 1999-03-31
DAOU SYSTEMS INC
filed 1999-05-17
CIK 1003989

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                    Yes X No

The number of shares of Registrant's Common Stock outstanding as of April 14, 1999:

                                   17,689,728

                               DAOU SYSTEMS, INC.



                               Index to Form 10-Q



PART I.    FINANCIAL INFORMATION


Item 1.    Condensed Consolidated Financial Statements                      Page
           Condensed Consolidated Balance Sheets at March 31, 1999
             (unaudited) and December 31, 1998                                 3

           Condensed Consolidated Statements of Operations (unaudited)
             for the Three Months Ended March 31, 1999 and 1998                4

           Condensed Consolidated Statements of Cash Flows (unaudited)
             for the Three Months Ended March 31, 1999 and 1998                5

           Notes to Condensed Consolidated Financial Statements              6-7

Item 2.    Management's Discussion and Analysis of  Financial Condition
             and Results of Operations                                      8-13

PART II.   OTHER INFORMATION                                                  14

Item 1.    Legal Proceedings                                                  14

Item 6.    Exhibits and Reports on Form 8-K                                   14

           SIGNATURES                                                         15

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

                               DAOU Systems, Inc.
                      Condensed Consolidated Balance Sheets
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                                 MARCH 31,       DECEMBER 31,
                                                                                   1999              1998
                                                                                (UNAUDITED)
                                                                                  -------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $  4,617         $  6,756
   Short-term investments, available-for-sale                                        1,113            1,024
   Accounts receivable, net of allowance for doubtful accounts of
     $1,054 and $956 at March 31, 1999 and December 31, 1998,
     respectively                                                                   25,098           24,582
   Contract work in progress                                                         8,059           12,272
   Deferred income taxes                                                             4,520            3,362
   Other current assets                                                              1,476            1,306
                                                                                  -------------------------
Total current assets                                                                44,883           49,302

Equipment, furniture and fixtures, net                                               4,696            4,735
Other assets                                                                           410              480
                                                                                  -------------------------
                                                                                  $ 49,989         $ 54,517
                                                                                  -------------------------
                                                                                  -------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable and other accrued liabilities                           $  6,336         $  8,277
   Accrued salaries and benefits                                                     4,092            3,907
   Current portion of long-term liabilities and lines of credit                      4,158            5,453
                                                                                  -------------------------
Total current liabilities                                                           14,586           17,637

Long-term liabilities                                                                  702              684
Deferred income taxes                                                                1,421            1,421

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value:
     Authorized shares - 5,000
     Issued and outstanding shares - none                                             --               --
   Common stock, $.001 par value:
     Authorized shares - 50,000
     Issued and outstanding shares - 17,689 at March 31, 1999 and at
     December 31, 1998                                                                  18               18
   Additional paid-in capital                                                       38,419           38,419
   Deferred compensation                                                              (898)            (980)
   Accumulated other comprehensive income                                              327              236
   Retained deficit                                                                 (4,586)          (2,918)
                                                                                  -------------------------
Total stockholders' equity                                                          33,280           34,775
                                                                                  -------------------------
                                                                                  $ 49,989         $ 54,517
                                                                                  -------------------------
                                                                                  -------------------------

SEE ACCOMPANYING NOTES

                               DAOU Systems, Inc.
                 Condensed Consolidated Statements of Operations
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                      1999            1998
                                                                    --------         -------
Revenues                                                            $ 27,323         $23,985
Cost of revenues                                                      21,820          14,488
                                                                    --------         -------
Gross profit                                                           5,503           9,497

Operating expenses:
   Sales and marketing                                                 2,905           2,733
   General and administrative                                          5,336           3,128
   Merger and related expenses                                          --             1,796
                                                                    --------         -------
                                                                       8,241           7,657
                                                                    --------         -------

Income (loss) from operations                                         (2,738)          1,840
Interest income (expense), net                                           (86)            142
                                                                    --------         -------

Income (loss) before income taxes                                     (2,824)          1,982
Provision (benefit) for income taxes                                  (1,156)            914
                                                                    --------         -------

Net income (loss)                                                   $ (1,668)        $ 1,068
                                                                    --------         -------
                                                                    --------         -------

Net income (loss) per common share:
   Basic                                                            $  (0.09)        $  0.06
                                                                    --------         -------
                                                                    --------         -------

   Diluted                                                          $  (0.09)        $  0.06
                                                                    --------         -------
                                                                    --------         -------

Shares used in computing net income (loss) per common share:
   Basic                                                              17,689          17,596
                                                                    --------         -------
                                                                    --------         -------

   Diluted                                                            17,689          18,576
                                                                    --------         -------
                                                                    --------         -------


SEE ACCOMPANYING NOTES.

                               DAOU Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED MARCH 31,
                                                                1999             1998
                                                               ------------------------
OPERATING ACTIVITIES

Net income (loss)                                              $(1,668)        $  1,068
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization                                   458              436
Changes in operating assets and liabilities                        658          (10,512)
                                                               ------------------------
Net cash used in operating activities                             (552)          (9,008)


INVESTING ACTIVITIES

Purchases of equipment, furniture and fixtures                    (337)            (947)
(Purchases) maturities of short-term investments                     2            3,161
Changes in other assets                                             70               35
                                                               ------------------------
Net cash (used in) provided by investing activities               (265)           2,249

FINANCING ACTIVITIES

Repayments of long-term liabilities and lines of credit         (1,322)            (278)
Proceeds from issuance of common stock                            --                820
Distributions to stockholders                                     --               (152)
Other                                                             --                 (4)
                                                               ------------------------
Net cash (used in) provided by financing activities             (1,322)             386
                                                               ------------------------
                                                               ------------------------

Decrease in cash and cash equivalents                           (2,139)          (6,373)
Cash and cash equivalents at beginning of period                 6,756            7,981
                                                               ------------------------
Cash and cash equivalents at end of period                     $ 4,617         $  1,608
                                                               ------------------------
                                                               ------------------------


SEE ACCOMPANYING NOTES.

                               DAOU SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements of DAOU Systems, Inc. ("DAOU" or the "Company") at March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position of the Company at March 31, 1999 and the results of operations for the three month periods ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and net income or losses will continue.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financials should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 31, 1999 and in the Company's Annual Report on Form 10-K/A filed with the SEC on April 30, 1999.

2. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in the accompanying notes of the financial statements. The actual results could differ from those estimates.

3. Lines of Credit

During June 1998, the Company secured two borrowing facilities, a $2.0 million revolving line of credit and an $8.0 million line of credit under which no funds are currently available for future borrowings. As of March 31, 1999, the Company was not in compliance with one of the covenants and has been informed by the bank that the Company cannot avail itself to the unused lines of credit. Management is actively negotiating for a replacement line of credit, believes that a replacement line will be obtained before expiration of the existing lines of credit and that the Company has sufficient liquidity to fund operations until this new line is in place.

In addition, the Company has an additional $700,000 line of credit, which expires May 1, 1999. The $700,000 line of credit bears interest at prime plus 0.25% (8.00% at March 31, 1999) per annum. There are no compensating balance requirements and borrowings under the line of credit are limited to 65% of qualifying receivables. At March 31, 1999 no amounts were outstanding under the line of credit.

4. Related Party Transactions

The Company has an agreement with an officer that guarantees a cash bonus (approximately $650,000 at March 31, 1999) in the amount of any difference between (i) the net value at November 11, 1999 of the options granted to the officer during 1996 and (ii) $1,550,000.

5. Net Income (loss) Per Share

The following table details the computation of basic and diluted net income
(loss) per share:

(In thousands, except per share information)
(unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   1999           1998
                                                                ------------------------
Numerator:
   Net income (loss)                                            $ (1,668)        $ 1,068

Denominator:
   Denominator for basic net income (loss) per share -
       weighted average common shares outstanding                 17,689          17,596
   Effect of dilutive securities:

      Warrants                                                      --               106
      Common stock options                                          --               874
                                                                ------------------------
                                                                    --               980
                                                                ------------------------
   Denominator for diluted net income (loss) per share -
        adjusted weighted average common shares
        outstanding and assumed conversion of preferred
        stock                                                     17,689          18,576
                                                                ------------------------
                                                                ------------------------

Basic net income (loss) per share                               $  (0.09)        $  0.06
                                                                ------------------------
                                                                ------------------------

Diluted net income (loss) per share                             $  (0.09)        $  0.06
                                                                ------------------------
                                                                ------------------------


6. Comprehensive Income (loss)

Comprehensive income (loss) for the three months ended March 31, 1999 and 1998 totaled $(1,577,000) and $1,171,000, respectively. The difference from reported net income (loss) arises from the unrealized gains and losses on short-term investments.

7. Income Tax Expense

The effective income tax rate for the three months ended March 31, 1999 and 1998 was (41)% and 46%, respectively. The effective tax rate for the three months ended March 31, 1998 differed from the expected consolidated federal statutory rate of 35% due to the non-deductibility of certain merger and related costs and adjustments made to convert the former S Corporation status of certain acquired businesses to the C Corporation status of the Company.

At March 31, 1999, net deferred tax assets were approximately $3.1 million. Because the Company incurred an operating loss for 1998 and through the first quarter for 1999, management will continue to evaluate the realization of the net deferred tax assets. If realization becomes doubtful a valuation allowance will be provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect" or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and entail various risks and uncertainties as those set forth herein and in the Company's other SEC filings, including those more fully set forth in the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of the Company's Form 10-K for the year ended December 31, 1998 on file with the SEC. These risks and uncertainties could cause the Company's actual results to differ materially from those projected in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any such statements to reflect future events or developments.

Overview

The Company provides integrated information technology solutions and services to the U.S. healthcare industry. DAOU's capabilities range from up-front strategic consulting to information technology ("IT") system design, implementation and long-term tactical support. DAOU's IT offerings include application implementation, communications infrastructure, management consulting and integration services. The Company's application implementation group supplies staffing resources to hospitals and other healthcare organizations. DAOU's vendor certified consultants are capable of installing nearly 90% of the most common healthcare applications. The Company's communications infrastructure group focuses on the information superstructure in healthcare enterprises, including networking, Intranet and Internet, desktop, and voice, video and data solutions. Management consulting develops business plans and solves problems for healthcare IT managers, installs and integrates applications, engineers, installs and integrates infrastructure, and manages IT systems. DAOU's integration services group analyzes, implements and supports information systems that meet a customer's business objectives and reduce the cost and improve the quality of care. The Company's gross margin with respect to implementation services varies significantly depending on the percentage of such services consisting of products (with respect to which the Company obtains a lower margin) versus professional services. Also, the Company often hires employees in anticipation of commencement of a project and if delays in contract signings occur the Company's gross margins could vary due to the associated loss of revenue to cover the fixed labor costs.

Results of Operations

The Company's revenues were $27.3 million and $24.0 million for the three months ended March 31, 1999 and 1998, respectively, representing an increase of 14%. Revenues increased primarily due to the increased number of professional services consulting contracts, which accounted for $3.5 million of the increase, and professional services management contracts, which accounted for $3.4 million of the increase. Growth in these two service areas was offset by a $3.5 million decrease in revenues from implementation and cabling contracts for the three months ended March 31, 1999 as compared to 1998. Services to DAOU's five largest customers accounted for $7.6 million of total revenues in for the three months ended March 31, 1999, representing 28% of total revenues.

Cost of revenues was $21.8 million and $14.5 million for the three months ended March 31, 1999 and 1998, respectively, representing an increase of 51%. Gross margin was 20% and 40% for the three months ended March 31, 1999 and 1998, respectively. This decrease in gross margin during the three months ended March 31, 1999 was primarily due to the following: i) an increase in the product content of the Company's large network implementation contracts, and ii) decreases in networking labor utilization rates due to decreases in network sales within the communications infrastructure group.

Sales and marketing expenses were $2.9 million and $2.7 million for the three months ended March 31, 1999 and 1998, respectively, representing an increase of 6%. This increase was primarily due to an increase in sales personnel and related expenses to support the increased sales volume and activity. Sales and marketing expenses were approximately 11% of total revenues for the three months ended March 31, 1999 and 1998. Although the Company believes that it can achieve a decrease in these expenses as a percentage of revenue, the Company also expects that sales and marketing expenses will continue to increase in absolute dollars to support the anticipated growth in the Company's business.

General and administrative expenses were $5.3 million and $3.1 million for the three months ended March 31, 1999 and 1998, respectively, representing an increase of 71%. The primary factors contributing to this increase were costs associated with additional administrative staffing and other increased infrastructure requirements to support growth and integration of acquired companies, increased legal fees and increased recruiting costs. General and administrative expenses were approximately 20% and 13% of total revenues for the three months ended March 31, 1999 and 1998, respectively. The Company expects that general and administrative expenses will increase in dollar terms to support the anticipated growth in the Company's business and the continued integration of acquired companies.

Other income (expense), net, was $(86,000) and $143,000 for the three months ended March 31, 1999 and 1998, respectively. Other income is primarily interest income on cash and cash equivalents, and short-term investments. Interest expense consists primarily of interest associated with the Company's business lines of credit. The decrease in net other income (expense), net was primarily due to overall lower average cash reserves available for investment during the three months ended March 31, 1999 as compared to 1998.

The effective income tax rate for the three months ended March 31, 1999 and 1998 was (41)% and 46%, respectively. The effective tax rate for the three months ended March 31, 1998 differed from the expected consolidated federal statutory rate of 35% due to the non-deductibility of certain merger and related costs and adjustments made to convert the former S Corporation status of certain acquired businesses to the C Corporation status of the Company. At March 31, 1999, net deferred tax assets were approximately $3.1 million. Because the Company incurred an operating loss for 1998 and through the first quarter for 1999, management will continue to evaluate the realization of the net deferred tax assets. If realization becomes doubtful a valuation allowance will be provided.

Liquidity and Capital Resources

On March 31, 1999, the Company had working capital of $30.3 million, a decrease of $1.4 million from $31.7 million on December 31, 1998. For the three months ended March 31, 1999, cash used in operating activities was $552,000 compared to cash used in operating activities of $9.0 million for the three months ended March 31, 1998. This decrease resulted primarily from a decrease in contract work in progress for the quarter ended March 31, 1999 as compared to 1998.

Net cash used in investing activities was $265,000 in the current period, compared to net cash provided by investing activities of $2.2 million in the comparable prior period. This change was primarily from $3.2 million in 1998 of maturing marketable securities, which were not reinvested.

Net cash used in financing activities was $1.3 million for the three months ended March 31,1999, compared to net cash provided by financing activities of $386,000 in the comparable prior period. This change was primarily the result of repayments of debt and lines of credit of acquired companies of $1.3 million during the three months ended March 31, 1999.

During June 1998, the Company secured two borrowing facilities, a $2.0 million revolving line of credit and an $8.0 million line of credit under which no funds are currently available for future borrowings. As of March 31, 1999, the Company was not in compliance with one of the covenants and has been informed by the bank that the Company cannot avail itself to the unused lines of credit. Management is actively negotiating for a replacement line of credit, believes that a replacement line will be obtained before expiration of the existing lines of credit and that the Company has sufficient liquidity to fund operations until this new line is in place.

Although the Company has an accumulated deficit and has used cash in its operating activities over the past three years, the Company believes that its available funds together with anticipated cash from operating activities will be sufficient to meet its capital requirements for the foreseeable future. The Company may sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities or issuance of equity securities in future acquisitions would result in dilution to the Company's stockholders and the incurrence of additional debt could result in additional interest expense.

Business Risks

In addition to the factors addressed in the preceding sections, certain dynamics of the Company's markets and operations create fluctuations in the Company's quarterly results. Uncertainty and cost containment in healthcare and competitive conditions present various other risks to operating results which are more fully described in the Company's Form 10-K filed with the SEC and other SEC filings.

YEAR 2000

INTRODUCTION

The Company is preparing for the impact of the year 2000 issue on its business and the businesses of its customers and suppliers. The "year 2000 issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominantly from the fact that software programs, computer equipment and embedded technology historically have categorized the "year" in a two-digit format.

The year 2000 issue creates potential risks that relate to, among other things, the Company's:

-  Internally-used information technology ("IT") and non-IT systems;

-  Third-party products and sales, service and maintenance agreements; and

-  Software products of its own design.

STATE OF READINESS

The Company has centralized its focus on the year 2000 issue through a cross-functional project team whose task is to identify, assess, test and remediate, as applicable, the Company's internal use systems, its sales, service and maintenance agreements and the software products of its own design. Although the Company's efforts to address year 2000 issues do not fall precisely into sequential phases, these efforts generally involve an assessment and testing phase, a deployment or remediation phase and a contingency planning phase. The Audit Committee of the Board of Directors is advised periodically on the status of the Company's year 2000 compliance program.

INTERNAL USE SYSTEMS. Year 2000 issues relating to the Company's internally-used IT and non-IT systems, including computer equipment, software and devices with embedded technology (collectively, "Internal Use Systems"), could result in the Company's failure or inability to process transactions, send invoices, conduct communications or engage in similar business activities, any of which could affect materially and adversely the Company's business, results of operations and financial condition.

Based upon its assessment and testing efforts to date, the Company believes that its internal local area network systems are year 2000 compliant, but that certain hardware and software relating to its Internal Use Systems will require replacement or modification through, for example, ROM-BIOS upgrades to certain hardware components and year 2000 compliant software upgrades. In the ordinary course of replacing computer equipment and software, the Company also attempts to obtain replacements that it believes are year 2000 compliant. As of March 31, 1999, the Company has assembled year 2000 compliance statements from approximately 70% of its critical vendors and suppliers. Even where assurances are received from third parties, however, risks remain that the failure of the Company's Internal Use Systems could affect materially and adversely the Company's business, results of operations and financial condition.

The Company estimates that, as of March 31, 1999, it had completed approximately 85% of the initiatives that it believes will be necessary to fully address potential year 2000 issues relating to its Internal Use Systems. The Company currently anticipates that its year 2000 identification, assessment, testing and remediation efforts with respect to its Internal Use Systems will be completed by September 30, 1999. Notwithstanding the above assessment, both IT and non-IT systems may contain embedded technology that could delay the Company's year 2000 identification, assessment, testing and remediation efforts with respect to its Internal Use Systems.

THIRD-PARTY PRODUCTS AND SALES, SERVICE AND MAINTENANCE AGREEMENTS. Third-party products ("Third-Party Products") that are re-sold, installed and/or maintained by the Company in connection with sales, service and maintenance agreements with its customers may fail to operate properly or as expected because of year 2000 issues. These system failures could disrupt customer operations through a temporary inability to, among other things, diagnose and treat patients, operate medical communications systems, access medical information and databases, process transactions, send invoices or engage in similar medical and business activities.

The Company is undertaking the following initiatives with key customers regarding Third-Party Products that it has sold or installed, or currently maintains in accordance with its contractual obligations:

- compilation of vendor, manufacturer and service provider statements and assurance regarding the year 2000 issue;

-  identification of year 2000 issues; and

-  notification and, as appropriate, remediation of year 2000 issues.

If vendors, manufacturers and service providers of Third-Party Products do not remediate successfully Third-Party Products by the year 2000 or adequately indemnify or provide pass-through warranties for products re-sold, installed and maintained by the Company, then the Company may face claims and increased obligations under its sales, service and maintenance agreements that could affect materially and adversely its business, results of operations and financial condition.

The Company currently is assessing its Year 2000 related obligations under its sales, service and maintenance agreements. To date, the Company has identified one major sales, service and maintenance agreement under which it has agreed to repair, modify and replace certain Third-Party Products that are not year 2000 compliant. Accordingly, the Company's year 2000 liability under this agreement depends on the year 2000 compliance of Third-Party Products that are re-sold, installed and/or maintained under the agreement and the Company's ability to seek adequate indemnification and/or warranty coverage from the vendors, manufacturers and service providers of Third-Party Products. The Company has verified that approximately 80% of the Third-Party Products covered by this agreement are year 2000 compliant. The customer has advised the Company that the remaining 20% of these Third-Party Products will be replaced for year 2000 compliance prior to the end of this year. Because this process is still incomplete, the Company presently cannot assure, however, that it will not incur significant expenses under this agreement that could impact materially and adversely the Company's business, results of operations and financial condition.

The Company estimates that, as of March 31, 1999, it had completed approximately 30% of the initiatives that it believes will be necessary to fully address potential year 2000 issues relating to Third-Party Products and its contractual obligations under key sales, service and maintenance agreements. The Company currently anticipates that its year 2000 identification, assessment, testing and remediation efforts with respect to Third-Party Products and key sales, service and maintenance agreements will be completed by September 30, 1999.

COMPANY SOFTWARE PRODUCTS. The Company also distributes certain software products through its subsidiary, DAOU-Sentient, inc. The Company has completed its assessment and testing of these products and believes that they are year 2000 compliant.

COSTS

As of March 31, 1999, the Company had incurred costs of approximately $107,000 related to its year 2000 identification, assessment, testing and remediation, of which $37,000 was incurred for Internal Use Systems and $70,000 was incurred for its assessing liability and status of the year 2000 compliance of Third-Party Products.

The Company currently estimates that the cost of its year 2000 identification, assessment, remediation, and testing efforts will not exceed $200,000, of which the Company expects to incur additional costs of $63,000 for year 2000 issues relating to Internal Use Systems and additional costs of $30,000 for the identification, assessment, and notification to customers of year 2000 issues relating to Third-Party Products that are re-sold, installed or maintained in accordance with the Company's contractual obligations. These expenditures will be funded from operating cash flows. Other non-year 2000 IT efforts have not been materially delayed or impacted by year 2000 initiatives.

The costs of the Company's year 2000 identification, assessment, remediation, and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which are derived using numerous assumptions regarding future events. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause material differences include, among others, increased obligations and liability under the Company's contractual obligations, the availability and cost of personnel trained in year 2000 issues and the ability to identify, assess and remediate Internal Use Systems and Third Party Products as appropriate. In addition, if year 2000 issues cause customers and prospects to defer current projects or prospective purchase decisions, then the Company's financial, business and operational goals may be delayed or may not be realized at all, causing the Company's business, results of operations and financial condition to be affected materially and adversely.

RISKS

If certain Internal Use Systems and Third-Party Products are not year 2000 compliant, then the Company could experience a negative impact on its business, results of operations and financial condition relating to factors that include, among others:

- diversion of resources by the Company to address and/or remediate year 2000 issues;

-  damage to the Company's reputation;

-  litigation;

- service delays to the Company's customers arising from the failure of vendors, manufacturers and service providers to adequately address year 2000 issues; and

- increased warranty and other claims by the Company's customers and/or increased product and system repair, replacement, service and maintenance obligations under its existing and future sales, service and maintenance agreements.

The Company currently cannot accurately assess or estimate the possible impact of the foregoing risks and liability because:

-  there is no uniform definition of "compliance with Year 2000;"

-  the legal standards for year 2000 liability presently are uncertain;

- the Company's year 2000 obligations will depend on, among other things, the varying contractual terms contained in its sales, service and maintenance agreements with respect to the particular customer and the nature of such customer's year 2000 issue; and

- there can be no assurance that indemnification or pass-through arrangements relating to the Company's sales, service and maintenance agreements will cover all of the Company's liabilities and costs incurred in year 2000 related claims.

Consequently, the Company cannot provide assurances that the aggregate cost of defending and resolving the foregoing issues and claims will not affect materially and adversely the Company's business, results of operations and financial condition.

CONTINGENCY PLANS

The Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company or any of the third parties on which the Company depends is unable to achieve year 2000 readiness. However, the Company currently expects to complete its contingency planning by September 30, 1999. This contingency planning will encompass "worst case" scenarios that assume the failure of significant communications and computing infrastructures of the Company, its customers and suppliers, together with failures of governmental infrastructures affecting transportation. The Company subsequently may identify other factors that could affect materially and adversely the Company's business, results of operations and financial condition.

The foregoing statements are based on management's best estimates at the present time, which were derived using numerous assumptions of future events and conditions. There can be no assurance that these assumptions will be accurate and that estimates will be achieved. The Company's evaluation and assessment is ongoing and it expects that new or different information may become available as its assessment and evaluation continue.

PART II OTHER INFORMATION

1. Legal Proceedings

         On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs and they filed an amended consolidated complaint on February 24, 1999. The new complaint realleges the same theory of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. These complaints were brought on behalf of a purported class of investors in the Company's Common Stock and do not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss, which was filed on April 12, 1999 in the federal litigation. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.                              Description
-----------                              -----------



10.1 Consulting Agreement, dated as of March 15, 1999, between Larry D. Grandia and the Registrant.

27.  Financial Data Schedule


(b) Current Reports on Form 8-K. The Registrant filed the following Current Reports on Form 8-K with the Commission during the quarter ended March 31, 1999:

     1) On January 15, 1999, the Company filed a Current Report on Form 8-K announcing that it had entered into a five-year contract to provide information technology services to Saint Mary's Health Network of Reno, Nevada.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 17, 1999

DAOU SYSTEMS, INC.

SIGNATURE                 TITLE                                                DATE
-----------------------------------------------------------------------------------------------
/s/ Larry D. Grandia      President and Director                               May 17, 1999
Larry D. Grandia

/s/ Fred C. McGee         Executive Vice President, Chief Financial            May 17, 1999
Fred C. McGee             Officer and Secretary