Form 10-Q
period 1999-06-30
DAOU SYSTEMS INC
filed 1999-08-16
CIK 1003989

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

    For the quarterly period ended June 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from                to             ,
                                   --------------     -----------

                         Commission File No.: 000-22073

                               DAOU SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                          330284454
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

The number of shares of Registrant's Common Stock outstanding as of July 20, 1999:

                                   17,691,149

                               DAOU SYSTEMS, INC.



                               Index to Form 10-Q



PART I.    FINANCIAL INFORMATION                                                                             Page
Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 1999 (unaudited) and
             December 31, 1998                                                                                  3

           Condensed Consolidated Statements of Operations (unaudited) for the Three
             Months and Six Months Ended June 30, 1999 and 1998                                                 4

           Condensed Consolidated Statements of Cash Flows (unaudited) for the Three
             Months and Six Months Ended June 30, 1999 and 1998                                                 5

           Notes to Condensed Consolidated Financial Statements                                               6-7

Item 2.    Management's Discussion and Analysis of  Financial Condition and Results of Operations            8-13

Item 3.    Quantitative and Qualitative Disclosure about Market Risk                                           13

PART II.   OTHER INFORMATION                                                                                   14

Item 1.    Legal Proceedings                                                                                   14
Item 4.    Submission of Matters to a Vote of Security Holders
Item 6.    Exhibits and Reports on Form 8-K                                                                    14

           SIGNATURES                                                                                          15


PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

                               DAOU Systems, Inc.
                      Condensed Consolidated Balance Sheets
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                           JUNE 30,        DECEMBER 31,
                                                                             1999              1998
                                                                          (UNAUDITED)
                                                                          -----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $  9,361    $  6,756
   Short-term investments, available-for-sale                                   1,194       1,024
   Accounts receivable, net of allowance for doubtful accounts of $858
     and $956 at June 30, 1999 and December 31, 1998, respectively             21,602      24,582
   Contract work-in-progress                                                    8,606      12,272
   Deferred income taxes                                                        5,077       3,362
   Other current assets                                                         1,122       1,306
                                                                          -----------------------------
Total current assets                                                           46,962      49,302

Equipment, furniture and fixtures, net                                          4,699       4,735
Other assets                                                                      468         480
                                                                          -----------------------------
                                                                             $ 52,129    $ 54,517
                                                                          -----------------------------
                                                                          -----------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable and other accrued liabilities                      $  6,185    $  8,277
   Accrued salaries and benefits                                                5,501       3,907
   Current portion of long-term liabilities and line of credit                  4,579       5,453
                                                                          -----------------------------
Total current liabilities                                                      16,265      17,637

Long-term liabilities                                                             724         684
Deferred income taxes                                                           1,576       1,421

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value:
     Authorized shares - 5,000
     Issued and outstanding shares - none                                          -           -
   Common stock, $.001 par value:
     Authorized shares - 50,000
     Issued and outstanding shares - 17,691 at June 30, 1999 and
     17,689 at December 31, 1998                                                   18          18
   Additional paid-in capital                                                  38,430      38,419
   Deferred compensation                                                         (816)       (980)
   Accumulated other comprehensive income                                         458         236
   Retained deficit                                                            (4,526)     (2,918)
                                                                          -----------------------------
Total stockholders' equity                                                     33,564      34,775
                                                                          -----------------------------
                                                                             $ 52,129    $ 54,517
                                                                          -----------------------------
                                                                          -----------------------------


SEE ACCOMPANYING NOTES.

                               DAOU Systems, Inc.
                Condensed Consolidated Statement of Operations
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


                                                                              PERIODS ENDED JUNE 30,
                                                                  THREE MONTHS                          SIX MONTHS
                                                           1999               1998               1999              1998
                                                    ------------------- ------------------  ------------------------------------
Revenues                                                 $27,051            $28,043            $54,373          $52,028
Cost of revenues                                          19,117             18,947             40,936           33,435
                                                    ------------------- ------------------  ------------------------------------
Gross profit                                               7,934              9,096             13,437           18,593

Operating expenses:
   Sales and marketing                                     2,414              3,069              5,319            5,802
   General and administrative                              5,325              3,545             10,661            6,673
   Merger and related expenses                               -                1,029                -              2,825
                                                    ------------------- ------------------  ------------------------------------
                                                           7,739              7,643             15,980           15,300
                                                    ------------------- ------------------  ------------------------------------

Income (loss) from operations                                195              1,453             (2,543)           3,293
Interest income (expense), net                               (95)                59               (181)             201
                                                    ------------------- ------------------  ------------------------------------

Income (loss) before income taxes                            100              1,512             (2,724)           3,494
Provision (benefit) for income taxes                          40              2,200             (1,116)           3,114
                                                    ------------------- ------------------  ------------------------------------

Net income (loss)                                            $60              $(688)           $(1,608)            $380
                                                    ------------------- ------------------  ------------------------------------
                                                    ------------------- ------------------  ------------------------------------


Net income (loss) per common share:
   Basic                                                   $0.00             $(0.04)            $(0.09)           $0.02
                                                    ------------------- ------------------  ------------------------------------
                                                    ------------------- ------------------  ------------------------------------

   Diluted                                                 $0.00             $(0.04)            $(0.09)           $0.02
                                                    ------------------- ------------------  ------------------------------------
                                                    ------------------- ------------------  ------------------------------------
Shares used in computing net income
   (loss) per common share:
   Basic                                                  17,691             17,645             17,691           17,620
                                                    ------------------- ------------------  ------------------------------------
                                                    ------------------- ------------------  ------------------------------------

   Diluted                                                17,918              17,645            17,691          18,513
                                                    ------------------- ------------------  ------------------------------------
                                                    ------------------- ------------------  ------------------------------------


SEE ACCOMPANYING NOTES.

                              DAOU Systems, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                        SIX MONTHS ENDED JUNE 30,
                                                                    1999                         1998
                                                                -----------------------------------------
OPERATING ACTIVITIES

Net income (loss)                                                $(1,608)                        $380
Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
   Depreciation and amortization                                     734                          899
Changes in operating assets and liabilities                        5,006                       (7,365)
                                                                -----------------------------------------
Net cash provided by (used in) operating activities                4,132                       (6,086)


INVESTING ACTIVITIES

Purchases of equipment, furniture and fixtures                      (699)                      (1,539)
(Purchases) maturities of short-term investments                      52                        7,166
Changes in other assets                                               10                         (173)
                                                                -----------------------------------------
Net cash (used in) provided by investing activities                 (637)                       5,454

FINANCING ACTIVITIES

Proceeds (repayments) of long-term liabilities                      (901)                         869
Proceeds from issuance of common stock                                11                        1,183
Distributions to stockholders                                         -                        (3,598)
                                                                -----------------------------------------
Net cash (used in) provided by financing activities                 (890)                      (1,546)
                                                                -----------------------------------------


Increase (decrease) in cash and cash equivalents                   2,605                       (2,178)
Cash and cash equivalents at beginning of period                   6,756                        7,973
                                                                -----------------------------------------
Cash and cash equivalents at end of period                        $9,361                       $5,795
                                                                -----------------------------------------
                                                                -----------------------------------------


SEE ACCOMPANYING NOTES.

                               DAOU SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements of DAOU Systems, Inc. ("DAOU" or the "Company") at June 30, 1999 and for the three and six-month periods ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position of the Company at June 30, 1999 and the results of operations for the three and six-month periods ended June 30, 1999 and 1998. The results of operations for the three and six-months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and net income or losses will continue.

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

3. Lines of Credit

During June 1999, the Company secured an $8.0 million revolving line of credit, which expires on June 29, 2001. The line of credit bears interest at prime plus 1% per annum, is secured by substantially all of the assets of the Company and contains customary covenants and restrictions. There are no compensating balance requirements, and borrowings under the line of credit are limited to 80% of qualifying receivables. As of June 30, 1999, $4.6 million remained outstanding under this revolving line of credit. Two previous lines of credit expired July 31, 1999. No amounts were outstanding under these previous lines of credit as of June 30, 1999.

4. Related Party Transactions

The Company has an agreement with an officer of the Company that guarantees a cash bonus (approximately $664,000 at June 30, 1999) in the amount of any difference between (i) the net value at November 11, 1999 of the options granted to the officer during 1996 and (ii) $1,550,000.

5. Net Income (loss) Per Share

The following table details the computation of basic and diluted net income
(loss) per share:

(In thousands, except per share information)
(unaudited)


                                                               Three Months Ended             Six Months Ended
                                                                    June 30,                      June 30,
                                                                1999         1998              1999          1998
                                                            ------------- ------------ --- ------------- -------------
Numerator:
   Net income (loss)
                                                                 $  60      $(688)           $(1,608)       $  380

Denominator:
   Denominator for basic net income (loss) per share-
      Weighted average common shares outstanding                17,691      17,645             17,691        17,620
   Effect of dilutive securities:

      Warrants                                                      15           -                  -           102
      Common stock options                                         213           -                  -           791
                                                            ------------- ------------ --- ------------- -------------
                                                                   228           -                  -           893
                                                            ------------- ------------ --- ------------- -------------
   Denominator for diluted net income (loss) per share -
        adjusted weighted average common shares
        outstanding and assumed conversion of preferred
        stock                                                   17,918      17,645             17,691        18,513
                                                            ------------- ------------ --- ------------- -------------
                                                            ------------- ------------ --- ------------- -------------

Basic net income (loss) per share                                $0.00      $(0.04)          $  (0.09)      $  0.02
                                                            ------------- ------------ --- ------------- -------------
                                                            ------------- ------------ --- ------------- -------------

Diluted net income (loss) per share
                                                                 $0.00      $(0.04)          $  (0.09)      $  0.02
                                                            ------------- ------------ --- ------------- -------------
                                                            ------------- ------------ --- ------------- -------------


6. Comprehensive Income (loss)

Comprehensive income (loss) for the three months ended June 30, 1999 and 1998 totaled $137,000 and $(708,000), respectively. Comprehensive income (loss) for the six months ended June 30, 1999 and 1998 totaled $(1,477,000) and $466,000, respectively. The difference from reported net income (loss) arises from the unrealized gains and losses on short-term investments.

7. Income Tax Expense

The effective income tax rate for the three and six-months ended June 30, 1999 and 1998 was 40% and 41%, respectively. At June 30, 1999, net deferred tax assets were approximately $3.5 million. Because the Company incurred an operating loss for 1998 and through the first quarter for 1999, management will continue to evaluate the realization of the net deferred tax assets. If realization becomes doubtful a valuation allowance will be provided.

8. Subsequent Event

On July 27, 1999, DAOU completed a $12 million private placement financing involving the sale of 2,181,818 shares of Series A Preferred Stock (the "Shares") to certain investors at the purchase price of $5.50 per share. Each Share is convertible into one share of DAOU Common Stock, subject to certain anti-dilution adjustments. Holders of the Shares will be entitled to receive dividends, on a cumulative basis, at the annual rate of six percent, payable in shares of Series A Preferred Stock. The Shares are redeemable at DAOU's option on or after July 27, 2003, and at the option of the holders under specified terms and conditions. In addition, the Shares are subject to mandatory conversion in the event that the price per share of DAOU's Common Stock reaches certain specified price ranges.

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

Overview

The Company provides integrated information technology solutions and services to the U.S. healthcare industry. DAOU's capabilities range from up-front strategic consulting to information technology ("IT") system design, implementation and long-term tactical support. DAOU's IT offerings include application implementation, communications infrastructure, management consulting and integration services. The Company's application implementation group supplies staffing resources to hospitals and other healthcare organizations. DAOU's vendor certified consultants are capable of installing nearly 90% of the most common healthcare applications. The Company's communications infrastructure group focuses on the information superstructure in healthcare enterprises, including networking, Intranet and Internet, desktop, and voice, video and data solutions. Management consulting develops business plans and solves problems for healthcare IT managers, installs and integrates applications, engineers, installs and integrates infrastructure, and manages IT systems. DAOU's integration services group analyzes, implements and supports information systems that meet a customer's business objectives and are designed to reduce the cost and improve the quality of care. The Company's gross margin with respect to implementation services varies significantly depending on the percentage of these services consisting of products (with respect to which the Company obtains a lower margin) versus professional services. Also, the Company often hires employees in anticipation of commencement of a project and, if delays in contract signings occur, then the Company's gross margins could vary due to the associated loss of revenue to cover the fixed labor costs.

Results of Operations

The Company's revenues were $27.1 million and $28.0 million for the three months ended June 30, 1999 and 1998, respectively, representing a decrease of 4%. Revenues decreased primarily from the closure of the Company's cabling division, DAOU On-Line, Inc., resulting in fewer cabling contracts, and from decreases in implementation contracts. The Company's revenues were $54.4 million and $52.0 million for the six months ended June 30, 1999 and 1998, respectively, representing an increase of 5%. Services to DAOU's five largest customers accounted for $7.8 million and $14.0 million of total revenues for the three and six-months ended June 30, 1999, respectively, representing 29% and 26% of total revenues, respectively.

Cost of revenues was $19.1 million and $18.9 million for the three months ended June 30, 1999 and 1998, respectively, representing an increase of 1%. Gross margin was 29% and 32% for the three months ended June 30, 1999 and 1998, respectively. Cost of revenues was $40.9 million and $33.4 million for the six months ended June 30, 1999 and 1998, respectively, representing an increase of 22%. Gross margin was 25% and 36% for the six months ended June 30, 1999 and 1998, respectively. This decrease in gross margin during the three and six-months ended June 30, 1999 was primarily due to: (i) an increase in the product content of the Company's large network implementation contracts; and
(ii) decreases in networking labor utilization rates due to decreases in network sales within the communications infrastructure group.

Sales and marketing expenses were $2.4 million and $3.1 million for the three months ended June 30, 1999 and 1998, respectively, representing a decrease of 21%. Sales and marketing expenses were $5.3 million and $5.8 million for the six months ended June 30, 1999 and 1998, respectively, representing a decrease of 8%. This decrease resulted primarily from the centralization of the Company's sales and marketing functions. Sales and marketing expenses were approximately 9% and 11% of total revenues for the three months ended June 30, 1999 and 1998, respectively, while sales and marketing expenses were approximately 10% and 11% of total revenues for the six months ended June 30, 1999 and 1998, respectively. Although the Company believes that it can achieve a decrease in these expenses as a percentage of revenue, the Company also believes that sales and marketing expenses may increase in absolute dollars to support the anticipated growth in the Company's business.

General and administrative expenses were $5.3 million and $3.5 million for the three months ended June 30, 1999 and 1998, respectively, representing an increase of 50%. General and administrative expenses were $10.7 million and $6.7 million for the six months ended June 30, 1999 and 1998, respectively, representing an increase of 60%. The primary factors contributing to this increase in general and administrative expenses were costs associated with additional administrative staffing and other increased infrastructure requirements to support the growth and integration of acquired companies, increased legal fees resulting primarily from the stockholder litigation, and increased recruiting costs. General and administrative expenses were approximately 20% and 13% of total revenues for the three months ended June 30, 1999 and 1998, respectively, and approximately 20% and 13% of total revenues for the six months ended June 30, 1999 and 1998, respectively.

Other income (expense), net was $(95,000) and $59,000 for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, income (expense), net was $(181,000) and $201,000, respectively. Other income is primarily interest income on cash and cash equivalents, and short-term investments. Interest expense consists primarily of interest associated with the Company's business lines of credit. The decrease in net other income (expense), net was primarily due to lower average cash reserves available for investment during the three and six month periods ended June 30, 1999 as compared to 1998.

The effective income tax rate for the three and six-months ended June 30, 1999 and 1998 was 40% and 41%, respectively. At June 30, 1999, net deferred tax assets were approximately $3.5 million. Because the Company incurred an operating loss for 1998 and for the first quarter of 1999, management will continue to evaluate the realization of the net deferred tax assets. If realization becomes doubtful, then a valuation allowance will be provided.

Liquidity and Capital Resources

On June 30, 1999, the Company had working capital of $30.7 million, a decrease of $1.0 million from $31.7 million on December 31, 1998. For the six months ended June 30, 1999, cash provided by operating activities was $4.1 million compared to cash used in operating activities of $6.1 million for the six months ended June 30, 1998. This change resulted primarily from decreases in trade accounts receivable and contract work in progress for the six months ended June 30, 1999 as compared to 1998.

Net cash used in investing activities was $637,000 in the six months ended June 30, 1999, compared to net cash provided by investing activities of $5.5 million in the comparable prior period. This change resulted primarily from $7.2 million in 1998 of maturing marketable securities that were not reinvested.

Net cash used in financing activities was $890,000 for the six months ended June 30,1999, compared to net cash used in financing activities of $1.5 million in the comparable prior period.

During June 1999, the Company secured an $8.0 million revolving line of credit, which expires on June 29, 2001. The line of credit bears interest at prime plus 1% per annum, is secured by substantially all of the assets of the Company and contains customary covenants and restrictions. There are no compensating balance requirements, and borrowings under the line of credit are limited to 80% of qualifying accounts receivable. As of June 30, 1999, $4.6 million remained outstanding under this revolving line of credit.

On July 27, 1999, DAOU completed a $12 million private placement financing involving the sale of 2,181,818 shares of Series A Preferred Stock (the "Shares") to certain investors at the purchase price of $5.50 per share. Each Share is convertible into one share of DAOU Common Stock, subject to certain anti-dilution adjustments. Holders of the Shares will be entitled to receive dividends, on a cumulative basis, at the annual rate of six percent, payable in shares of Series A Preferred Stock. The Shares are redeemable at DAOU's option on or after July 27, 2003, and at the option of the holders under specified terms and conditions. In addition, the Shares are subject to mandatory conversion in the event that the price per share of DAOU's Common Stock reaches certain specified price ranges.

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

YEAR 2000

THIS STATEMENT IS INTENDED AS A YEAR 2000 READINESS DISCLOSURE.

INTRODUCTION

The year 2000 issue creates risks for all companies, particularly those heavily dependent on or producing information technology products such as the Company. The "year 2000 issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominantly from the fact that software programs, computer equipment and embedded technology historically have categorized the "year" in a two-digit format.

Management believes that the year 2000 issue creates potential risks that relate to, among other things, the Company's:

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

Based upon its assessment and testing efforts through June 30, 1999, the Company believes that its internal local and wide area network systems are year 2000 compliant, but that certain PC hardware and software relating to its Internal Use systems will require replacement or modification through, for example, ROM-BIOS upgrades to certain hardware components and year 2000 compliant software upgrades. These remaining products are anticipated to be reviewed and upgraded by September 30, 1999. The Company is also evaluating contingency plans for its Internal Use Systems with an anticipated completion date of September 30, 1999. In the ordinary course of replacing computer equipment and software, the Company also attempts to obtain replacements that it believes are year 2000 compliant. As of June 30, 1999, the Company had assembled year 2000 compliance statements from its major vendors and suppliers. Even where assurances are received from third parties, however, risks remain that the failure of the Company's Internal Use Systems could affect materially and adversely the Company's business, results of operations and financial condition.

The Company estimates that, as of June 30, 1999, it had completed approximately 93% of the initiatives that it believes will be necessary to fully address potential year 2000 issues relating to its Internal Use Systems. The Company currently anticipates that its year 2000 identification, assessment, testing and remediation efforts with respect to its Internal Use Systems will be completed by September 30, 1999. Notwithstanding the above assessment, both IT and non-IT systems may contain embedded technology that could delay the Company's year 2000 identification, assessment, testing and remediation efforts with respect to its Internal Use Systems.

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

The Company has completed compiling vendor, manufacturer and service provider statements and assurances regarding the year 2000 issue from major suppliers of Third-Party Products. The Company is in the process of notifying key customers regarding these statements and assurances as they pertain to Third-Party Products that the Company has sold or installed, or currently maintains in accordance with its contractual obligations.

If vendors, manufacturers and service providers of Third-Party Products do not remediate successfully Third-Party Products by the year 2000 or adequately indemnify or provide pass-through warranties for products re-sold, installed and maintained by the Company, then the Company may face claims and increased obligations under its sales, services and maintenance agreements that could affect materially and adversely its business, results of operations and financial condition.

The Company currently is assessing its Year 2000 related obligations under its sales, service and maintenance agreements. To date, the Company has identified one major sales, service and maintenance agrement under which it has agreed to repair, modify and replace certain Third-Party Products that are not year 2000 compliant. Accordingly, the Company's year 2000 liability under this agreement depends on the year 2000 compliance of Third-Party Products that are re-sold, installed and/or maintained under the agreement and the Company's ability to seek adequate indemnification and/or warranty coverage from the vendors, manufactures and service providers of Third-Party Products. As of June 30, 1999, the Company has received confirmation from vendors that more than 95% of the Third-Party Products covered by this agreement are year 2000 compliant. The customer has advised the Company that the remaining portion of these Third-Party Products will be replaced for year 2000 compliance prior to the end of this year. Because this process is still incomplete and because the third-party vendor assurances may be inaccurate, the Company cannot assure that it will not incur significant expenses under this agrement that could impact materially and adversely the Company's business, results of operations and financial condition.

In addition, based on its review to date, the Company has determined that approximately 15% of its master contracts have no specific liability limitations including those with regard to Year 2000 issues. The absence of such limitations could expose the Company to increased claims and obligations for Year 2000 compliance. Additional liability could result from certain agreements that were entered into by the Company's subsidiaries. The Company currently anticipates that its year 2000 identification assessment, testing and remediation efforts with respect to Third-Party Products and key sales, service and maintenance agreements will be completed by September 30, 1999.

COMPANY SOFTWARE PRODUCTS. The Company also distributes certain software products through its subsidiary, DAOU-Sentient, Inc. The Company has completed its assessment and testing of these products and believes that they are year 2000 compliant.

COSTS

As of June 30, 1999, the Company had incurred costs of approximately $115,000 related to its year 2000 identification, assessment, testing and remediation, of which $37,000 was incurred for Internal Use Systems and $80,000 was incurred for its assessing liability and status of the year 2000 compliance of Third-Party Products.

The Company currently estimates that the cost of its year 2000 identification, assessment, remediation, and testing efforts will not exceed $200,000, of which the Company expects to incur additional costs of $65,000 for year 2000 issues relating to Internal Use Systems and additional costs of $20,000 for the identification, assessment, and notification to customers of year 2000 issues relating to Third-Party Products that are re-sold, installed or maintained in accordance with the Company's contractual obligations. These expenditures will be funded from operating cash flows. Other non-year 2000 IT efforts have not been materially delayed or impacted by year 2000 initiatives.

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

- increased warranty and other claims by the Company's customers and/or increased product and system repair, replacement, service and maintenance obligations under its existing and future sales, service and maintenance agreements; and

- decreased revenues if current and prospective customers devote a substantial portion of their information systems spending to evaluation and remediation of Year 2000 issues that could divert money away from expenditures relating to the Company's services.

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

CONTINGENCY PLANS

The Company has not yet developed a comprehensive contigency plan to address situations that may result if the Company or any of the third parties on which the Company depends is unable to achieve year 2000 readiness. However, the Company currently expects to complete its contingency planning by September 30, 1999. This contingency planning will encompass "worst case" scenarios that assume the failure of significant communications and computing infrastructures of the Company, its customers and suppliers, together with failures of governmental infrastructures affecting transportation. The Company subsequently may identify other factors that could affect materially and adversely the Company's business, results of operations and financial condition. Notwithstanding the Company's formation of a comprehensive contingency plan, it is unlikely that any contingency planning will adequately address all potential scenarios related to the year 2000 issue.

The foregoing statements are based on management's best estimates at the present time, which were derived using numerous assumptions of future events and conditions, including the continued availability of certain resources, third party modification plans, third party assurances of year 2000 compliance and other factors. There can be no assurance that these assumptions will be accurate and that the estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that could cause such material differences include, but are not limited to: the availability and costs of personnel trained in year 2000 remediation; the accuracy of third party assurances; and the success of the Company's customers and suppliers in addressing the year 2000 issue. The Company's evaluation and assessment is ongoing and it expects that new or different information may become available as its assessment and evaluation continues. Consequently, there is no guarantee that the Company's efforts to mitigate potential liability will be successful.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates, primarily from its variable-rate long-term debt arrangements and, to a lesser extent, its investments in certain available-for-sale marketable securities. Under its current policies, the Company does not use interest rate derivatives instruments to manage this exposure to interest rate changes. The Company does have the option to convert its variable-rate long-term debt arrangements to fixed-rate debt arrangements for a nominal transaction fee. At June 30, 1999, the Company had variable-rate debt totaling $4.6 million. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's financial instruments that are exposed to changes in interest rates.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs and they filed an amended consolidated complaint on February 24, 1999. The new complaint realleges the same theories of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. These complaints were brought on behalf of a purported class of investors in the Company's Common Stock and do not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss the federal court action, which was filed on April 12, 1999. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders on June 22, 1999. At such meeting the following actions were voted upon:


                                                                                     WITHHELD/          BROKER/
ITEM                                              AFFIRMATIVE        NEGATIVE        ABSTENTIONS        NON-VOTE
---------------------------------------------- ------------------ --------------- ------------------ -----------------
ELECTION OF BOARD MEMBERS

   Class III Directors (term expiring at
   annual meeting of stockholders in 2002)

         David W. Jahns                               13,604,333               -            106,824                 -
         Larry D. Grandia                             13,695,028               -             16,129                 -

OTHER MATTERS

   Ratification of Ernst & Young LLP as independent auditors for fiscal year
   1999.
                                                      13,603,570          38,271             69,316                 -


NAMES OF EACH OTHER DIRECTOR WHOSE TERM OF OFFICE AS A DIRECTOR CONTINUED AFTER THE MEETING:

Georges J. Daou
Daniel J. Daou
Richard B. Jaffe
John H. Moragne
Kevin M. Fickenscher

Item 6.   Exhibits and Reports on Form 8-K

   (a)  Exhibits

         10.1 Employment Agreement, dated as of June 15, 1999, between Larry D. Grandia and the Registrant.

         10.2 Loan and Security Agreement, dated as of June 29, 1999, by and among HCFP Funding, Inc. and Registrant, DAOU-Sentient, Inc., DAOU-RHI, Inc., DAOU-TMI, Inc. and DAOU-Synexus, Inc.

         10.3 Revolving Credit Note, dated June 29, 1999, issued to HCFP Funding, Inc. by Registrant, DAOU-Sentient, Inc., DAOU-RHI, Inc., DAOU-TMI, Inc. and DAOU-Synexus, Inc.

         27       Financial Data Schedule

   (b) Current Reports on Form 8-K. The Registrant did not file any Current Reports on Form 8-K with the Commission during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       DAOU SYSTEMS, INC.




Date: August 16, 1999                  By: /s/ Larry D. Grandia
                                          -------------------------------
                                           Larry D. Grandia
                                           Chief Executive Officer and Director



                                       By: /s/ Fred C. McGee
                                          -------------------------------
                                           Fred C. McGee
                                           Executive Vice President, Chief
                                           Financial Officer and Secretary