Form 10-Q
period 1999-09-30
DAOU SYSTEMS INC
filed 1999-11-15
CIK 1003989

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ___________,

                         Commission File No.: 000-22073

                               DAOU SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                  33-0284454
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

                               5120 Shoreham Place
                           San Diego, California 92122
               (Address of principal executive offices) (Zip Code)

                                 (858) 452-2221
              (Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                    Yes X No

The number of shares of Registrant's Common Stock outstanding as of November 12, 1999:

                                   17,696,687

                               DAOU SYSTEMS, INC.



                               Index to Form 10-Q



PART I.         FINANCIAL INFORMATION


Item 1.         Condensed Consolidated Financial Statements                                                       Page
                Condensed Consolidated Balance Sheets at September 30, 1999 (unaudited) and
                  December 31, 1998                                                                                  1

                Condensed Consolidated Statements of Operations (unaudited) for the Three
                  Months and Nine Months Ended September 30, 1999 and 1998                                           2

                Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended
                September 30, 1999 and 1998                                                                          3

                Notes to Condensed Consolidated Financial Statements                                                 4

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations                7

Item 3.         Quantitative and Qualitative Disclosure about Market Risk                                           14

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                                                   15
Item 2.         Changes in Securities and Use of Proceeds                                                           15
Item 6.         Exhibits and Reports on Form 8-K                                                                    15

                SIGNATURES                                                                                          17


PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

                                 DAOU SYSTEMS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)

                                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                                     1999                1998
                                                                                 (UNAUDITED)
                                                                               -----------------   -----------------
ASSETS
Current assets:
    Cash and cash equivalents                                                  $         15,503    $          6,756
    Short-term investments, available-for-sale                                                5               1,024
    Accounts receivable, net                                                             21,444              24,582
    Contract work in progress                                                             8,496              12,272
    Deferred income taxes                                                                 5,077               3,362
    Other current assets                                                                  1,381               1,306
                                                                               -----------------   -----------------
Total current assets                                                                     51,906              49,302

Equipment, furniture and fixtures, net                                                    4,698               4,735
Other assets                                                                                501                 480
                                                                               -----------------   -----------------
                                                                               $         57,105    $         54,517
                                                                               -----------------   -----------------
                                                                               -----------------   -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable and other accrued liabilities                       $          4,166    $          8,277
    Accrued salaries and benefits                                                         5,521               3,907
    Current portion of long-term liabilities and line of credit                               -               5,453
                                                                               -----------------   -----------------
Total current liabilities                                                                 9,687              17,637

Long-term liabilities                                                                       743                 684
Deferred income taxes                                                                     1,576               1,421

Redeemable convertible preferred stock, $.001 par value.  Authorized
     3,520 shares; issued and outstanding 2,182 at September 30, 1999                    11,256                   -
Stockholders' equity:
Common stock, $.001 par value.  Authorized 50,000 shares;
     issued and outstanding 17,690 at September 30, 1999 and
     17,689 at December 31, 1998                                                             18                  18
Additional paid-in capital                                                               38,501              38,419
Deferred compensation                                                                      (734)               (980)
Accumulated other comprehensive income (loss)                                               (41)                236
Retained deficit                                                                         (3,901)             (2,918)
                                                                               -----------------   -----------------
Total stockholders' equity                                                               33,843              34,775
Commitments and contingencies
                                                                               -----------------   -----------------
                                                                               $         57,105    $         54,517
                                                                               -----------------   -----------------
                                                                               -----------------   -----------------


SEE ACCOMPANYING NOTES.

                                DAOU SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                                                               Periods Ended September 30,
                                                              ---------------------------------------------------------------
                                                                      Three Months                      Nine months
                                                              ------------------------------   ------------------------------
                                                                    1999           1998             1999            1998
                                                              --------------  --------------   --------------  --------------
Revenues                                                           $ 25,382        $ 27,351         $ 79,755        $ 79,379
Cost of revenues                                                     17,701          22,905           58,638          56,340
                                                              --------------  --------------   --------------  --------------
Gross profit                                                          7,681           4,446           21,117          23,039

Operating expenses:
Sales and marketing                                                   2,233           3,536            7,552           9,338
General and administrative                                            4,790           5,606           15,449          12,279
Merger and related expenses                                               -               -                -           2,825
                                                              --------------  --------------   --------------  --------------
                                                                      7,023           9,142           23,001          24,442
                                                              --------------  --------------   --------------  --------------

Income (loss) from operations                                           658          (4,696)          (1,884)         (1,403)
Interest income (expense), net                                          614            (177)             433             (50)
                                                              --------------  --------------   --------------  --------------

Income (loss) before income taxes                                     1,272          (4,873)          (1,451)         (1,453)
Provision (benefit) for income taxes                                    519          (1,785)            (596)          1,325
                                                              --------------  --------------   --------------  --------------

Net income (loss)                                                       753          (3,088)            (855)         (2,778)
Dividends on preferred stock                                           (128)              -             (128)              -
                                                              --------------  --------------   --------------  --------------
Net income (loss) available to common stockholders                 $    625        $ (3,088)        $   (983)       $ (2,778)
                                                              --------------  --------------   --------------  --------------
                                                              --------------  --------------   --------------  --------------

Net income (loss) per common share:
Basic                                                              $   0.04        $  (0.17)        $  (0.06)       $  (0.16)
                                                              --------------  --------------   --------------  --------------
                                                              --------------  --------------   --------------  --------------
Diluted                                                            $   0.04        $  (0.17)        $  (0.06)       $  (0.16)
                                                              --------------  --------------   --------------  --------------
                                                              --------------  --------------   --------------  --------------

Shares used in computing net income (loss)
per common share:
Basic                                                                17,695          17,681           17,692          17,640
                                                              --------------  --------------   --------------  --------------
                                                              --------------  --------------   --------------  --------------
Diluted                                                              17,805          17,681           17,692          17,640
                                                              --------------  --------------   --------------  --------------
                                                              --------------  --------------   --------------  --------------


SEE ACCOMPANYING NOTES.

                                      DAOU SYSTEMS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (IN THOUSANDS)
                                         (UNAUDITED)

                                                                        Nine months Ended September 30,
                                                                     ---------------------------------------
                                                                           1999                 1998
                                                                     ------------------   ------------------
OPERATING ACTIVITIES
Net loss                                                             $            (855)   $          (2,778)
Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                               1,173                1,217
     Changes in operating assets and liabilities                                 3,113              (10,723)
                                                                     ------------------   ------------------
Net cash provided by (used in) operating activities                              3,431              (12,284)


INVESTING ACTIVITIES
Purchases of equipment, furniture and fixtures                                  (1,136)              (2,012)
Maturities of short-term investments                                               742                7,344
Changes in other assets                                                            (21)                  93
                                                                     ------------------   ------------------
Net cash (used in) provided by investing activities                               (415)               5,425

FINANCING ACTIVITIES
Proceeds (repayments) of long-term liabilities                                  (5,479)               3,251
Proceeds from issuance of common stock                                              82                1,368
Proceeds from issuance of preferred stock                                       11,128                    -
Distributions to stockholders                                                        -               (3,601)
                                                                     ------------------   ------------------
Net cash (used in) provided by financing activities                              5,731                1,018


Increase (decrease) in cash and cash equivalents                                 8,747               (5,841)
Cash and cash equivalents at beginning of period                                 6,756                7,981
                                                                     ------------------   ------------------
Cash and cash equivalents at end of period                           $          15,503    $           2,140
                                                                     ------------------   ------------------
                                                                     ------------------   ------------------


See accompanying notes.

                               DAOU SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements of DAOU Systems, Inc. ("DAOU" or the "Company") at September 30, 1999 and for the three and nine-month periods ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position of the Company at September 30, 1999 and the results of operations for the three and nine-month periods ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and net income or losses will continue.

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

3. Lines of Credit

On June 29, 1999, the Company secured an $8.0 million revolving line of credit, which expires June 29, 2001. The line of credit bears interest at prime plus 1% per annum and is secured by substantially all of the assets of the Company and contains customary covenants and restrictions. There are no compensating balance requirements and borrowings under the line of credit are limited to 80% of qualifying receivables. No amounts were outstanding under this revolving line of credit as of September 30, 1999.


4. Related Party Transactions

The Company has an agreement with an officer that guarantees a cash bonus (approximately $704,000 at September 30, 1999) in the amount of any difference between (i) the net value at November 11, 1999 of the options granted to the officer during 1996 and (ii) $1,550,000.

                               DAOU SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Net Income (Loss) Per Share

The following table details the computation of basic and diluted net income
(loss) per share:

(In thousands, except per share information)
(unaudited)

                                                                 Three Months Ended           Nine months Ended
                                                                    September 30,                September 30,
                                                                 1999          1998          1999          1998
                                                            -------------------------------------------------------
Numerator:
   Net income (loss) available to common stockholders       $      625     $  (3,088)      $  (983)       $ (2,778)

Denominator:
   Denominator for basic net income (loss) per share -
       weighted average common shares outstanding               17,695        17,681        17,692          17,640
   Effect of dilutive securities:
      Common stock options                                         110             -             -               -

   Denominator for diluted net income (loss) per share -
        adjusted weighted average common shares
        outstanding                                             17,805        17,681           17,692       17,640

Basic net income (loss) per share                           $     0.04     $   (0.17)      $    (0.06)    $  (0.16)
                                                            -------------------------------------------------------
                                                            -------------------------------------------------------
Diluted net income (loss) per share                         $     0.04     $   (0.17)      $    (0.06)    $  (0.16)
                                                            -------------------------------------------------------
                                                            -------------------------------------------------------


6. Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended September 30, 1999 and 1998 totaled $254,000 and $(3,316,000), respectively. Comprehensive income
(loss) for the nine months ended September 30, 1999 and 1998 totaled $(1,132,000) and $(2,920,000), respectively. The difference from reported net income (loss) arises from the unrealized gains and losses on short-term investments.

7. Income Tax Expense

The effective income tax rate for the three and nine months ended September 30, 1999 was 41%. At September 30, 1999, net deferred tax assets were approximately $3.5 million. Because the Company incurred an operating loss for 1998 and the first quarter of 1999, management will continue to evaluate the realization of the net deferred tax assets. If realization becomes doubtful a valuation allowance will be provided.

8. Preferred Stock

On July 26, 1999, 2,181,818 shares of Series A Preferred Stock were issued at $5.50 per share to a related party. Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate of six percent per annum, payable in the form of shares of Series A Preferred Stock. Such dividend rate shall increase an additional one-percent per annum for each successive year after the second anniversary of the purchase date. The Series A Preferred Stock has a liquidation preference of $5.50 per share plus any accrued (whether or not declared) but unpaid dividends and is convertible, at the option of the holder, into 2,181,818 shares of common stock, subject to certain antidilution adjustments. The Company may be required to redeem the Series A Preferred Stock for cash upon occurrence of certain events outside of the control of the Company. The Series A Preferred Stock is also redeemable at the option of the Company four years after the date of issuance. In addition, the Series A Preferred Stock is subject to mandatory conversion in the event the Company's common stock price reaches certain predetermined price targets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect" or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and entail various risks and uncertainties as those set forth herein and in the Company's other SEC filings, including those more fully set forth in the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of the Company's Form 10-K filed with the SEC on March 31, 1999, and Form 10-K/A filed with the SEC April 30, 1999, for the year ended December 31, 1998. These risks and uncertainties could cause the Company's actual results to differ materially from those projected in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any such statements to reflect future events or developments.

Overview

The Company provides integrated information technology solutions and services to the U.S. healthcare industry. DAOU's capabilities range from up-front strategic consulting to information technology ("IT") system design, implementation and long-term tactical support. DAOU's IT offerings include application implementation, communications infrastructure, management consulting and integration services. The Company's application implementation group supplies staffing resources to hospitals and other healthcare organizations. DAOU's vendor certified consultants are capable of installing nearly 90% of the most common healthcare applications. The Company's communications infrastructure group focuses on the information superstructure in healthcare enterprises, including networking, Intranet and Internet, desktop, and voice, video and data solutions. Management consulting develops business plans and solves problems for healthcare IT managers; installs and integrates applications; engineers, installs and integrates infrastructure; and manages IT systems. DAOU's integration services group analyzes, implements and supports information systems that meet a customer's business objectives and are designed to reduce the cost and improve the quality of care. The Company's gross margin with respect to implementation services varies significantly depending on the percentage of such services consisting of products (with respect to which the Company obtains a lower margin) versus professional services. Also, the Company often hires employees in anticipation of commencement of a project and if delays in contract signings occur the Company's gross margins could vary due to the associated loss of revenue to cover the fixed labor costs.

Results of Operations

The following table sets forth for the periods indicated, certain statement of operations data as a percentage of net revenues.

                                                                 Periods Ended September 30,
                                                           Three Months                   Nine months
                                                     1999             1998            1999          1998
                                                --------------- ----------------- ----------------------------
Revenues                                             100%             100%            100%          100%
Cost of revenues                                      70               84              74            71
Gross profit                                          30               16              26            29
Operating expenses                                    28               33              29            31
Income (loss) from operations                          2              (17)             (3)           (2)
Interest income (expense), net                         3               (1)              1             -
Income (loss) before income taxes                      5              (18)             (2)           (2)
Provision (benefit) for income taxes                   2               (7)              1             1
Net income (loss)                                      3              (11)             (1)           (3)


Three Months Ended September 30, 1999 and 1998

The Company's revenues were $25.4 million and $27.4 million for the three months ended September 30, 1999 and 1998, respectively, representing a decrease of 7%. Revenues decreased primarily due to decreases in revenue from cabling contracts as a result of the closure of the Company's cabling division, DAOU On-line, Inc., and due to decreases in implementation contracts offset by increases in revenue from contract management services as compared to the three months ended September 30, 1998. Services to DAOU's five largest customers accounted for $7.1 million of total revenues for the three months ended September 30, 1999, representing 28% of total revenues.

Cost of revenues was $17.7 million and $22.9 million for the three months ended September 30, 1999 and 1998, respectively, representing a decrease of 23%. Gross margin was 30% and 16% for the three months ended September 30, 1999 and 1998, respectively. This increase in gross margin during the three months ended September 30, 1999 was primarily due to the closure of the Company's cabling division, DAOU On-line, Inc., and a revenue mix shift to higher margin business.

Sales and marketing expenses were $2.2 million and $3.5 million for the three months ended September 30, 1999 and 1998, respectively, representing a decrease of 37%. Sales and marketing expenses were approximately 9% and 13% of total revenues for the three months ended September 30, 1999 and 1998, respectively. The decrease is primarily attributable to a reduction in sales staff and related expenditures.

General and administrative expenses were $4.8 million and $5.6 million for the three months ended September 30, 1999 and 1998, respectively, representing a decrease of 14%. The primary factors contributing to this decrease relate to lower expenses caused by the integration of acquired companies and decreases in legal, travel and recruiting costs. General and administrative expenses were approximately 19% and 20% of total revenues for the three months ended September 30, 1999 and 1998, respectively.

Other income (expense), net, was $614,000 and $(177,000) for the three months ended September 30, 1999 and 1998, respectively. Other income is primarily interest income on cash and cash equivalents, and short-term investments. Interest expense consists primarily of interest associated with the Company's business lines of credit. The increase in other income (expense), net was primarily due to a $540,000 gain from the sale of investments, higher average cash reserves available for investment and reduced interest expense after the payoff of outstanding debt during the three months ended September 30, 1999 as compared to 1998.

The effective income tax rate for the three months ended September 30, 1999 and 1998 was 41% and 37%, respectively. Because the Company incurred an operating loss for 1998 and the first quarter of 1999, management will continue to evaluate the realization of the net deferred tax assets. If realization becomes doubtful, a valuation allowance will be provided.

Nine Months Ended September 30, 1999 and 1998

The Company's revenues were $79.8 million and $79.4 million for the nine months ended September 30, 1999 and 1998, respectively, representing an increase of 1%. The change is the net result of an increase in revenues from contract management services offset by a decrease in revenues from the closure of the Company's cabling division, DAOU On-line, Inc.. Services to DAOU's five largest customers accounted for $20.2 million of total revenues for the nine months ended September 30, 1999, representing 25% of total revenues.

Cost of revenues was $58.6 million and $56.3 million for the nine months ended September 30, 1999 and 1998, respectively, representing an increase of 4%. Gross margin was 26% and 29% for the nine months ended September 30, 1999 and 1998, respectively. This decrease in gross margin percentage during the nine months ended September 30, 1999 was primarily due to lower labor utilization rates within the communications infrastructure group and integration services group resulting from decreases in network sales.

Sales and marketing expenses were $7.6 million and $9.3 million for the nine months ended September 30, 1999 and 1998, respectively, representing a decrease of 18%. This decrease was primarily due to a reduction in sales staff and related expenditures as the sales and marketing has been consolidated on a corporate level. Sales and marketing expenses were approximately 9% and 12% of total revenues for the three months ended September 30, 1999 and 1998, respectively.

General and administrative expenses were $15.4 million and $12.3 million for the nine months ended September 30, 1999 and 1998, respectively, representing an increase of 25%. The primary factors contributing to this increase in costs were associated with additional administrative staffing and other increased infrastructure requirements at the beginning of the year to support growth and integration of acquired companies, increased legal fees resulting from the stockholder litigation and severance costs in the second quarter. As a percentage of total revenues, general and administrative expenses were approximately 19% and 15% for the nine months ended September 30, 1999 and 1998, respectively.

Other income (expense), net, was $433,000 and $(50,000) for the nine months ended September 30, 1999 and 1998, respectively. Other income is primarily interest income on cash and cash equivalents, and short-term investments. Interest expense consists primarily of interest associated with the Company's business lines of credit. The increase in net other income (expense), net was primarily due to a $540,000 gain from the sale of investments, higher average cash reserves available for investment and reduced interest expense after the payoff of outstanding debt during the nine months ended September 30, 1999 as compared to 1998.

The effective income tax rate for the nine months ended September 30, 1999 was 41%. The effective income tax rate for the nine months ended September 30, 1998 was (91)% due to the non-deductibility of certain merger and related costs and adjustments made to convert the former S corporation status of certain acquired businesses to the C corporation status of the Company.

Liquidity and Capital Resources

On September 30, 1999, the Company had working capital of $42.2 million, an increase of $10.5 million from $31.7 million on December 31, 1998. For the nine months ended September 30, 1999, cash provided by operating activities was $3.4 million compared to cash used in operating activities of $12.3 million for the nine months ended September 30, 1998. This change resulted primarily from decreases in trade accounts receivable and contract work in progress for the nine months ended September 30, 1999 as compared to 1998.

Net cash used in investing activities was $0.4 million for the nine months ended September 30, 1999, compared to net cash provided by investing activities of $5.4 million in the comparable prior period. This change was primarily from $7.3 million in 1998 of maturing marketable securities, which were not reinvested.

Net cash provided by financing activities was $5.7 million for the nine months ended September 30,1999, compared to net cash provided by financing activities of $1.0 million in the comparable prior period. The increase is due to the issuance of preferred stock offset by repayments on the line of credit.

On June 29, 1999, the Company secured an $8.0 million revolving line of credit, which expires June 29, 2001. The line of credit bears interest at prime plus 1% per annum and is secured by substantially all of the assets of the Company and contains customary covenants and restrictions. There are no compensating balance requirements and borrowings under the line of credit are limited to 80% of qualifying receivables. No amount remained outstanding under the revolving line of credit as of September 30, 1999. On July 27, 1999, the Company completed a $12 million private placement financing.

Although the Company has an accumulated deficit as of September 30, 1999, the Company believes that its available funds together with anticipated cash from operating activities will be sufficient to meet its capital requirements for the foreseeable future. The Company may sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities or issuance of equity securities in future acquisitions would result in dilution to the Company's stockholders and the incurrence of additional debt could result in additional interest expense.

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

Based on its assessment and testing efforts to date, the Company believes that its LAN and WAN networks and its standard LAN/WAN and PC software packages and configurations are year 2000 ready, but certain PC hardware products will require replacement or modification through, for example, ROM-BIOS upgrades to certain hardware components and year 2000 compliant software upgrades. These remaining products have been reviewed and all upgrades have been received. The Company is in the process of ensuring that all upgrades have been applied for these remaining products. The Company expects to complete its confirmation with respect to these products by November 30, 1999. In the ordinary course of replacing computer equipment and software, the Company has attempted to obtain replacements that it believes are year 2000 compliant. The Company has compiled information relating to the year 2000 readiness of its major vendors and suppliers. Even where assurances are received from third parties, however, risks remain that the failure of the Company's Internal Use Systems could affect materially and adversely the Company's business, results of operations and financial condition.

Except as disclosed above, the Company estimates that it has completed substantially all of the initiatives that it believes will be necessary to fully address potential year 2000 issues relating to its Internal Use Systems.

Notwithstanding the above assessment, both IT and non-IT systems may contain embedded technology that could delay the Company's year 2000 identification, assessment, testing and remediation efforts with respect to its Internal Use Systems.

THIRD-PARTY PRODUCTS AND SALES, SERVICE AND MAINTENANCE AGREEMENTS. Third-party products ("Third-Party Products") that are re-sold, installed and/or maintained by the Company in connection with sales, service and maintenance agreements with its customers may fail to operate properly or as expected because of year 2000 issues. These Third-Party Product failures could disrupt customer operations through a temporary inability to, among other things, diagnose and treat patients, operate medical communications systems, access medical information and databases, process transactions, send invoices or engage in similar medical and business activities.

The Company has completed the following initiatives regarding Third-Party Products that it has sold or installed, or currently maintains in accordance with its contractual obligations:

- Compilation of vendor, manufacturer and service provider statements and assurances regarding the year 2000 issue from major suppliers;

- Notification of current customers regarding the availability of these statements and assurances from major suppliers at the suppliers' individual web sites;

Despite these initiatives, the Company may nonetheless face claims and increased obligations under its sales, service and maintenance agreements with its customers if vendors, manufacturers and service providers of Third-Party Products do not: (i) remediate successfully Third-Party Products by the year 2000, or (ii) adequately indemnify the Company or provide pass-through warranties to its customers for products re-sold, installed and maintained by the Company. These increased claims could affect materially and adversely the Company's business, results of operations and financial condition.

The Company has completed assessment of its year 2000 related obligations under its sales, service and maintenance agreements. The Company has entered into a number of sales, service and maintenance agreements that contain differing terms and conditions with respect to the products and/or services provided by the Company which are not year 2000 ready. Some of these obligations are described below:

- For at least two major customers, the Company has agreed to repair, modify and replace certain Third-Party Products that are not year 2000 ready, at no cost to the customer.

- For several customers, the Company has represented that the services and products recommended and sold are year 2000 compliant. The Company has agreed to work 24 hours per day, seven days per week to remediate or repair any of these customers' Third-Party Products that are not year 2000 ready. If the Company is unable to remediate any Third-Party Products that are not year 2000 ready within 10 days, the Company has agreed to refund the purchase price for non-compliant Third-Party Products.

- For several customers, the Company has agreed that the services and products recommended and sold by the Company are year 2000 ready. While the Company has attempted to limit the customer's remedy to assistance in pursuing remedies, including manufacturer's warranties, for any Third-Party Products that are not year 2000 ready, such limits on the customer's remedies may be challenged in the event that any year 2000 issues are not successfully remedied.

- For several customers, the Company has agreed that the services and products recommended and sold are year 2000 ready, but has provided no exclusive remedy or limitation on damages.

- Several of the Company's master agreements contain general limitations on damages and remedies, but also include express warranties that the services and products supplied by the Company are year 2000 ready.

- Many of the Company's master agreements require the Company to indemnify its customers for any third-party claims related to any work performed by the Company.

- Several of the Company's master agreements have no specific liability limitations, including limitations with regard to year 2000 issues. These agreements include several contracts for year 2000 remediation services, as well as certain agreements that were completed and closed by the Company or by its subsidiaries before they were merged into the Company. For example, DAOU-Synexus, Inc. did not use formal contracts prior to internal merging of operations and DAOU-Integrex, Inc. and DAOU-TMI, Inc. pre-merger agreements did not include liability limitations.

The agreements referenced above expose the Company legally to increased claims from the Company's customers, including defense and indemnity of third-party claims against customers related to year 2000 readiness, as well as direct claims by third-parties. The Company also has potential and similar legal exposure with respect to its agreements and terms and conditions of sale not specifically referenced above. Therefore, the Company could incur significant expenses, costs and damages under these agreements that could impact materially and adversely the Company's business, results of operations and financial condition. The Company's actual year 2000 liability under these agreements depends in large part on the year 2000 readiness of Third-Party Products that are re-sold, installed and/or maintained under these agreements, and the Company's ability to seek adequate indemnification and/or warranty coverage from the vendors, manufacturers and service providers of Third-Party Products. The Company has compiled information related to the year 2000 readiness of the third-party vendors, manufacturers and service providers to these contracts, and believes that the vast majority of the Third-Party Products covered by these agreements are year 2000 ready. However, the Company cannot assure that the information provided by the third-party vendors, manufacturers and service providers is accurate.

COMPANY SOFTWARE PRODUCTS. The Company also distributes certain software products through its subsidiary, DAOU-Sentient, Inc. The Company has completed its assessment and testing of these products and believes that they are year 2000 compliant.

COSTS

As of September 30, 1999, the Company had incurred costs of approximately $125,000 related to its year 2000 identification, assessment, testing and remediation, of which $40,000 was incurred for Internal Use Systems and $85,000 was incurred for its assessing liability and status of the year 2000 compliance of Third-Party Products.

The Company currently estimates that the cost of its year 2000 identification, assessment, remediation, and testing efforts will not exceed $200,000, of which the Company expects to incur additional costs of $60,000 for year 2000 issues relating to Internal Use Systems and additional costs of $15,000 for the identification, assessment, and notification to customers of year 2000 issues relating to Third-Party Products that are re-sold, installed or maintained in accordance with the Company's contractual obligations. These expenditures will be funded from operating cash flows. Other non-year 2000 IT efforts have not been materially delayed or impacted by year 2000 initiatives.

The costs of the Company's year 2000 identification, assessment, remediation, and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which are derived using numerous assumptions regarding future events. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause material differences include, among others, increased obligations and liability under the Company's contractual obligations, the availability and cost of personnel trained in year 2000 issues and the ability to identify, assess and remediate Internal Use Systems and Third-Party Products as appropriate. In addition, if year 2000 issues cause customers and prospects to defer current projects or prospective purchase decisions, then the Company's financial, business and operational goals may be delayed or may not be realized at all, causing the Company's business, results of operations and financial condition to be affected materially and adversely.

RISKS

If certain Internal Use Systems and Third-Party Products are not year 2000 compliant, then the Company could experience a negative impact on its business, results of operations and financial condition relating to factors that include, among others:

- diversion of resources and personnel by the Company to address and/or remediate year 2000 issues;

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

- availability of adequately trained personnel to meet the service and support obligations of the Company with respect to express warranties regarding year 2000 readiness under its existing and future sales, service and maintenance agreements; and

-      damage to the Company's reputation;

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

Consequently, the Company cannot provide assurances that the aggregate cost of resolving and/or defending the foregoing issues and claims will not affect materially and adversely the Company's business, results of operations and financial condition.

CONTINGENCY PLANS

The Company is in the process of developing a comprehensive contingency plan to address situations that may result if the Company or any of the third parties on which the Company depends is unable to achieve year 2000 readiness. The Company currently expects to complete its contingency planning by November 30, 1999. This contingency planning will encompass "worst case" scenarios that assume the failure of significant communications and computing infrastructures of the Company, its customers and suppliers, together with failures of governmental infrastructures affecting transportation. The Company subsequently may identify other factors that could affect materially and adversely the Company's business, results of operations and financial condition. Notwithstanding the Company's formation of a comprehensive contingency plan, it is unlikely that any contingency planning will adequately address all potential scenarios related to the year 2000 issue.

The foregoing statements are based on management's best estimates at the present time, which were derived using numerous assumptions of future events and conditions, including the continued availability of resources, third party modification plans and third party assurances of year 2000 compliance. There can be no assurance that these assumptions will be accurate and that the estimates will be achieved and actual results could differ materially from those anticipated. Factors that could cause material differences include, but are not limited to: the availability and costs of personnel trained in year 2000 remediation; the accuracy of third party assurances; and the success of the Company's customers and suppliers in addressing the year 2000 issue. The Company's evaluation and assessment is ongoing and it expects that new or different information may become available as its assessment and evaluation continues. Consequently, the Company's efforts to mitigate potential liability may not be successful.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates, primarily from its variable-rate long-term debt arrangements and, to a lesser extent, its investments in certain available-for-sale marketable securities. Under its current policies, the Company does not use interest rate derivatives instruments to manage this exposure to interest rate changes. The Company does have the option to convert its variable-rate long-term debt arrangements to fixed-rate debt arrangements for a nominal transaction fee. At September 30, 1999, the Company had no outstanding balance on its variable-rate debt. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair value of the Company's financial instruments that are exposed to changes in interest rates.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California pursuant to the Private Securities Litigation Reform Act (the "PSLRA"). A group of shareholders has been appointed the lead plaintiffs and they filed an amended consolidated complaint on February 24, 1999. The new complaint realleges the same theory of liability previously asserted; namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. These complaints were brought on behalf of a purported class of investors in the Company's Common Stock and do not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss, which was filed on April 12, 1999 in the federal litigation. The Company has been informed that this motion to dismiss will not be decided by the district court in its current form because of a recent decision by the Ninth Circuit of Appeals interpreting the PSLRA, Instead, the plaintiffs will file a second amended consolidated complaint that will be challenged by way of a motion to dismiss. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.


Item 2.  Changes in Securities and Use of Proceeds

The Company registered 2,750,000 shares of Common Stock for issuance upon conversion of 2,181,818 shares of Series A Preferred Stock on the Registration Statement on Form S-3 (File No. 33-87103), as declared effective by the Commission on October 25, 1999.



Item 6.   Exhibits and Reports on Form 8-K

   (a) Exhibits


       4.1 Certificate of Designations of DAOU, as filed with the Secretary of State of the State of Delaware on July 23, 1999.*

       4.2 Registration Rights Agreement, dated as of July 26, 1999, by and among DAOU, Galen Partners III, L.P., a Delaware limited partnership ("Galen III"), Galen Partners International III, L.P., a Delaware limited partnership ("Galen International"), and Galen
              Employee Fund III, L.P., a Delaware limited partnership ("Galen
              Employee Fund").*

       10.1   Letter Agreement to Separation and Release Agreement and
              Consulting Agreement, effective as of July 26, 1999, by and between DAOU and Daniel J. Daou.

       10.2 Separation and Release Agreement, dated as of July 2, 19999, by and between DAOU and Frederick C. McGee.

       10.3 Employment Agreement, dated as of September 8, 1999, by and between DAOU and Donald R. Myll.

       10.4   Voting Agreement, dated as of July 26, 1999, by and among DAOU,
              Daniel J. Daou, Georges J. Daou, Galen III, Galen International and Galen Employee Fund.*

       10.5   Stock Purchase Agreement, dated as of July 26, 1999, by and among
              DAOU, Galen III, Galen



              International, and Galen Employee Fund.*

       27.1   Financial Data Schedule


   --------
   * Incorporated by reference to the exhibit filed in connection with the Registrant's Current Report on Form 8-K with the Commission filed on July 29, 1999.

   (b) Current Reports on Form 8-K. The Registrant filed the following Current Report on Form 8-K with the Commission during the quarter ended September 30, 1999:

         On July 29, 1999, the Company filed a Current Report on Form 8-K announcing that it had completed a $12 million private placement financing involving the sale of 2,181,818 shares of Series A Preferred Stock to certain investors at the purchase price of $5.50 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 12, 1999

DAOU SYSTEMS, INC.


SIGNATURE                     TITLE                                                               DATE
----------------------------------------------------------------------------------------------------------------------
/s/ Larry D. Grandia          Chief Executive Officer and Director                                November 12, 1999
--------------------
Larry D. Grandia

/s/ Donald R. Myll            Executive Vice President, Chief Financial Officer and Secretary     November 12, 1999
--------------------
Donald R. Myll
