Form 10-K
period 1999-12-31
DAOU SYSTEMS INC
filed 2000-03-30
CIK 1003989

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                          Commission File No.: 0-22073

                               DAOU SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       33-0284454
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

5120 SHOREHAM PLACE, SAN DIEGO, CALIFORNIA                             92122
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (858) 452-2221

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 2000 was $79,705,656.

         As of March 21, 2000, the number of issued and outstanding shares of the Registrant's Common Stock was 17,712,368.

                                     PART I

ITEM 1:   BUSINESS.

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this report, including the matters set forth under the captions "Risk Factors" and in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

GENERAL

         DAOU Systems, Inc. ("DAOU" or the "Company") provides integrated information technology (IT) solutions and services and Internet professional services to the U.S. healthcare industries. The Company's capabilities range from strategic planning (using IT to support key business goals), to the design and integration of IT components (voice, video and data networks, application implementation, Internet infrastructure, data warehouses), to the management and delivery of operational services (IT department, desktop management, ASP services, network management), and beginning in the year 2000, to Internet solutions and professional services supporting organizations executing an eBusiness strategy. DAOU aggregates professional expertise to create service solutions for clients utilizing commercially available third-party IT products.

         DAOU is principally focused on providing IT services and solutions to healthcare organizations, such as integrated delivery networks (IDN's), hospitals, academic medical centers, government organizations, managed care and insurance companies, and medical groups. DAOU's strengths lie in its offering of a comprehensive set of IT and eCommerce servives and solutions as well as extensive knowledge and experience in the healthcare industry. As a member of the prestigious Healthcare Research and Development Institute (HRDI), and through its 15 member CIO Advisory Board, DAOU has the opportunity to fine-tune its strategic plans with influential healthcare executives. DAOU is a "trusted advisor" to leading organizations in the provider arena (integrated delivery networks, hospitals, physician groups, ancillaries) as well as the payor/insurer segment of the market (Health Maintenance Organizations, Health insurers, Blues plans, Independent Practice Associations, Preferred Provider Organizations, Physician/Hospital Organizations) and the administrative/vendor segment (Third party administrators, Medical Services Organizations, service vendors, software vendors, hardware vendors). DAOU's philosophy is built on attention to the customer's objectives and the pursuit of excellence in every area in which its professional staff works. DAOU sells no proprietary hardware, and other than its Enosis Integration Engine product, develops no major software applications.

         The Company was incorporated in California on July 16, 1987 under the name DAOU Systems, Inc., and reincorporated in Delaware on November 15, 1996. Unless the context otherwise requires, as used in this report the "Company" and "DAOU" refer to the Company, its predecessor entity and its wholly-owned subsidiaries, DAOU-Sentient, Inc., a Delaware corporation ("DAOU-Sentient"), DAOU-Synexus, Inc., a Delaware corporation ("DAOU-Synexus"), DAOU-TMI, Inc., a Delaware corporation ("DAOU-TMI"), DAOU-RHI, Inc., a Delaware corporation ("DAOU-RHI") and Enosus, Inc., a Delaware corporation ("Enosus"). The Company's principal executive offices are located at 5120 Shoreham Place, San Diego, California 92122; its telephone and facsimile numbers are (858) 452-2221 and
(858) 452-1338; its e-mail address is info@daou.com; and its URL is http://www.daou.com.

IT CONSULTING AND MANAGED CARE IMPLEMENTATION

         DAOU's IT consulting and managed care implementation group (IT Consulting) (formerly Technology Management Inc., and currently operated through DAOU-TMI) helps healthcare management meet their business and IT objectives and anticipate and plan their future IT needs. The group's senior consultants offer clients the benefit of overall project management vision as well as application and technical skills appropriate for specific assignments. The IT Consulting group works with its clients in a goal-directed, strategic partnership to achieve results in a timely and cost-effective manner.

         Among its specific capabilities, DAOU's management consulting group develops business plans and solves problems for healthcare IT managers, installs and integrates applications, engineers, installs and integrates infrastructure, and manages IT systems.

         In the area of general management consulting, the IT Consulting group provides counsel on business process improvement, business strategy and critical management problem solving, planning, and procurement of managed care systems, hospital systems and physician practice management systems. More than two-thirds of DAOU's consulting revenue derives from the implementation of managed care systems such as Erisco's Facets-Registered Trademark-, McKessonHBOC's Amisys-Registered Trademark-, AMISYS-Registered Trademark-, QCSI's QMACS-Registered Trademark-, and HSD's DIAMOND-Registered Trademark-systems.

         The engagement period for these services typically averages six months, but varies depending on the size and complexity of the project. Implementation projects can last one to two years.

         DAOU's contracts for these services run month-to-month, and so there is no firm backlog. However, as of March 2000, DAOU had contracted business of approximately $3,000,000 that it expects to fulfill by the end of the year.

COMMUNICATIONS INFRASTRUCTURE

         DAOU's communications infrastructure group focuses on IT infrastructure solutions for healthcare enterprises, including IDN's, hospitals and large academic medical centers. The group's services include the design and implementation of sophisticated computer networks, desktop support, and voice, video and data solutions. The group supports healthcare organizations in all stages of infrastructure design and implementations, from the requisition and purchase of hardware to the installation and support of turn-key networks.

         NETWORK DESIGN. Before installing a computer network, the Company first conducts a detailed network assessment and design to determine the network's connectivity and product requirements. DAOU's network design capabilities are maximized by supplier independence, allowing broad flexibility with hardware and software specifications. The communications infrastructure group team can customize a system platform ready to utilize the very best technologies and services available. Appropriate hardware, software, and internal/external cabling provide the backbone for efficient systems. Network design consists of network analysis and planning. Analysis services include initial assessment, inventory and evaluation of the customer's existing network, as well as site visits, interviews, data collection and preparation of schematic diagrams of the customer's network. Planning services include review of data, establishment of the organization's needs and collaborative development of a complete network design and migration strategy. The final design deliverable includes a network schematic diagram specifying and pricing all labor, hardware, software and cabling necessary to implement the network.

         NETWORK IMPLEMENTATION. DAOU's certified network implementation staff analyzes and installs computer networks, from basic local area networks to sophisticated wide area networks ("WAN"), using today's newest technologies from companies including Cisco, 3Com, Fore, and Novell. Services include the purchase, testing, delivery and installation of enterprise-wide computer network systems. The group's leading-edge technology solutions, such as the implementation of voice over Internet Protocol IP network, are targeted to meet the particular demands of the healthcare industry. Networks installed by the Company provide a variety of features and services, including switch/bridge/router configuration, PC-to-host emulation, legacy network integration, gateway installation, universal workstation design and installation, remote-site connectivity solutions, dial-up remote access solutions, document management, imaging installations, video conferencing, telecommunications and telemedicine installations. For each implementation project, the Company assigns a project management team typically consisting of a project manager, a senior engineer and other technical personnel, as well as subcontractors and third-party vendors if required. The project team creates an installation schedule, ensures compliance with established milestones, provides on-site coordination of the activities of DAOU's personnel, subcontractors and third-party vendors, tests network performance (including stress and data traffic diagnostics) and provides regular progress reports to the project manager.

         The Company's in-house laboratories allow the group to test the network's configuration, connectivity, compatibility and analyze the load and data throughput capacity of the network prior to delivery of the network to the customer site. This testing process simulates the customer's actual computing environment in accordance with the customer's software specifications, and reduces downtime risk, helping to ensure that the network installation will occur with minimal disruption to the customer's ongoing business operations. After testing is completed, DAOU installs the computer network according to the customer's specifications.

         The engagement period for design and implementation services generally ranges from three to nine months, although certain projects have required a year or more for completion, and varies depending on the size and complexity of the implementation project. The group's services are generally performed on a time and expense basis and billed semi-monthly or monthly. Certain projects, generally those with significant hardware content, are performed on a fixed-fee basis, with revenue recognized as services are performed, and billing based on certain delivery milestones.

         DESKTOP COMPUTING SERVICES. DAOU's desktop computing services group helps healthcare providers, primarily IDN's, to optimize, understand and manage the cost of desktop computing. The group's services enable customers to appropriately balance their end-user service levels with costs. The group's consultants also assist healthcare organizations in the preparation of and transition to co-source or outsource strategies for help desk, call center and IT department/facilities functions.

         DAOU's desktop computing consultants provide support for integration of desktop and network solutions, asset management services from procurement through disposal, cost of desktop computing analysis, break/fix problem resolutions, help desk analysis, virus repair processes, on-going software management audit, quality controls and end-user satisfaction measurement. The group's asset management services include asset inventory and management, PC configuration and rollout, development of hardware/software standards and technology refresh.

         The engagement period for these services generally averages six months, but varies depending on the size and complexity of the project. The group's services are normally provided to customers on a time and expense basis, with billing occurring semi-monthly or monthly. Certain projects are bid on a price per node basis and billed monthly.

         VOICE, VIDEO AND DATA SOLUTIONS. DAOU's voice, video and data solutions group provides leading-edge voice, video and data solutions to IDN's, hospitals, academic medical centers, educational institutions, architects and government organizations. The group's voice solutions include baseline assessment and detailed designs of current telecommunications hardware, software, carrier and support services. The group's consultants examine cable infrastructure, PBX systems, call centers, key systems, voice processing systems and local and long distance service. The group prepares an enterprise-wide plan to determine cost-effective wireless systems, integrated call centers and interactive voice-response programs. For voice applications, DAOU helps customers interface their local and long-range pagers, wireless phones, high-tech call centers, PBX and integrated messaging systems.

         DAOU's video solutions include the planning, design, implementation and management of total visual information systems. The group's consultants can assist in the design and implementation of clinical video solutions including telemedicine, telesurgery, teleradiology, compressed digital video and home-based triage. The group's business and educational video solutions include videoconferencing, video production, collaborative and interactive electronic meetings, distance learning, CME programs, teaching networks and electronic grand rounds.

         The engagement period for voice and video consulting services generally ranges from three to six months, but varies depending on the size and complexity of the project. The group's services are primarily provided to customers on a time and expense basis, with billing occurring semi-monthly or monthly. Certain architectural and educational projects are bid on a fixed-fee basis and billed monthly.

APPLICATION IMPLEMENTATION

         DAOU's application implementation group supplies temporary, vendor-certified consultants to hospitals and other healthcare organizations. The application implementation group's primary focus is assisting customers with the installation of third-party software applications such as McKessonHBOC STAR-Registered Trademark-, SMS INVISION-Registered Trademark-and most other commonly used healthcare software applications.

         The application implementation group provides expertise in the following areas: application implementation, project management, interim IT management, application programming, system programming, decision support and interface support. The group also supports the following service lines:

             - CORE Healthcare Information Systems ("HIS");

             - clinical systems;

             - financial systems;

             - decision support systems; and

             - interface support.

         The engagement period for these services generally averages six months, but varies depending on the size and complexity of the project. The group's services are provided to customers on a time and expense basis, with billing occurring on a semi-monthly or monthly basis.

INTEGRATION SERVICES

         DAOU's integration services group (formerly Sentient Systems, Inc., and currently operated through DAOU-Sentient) provides custom integration, data warehousing and programming solutions that allow healthcare organizations to share and access data housed across multiple platforms and environments. By developing interfaces, implementing existing interfaces, Web-enabling a system, or migrating data to more compatible systems, the integration services group provides healthcare organizations with low-cost methods of sharing data between legacy systems, on-line transaction processing systems, and off-the-shelf applications, regardless of technology platform or location. The engagement period for these services generally ranges from nine to twelve months, but varies depending on the size and complexity of the project.

         The group's consultants are experienced in healthcare information systems (financial, clinical and management) for hospitals, HMOs, insurers, clinics and physician offices. This group offers expertise in three specific healthcare application areas:

- Government healthcare systems, including the Department of Defense, Health Affairs, the Department of Veterans Affairs and the Department of Indian Health Services;

- Clinical/financial application systems for laboratory, pharmacy, radiology, nursing, medical records, DRG, materials management, patient accounting, medical billing, HIS and physician practice management for hospitals, clinical and physician's offices; and

- Managed care support including conversion and development projects for health plans, insurance companies and managed care organizations migrating to new enterprise applications.

         During 1999, this group achieved a number of significant accomplishments. In the government area, the group achieved a breakthrough into the Department of Defense Health Affairs (DoD) arena, providing application/system integration, application development services and the Enosis Integration Engine. DAOU-Sentient provided DoD Health Affairs a site license for approximately $1.5 million to integrate DoD's health systems with commercial-off-the-shelf packages. In the clinical area, the group established relationships with major clinical information system vendors. The group also expanded DAOU's healthcare focus by providing services to a new healthcare segment, Contract Research Organizations (CROs). For the managed healthcare area, the group completed several successful conversion projects for clients migrating to new enterprise applications.

OUTSOURCING

         DAOU's outsourcing group provides support and management services that are designed to maintain the effective performance of a customer's computer network system, as well as I/S function outsourcing services, such as desktop outsourcing, that are designed to manage a customer's information services functions. As healthcare IT systems become more complex, provider organizations are experiencing difficulties in hiring, training and retaining information technology professionals who can maintain the performance and functionality of their advanced systems. Accordingly, healthcare provider organizations have begun to outsource certain functions of their information systems departments. The Company generally provides these services in multi-year engagements on a fixed-price basis.

         TECHNICAL SUPPORT. The Company provides a 24-hour technical support hotline available seven days a week, as well as other network support resources such as on-site seminars, on-line support and continuous network monitoring in order to monitor remotely the performance of computer network systems on an ongoing basis and detect and report network problems. DAOU also informs its customers of new technological advances and network solutions that may help increase the utility and functionality of their computer network systems. The initial engagement period for the Company's existing support services typically is for one year, subject to annual renewal.

         TECHNICAL MANAGEMENT SERVICES. The Company provides a range of technical management services to manage and support its customer's computer network systems. The Company uses its technical expertise and staffing experience to package, price and deliver combinations of technical management services at collective rates that are frequently lower than if provided in-house by the customer. The engagement period for these services typically ranges from one to five years. The Company offers the following technical management services, including combinations of these services, selected by the customer to meet its specific needs:

- DAOU EMPLOYEES ON-SITE. DAOU works with the customer to assess the appropriate staffing needs to maintain and support its computer network system. The Company places its employees on-site on a full-time basis to provide network support services and ongoing training of the customer's internal staff.

- CONTINUOUS NETWORK PLANNING. DAOU's design personnel evaluate the customer's computer network system and provide recommendations for new network capabilities and capacity on an ongoing basis consistent with the evolving needs and strategy of the customer. In addition, DAOU evaluates hardware and software options, interprets research and development results, updates existing network designs and researches specific products and technologies of interest to customers. The Company provides these services subject to predetermined schedules.

- "BURST MODE" IMPLEMENTATION. DAOU provides additional technical personnel during periods of peak network requirements to accommodate and assist in network upgrade implementation or to accommodate the anticipated or unanticipated need for additional technical staff.

- TECHNICAL SUPPORT. Depending on the specific needs of each customer, the Company also provides network support services as part of its combination of enterprise network management services.

         IT FUNCTION OUTSOURCING. The Company provides IT function outsourcing services for healthcare provider organizations that elect to outsource all or a portion of their information systems functions. IT function outsourcing services involve long-term engagements where the Company may staff portions of its customers' information systems department and is responsible for the management and support of those functions. DAOU provides its IT function outsourcing services in accordance with pre-determined, detailed schedules and plans established with the customer. The Company typically provides help desk and these services in multi-year engagements on a fixed-price fee per node basis.

INTERNET AND ELECTRONIC COMMERCE

         DAOU recently formed Enosus, Inc., a Delaware corporation and wholly-owned subsidiary ("Enosus"), to provide Internet and electronic commerce ("eCommerce") services. Enosus expects to market these services to healthcare companies and other small to medium businesses seeking to outsource some or all of their Internet and eCommerce requirements. Enosus initially will target healthcare businesses nationwide though the national DAOU sales force. Additionally, Enosus will develop its own sales team that will focus on providing services to eHealth companies and supporting venture capital firm's efforts to accelerate the IT capabilities of their start-ups. The Enosus sales team will focus on venture capital firms in Seattle, San Francisco, San Jose, Los Angeles, Irvine, San Diego, Austin, Boston, New York, Philadelphia, Washington, D.C., Raleigh and Atlanta.

         Enosus offers three categories of services:

- innovation services to assist customers in finding innovative solutions to their eBusiness needs;

- engineering services that will utilize project managers, programmers, database administrators, network designers, Internet-call centers and telecommunications specialists to implement the solutions devised by innovation services; and

- operations services to assist customers in maintaining these solutions over the long term by providing hosting, system monitoring, security, technical support and maintenance services.

         In addition, Enosus intends to utilize the Company's existing service offerings to provide data, voice and video services to its customers. Enosus initially will be forced to outsource certain services, but intends to recruit the necessary employees to implement its end-to-end services strategy.

         Enosus has applied for trademark protection on the name "Enosus" as well as the phrase "Because the Internet Waits for No One."

DAOU ADVISORY BOARD

         In 1994, the Company established its Advisory Board (the "Advisory Board"), a non-governing body currently comprised of 15 chief information officers ("CIOs") of various healthcare provider organizations. The Advisory Board meets annually and the members confer separately with the Company periodically to provide advice on issues and trends in the healthcare industry and emerging technologies, as well as to provide strategic direction and feedback regarding the Company's current and future services. Members of the Advisory Board are reimbursed for travel, lodging and meal expenses incurred in connection with attendance at the Advisory Board's sessions. Ward Keever, the CIO of the University of Pennsylvania, serves as the Chairman of the Advisory Board.

RECRUITING AND TRAINING OF TECHNICAL EMPLOYEES

         The Company dedicates significant time and resources to recruit, train and retain qualified technical personnel, including consultants, engineers and technicians providing IT Consulting, managed care implementation, application implementation, integration, communications infrastructure, outsourcing and Internet services. The Company maintains an internal recruiting team to attract technical personnel.

         The Company's technical staff undergoes extensive training and maintains certifications from leading IT technology vendors such as Cisco Systems, Erisco, Everdream, Fore, HSD, Novell, Lotus, Microsoft, Network Engines, Oracle, Premier, Sybase System, STC, Sunquest, 3Com, McKessonHBOC, SMS, and other leading application vendors. In addition, the Company is a member of leading technological forums and organizations, including HRDI, the ATM Forum, the CHIM Telecommunications Committee, the HL7 Committee and the BICSI Organization.

         The Company believes that its future success will depend in large part on its ability to hire, train and retain qualified technical personnel who together have expertise in a wide array of sophisticated IT solutions and a broad understanding of the healthcare provider organizations that the Company serves. Competition for qualified technical personnel is intense and is expected to increase. Consequently, there can be no assurance that the Company will be successful in attracting and retaining such personnel. Any inability of the Company to hire, train and retain a sufficient number of qualified technical personnel could impair the Company's ability to adequately manage and complete its existing projects or to obtain new projects, which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Risk Factors-- THE COMPANY MAY NOT MANAGE SUCCESSFULLY ITS BUSINESS OPERATIONS IF IT FAILS TO HIRE, TRAIN AND RETAIN QUALIFIED COMPUTER NETWORK ENGINEERS, SOFTWARE APPLICATION CONSULTANTS AND KEY MANAGEMENT EMPLOYEES."

         Each technical employee is required to enter into a confidentiality and proprietary information agreement with the Company designed to protect the Company's trade secrets and other confidential information during and subsequent to employment with the Company. Any significant loss of employees to a competitor could have a material adverse effect on the Company's business, financial condition and results of operations

SALES AND MARKETING

         The Company's communications infrastructure, application implementation, outsourcing and eHealth sales are generated primarily from corporate-managed regional sales organizations located in the west, central, northeast and southeast regions of the United States. A vice president manages each regional organization and oversees the development of new customers and the management of existing customers by local business development directors.

         While the corporate-managed sales team generally sells to providers (IDNs, hospitals, academic medical centers and large clinics), each of the Company's business units maintain smaller, dedicated business development teams dedicated to pursuing opportunities within specific healthcare IT technology market segments. DAOU's IT Consulting subsidiary sales team markets its services primarily to payor organizations (managed care and insurance companies) and has also created and resourced a HIPAA practice comprised of multidisciplinary talent from all of DAOU's business divisions. DAOU's set of security-focused products and services, enhanced through a recent resale agreement with respect to Celotek Corporation's CellCase encryption devices, positions the Company to help customers respond to HIPAA's requirements and to support secure eBusiness-based initiatives in the healthcare arena. The Company's integration subsidiary sales team markets its services to clinical and governmental organizations. Enosus, the Company's eCommerce and Internet solutions provider subsidiary, maintains a dedicated sales team to market its Internet professional services and solutions to organizations executing an eBusiness strategy and "dot.com" companies.

         The Company seeks to establish long-term relationships with its customers by providing high levels of service and by becoming an integral part of their IT operations. The Company focuses its sales and marketing efforts on the CIOs and other technology decision-makers of IDNs, hospitals, managed care and insurance companies and other healthcare provider organizations. The Company relies upon its reputation in the marketplace, the personal contacts and networking of its professionals and the various programs of its marketing department to develop new business opportunities. The Company also receives sales leads directly from consultants, value added resellers ("VARs"), and product and service vendors.

         The principal objectives of the Company's marketing department are to increase the Company's market presence, provide strategic direction and generate sales leads. Based primarily on valuable feedback from customers, HRDI, the Advisory Board, and other trusted advisors, DAOU's marketing program is centered around the corporate positioning of DAOU as the single source for healthcare information technology solutions principally focused on improving the cost, quality and access of healthcare clients. As a supplement to the direct selling efforts of the Company, the marketing department has developed various programs that include advertising campaigns, tradeshow participation, direct mail campaigns, public relations programs, marketing research and communications and the development of sales presentation materials. Public speaking engagements and the publication of technical articles and reports directed to the healthcare information technology industry enhance the Company's marketing efforts. The Company's marketing group is also responsible for the continued development of the Company's presence on the Internet as a new marketing channel.

         The Company has entered into marketing agreements with LAN Vision Systems, IDX Systems Corporation and Health Systems Technologies, each of which market the Company's services to their respective customer bases. The Company also has entered into a marketing alliance with STC Corporation ("STC"), whereby, as one of STCs preferred information system integration vendors, the Company offers computer network design, implementation and support services to STC's customers. The Company intends to pursue additional marketing agreements, joint ventures and alliances as part of its marketing plan. In addition, Enosus recently entered into a strategic relationship with Viador Inc., a leader in the Enterprise Information Portal (EIP) market, to provide healthcare and non-healthcare customers with secure, web-based access to enterprise-wide information.

COMPETITION

         The healthcare IT services industry is comprised of a large number of participants and is subject to rapid change and intense competition. The Company's competitors include:

             -  consulting companies;

             -  information technology vendors;

             -  VARs;

             -  system integrators;

             -  local and regional network services firms; and

             -  telecommunications providers and network equipment vendors.

         Many of the Company's competitors have significantly greater financial, technical and marketing resources and greater name recognition than does the Company. The Company's competitors include consulting firms such as First Consulting Group, Inc., and Superior Consultant Holdings Corporation; healthcare information technology companies such as McKesson HBOC and Shared Medical Systems Corporation; hardware firms such as Cisco Systems, Inc., FORE Systems Inc., 3Com Corporation and Integrated Systems Solution Corporation, a division of International Business Machines Corporation; and networking/telecommunications firms such as GTE Corporation, AT&T Corporation and Sprint Corporation. Each DAOU business segment competes against a different group of companies. For example, the integration services group competes against the information technology companies and consulting firms, but has little competition with hardware or networking telecommunication firms. Enosus competes against consulting firms and pure Internet services firms such as IXL, Sapient, Appnet, etc. In addition to these major companies, the Company also competes with smaller regional IT systems firms, which have a niche in selected geographical areas of the country. In addition, the Company has faced, and expects to continue to face, additional competition from new entrants into its markets. Other healthcare information technology companies not presently offering or emphasizing network systems services and large network services companies not currently focusing on healthcare may enter the Company's markets. Increased competition could result in price reductions, fewer customer projects, under-utilization of employees, reduced operating margins and loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors. The failure of the Company to compete successfully would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, most of the Company's customers have internal IT support and service capabilities and could choose to satisfy their needs through internal resources rather than through outside service providers. As a result, the decision by the Company's customers or potential customers to perform IT services internally could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Risk Factors-- INTENSE COMPETITION IN ITS INDUSTRY FROM COMPETITORS WITH GREATER FINANCIAL, TECHNICAL AND MARKETING RESOURCES COULD PREVENT THE COMPANY FROM INCREASING REVENUES AND ACHIEVING OR SUSTAINING PROFITABILITY."

         The Company believes that the principal competitive factors in the markets in which it competes include reputation, healthcare industry expertise, network performance and reliability, timely delivery of services, quality of service, responsiveness to customers, product knowledge and technological expertise, marketing, customer relationships and price. The Company believes that it is competitive with respect to the above mentioned factors.

CUSTOMERS

         The Company has provided services to over 1,300 U.S. healthcare organizations, including 50% of the top IDNs. The Company provides services to IDNs, hospitals, academic medical centers, managed care and insurance companies, government organizations and medical groups. Enosus is pursuing selective B2B opportunities outside of the healthcare industry with companies executing eBusiness strategies and "dot.com" companies.

         The Company has derived, and believes that it will continue to derive, a significant portion of its revenues from a relatively limited number of large customer contracts. For the year ended December 31, 1999, the Company's five largest customers accounted for approximately 26% of total revenues, with Saint Mary's Health Network ("SMHN") accounting for approximately 10% of total revenues. For the years ended December 31, 1998 and 1997, the Company's five largest customers accounted for approximately 19% and 22% of total revenues, respectively, with no single customer accounting for 10% or more of total revenues. See "--Risk Factors--THE COMPANY DEPENDS ON A SMALL NUMBER OF LARGE CUSTOMERS TO PROVIDE A SIGNIFICANT PORTION OF ITS REVENUES."

         In 1999, the Company's top five revenue generating customers were from the following business segments:

         1. outsourcing - full IT department;
         2. application implementation;
         3. outsourcing - co-source IT department;
         4. outsourcing - co-source IT department; and
         5. IT Consulting - managed care implementation

         The Company has transferred existing Internet related business from the Integration group to Enosus.

EMPLOYEES

         As of December 31, 1999, the Company employed 704 technology and support professionals. Of these employees, 49 were involved in IT Consulting and managed care implementations, 75 in communications infrastructure, 201 in application implementation, 108 in integration services, 198 in outsourcing and 73 in sales and marketing, finance, human resources, recruiting and administrative. To support its growth, the Company employs full-time recruiters dedicated to the hiring of its technical and support professionals. In 1999, the Company initiated a referral bonus program throughout the organization to encourage employees to refer or recommend qualified professionals for employment with the Company. Referring employees are rewarded with a bonus for each candidate hired by the Company. The Company's employees are not represented by a labor union and the Company's management believes that its relationship with its employees is good.

RISK FACTORS

         An investment in DAOU's Common Stock involves a high degree of risk. In addition to the other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Prospective investors are cautioned that such statements are only predictions and that actual event or results may differ materially. Forward-looking statements usually contain the word "estimate," "anticipate," "believe", "expect" or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and entail various risks and uncertainties as those sets forth below and in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those projected in the forward-looking statements.

THE COMPANY MAY NOT MANAGE SUCCESSFULLY ITS BUSINESS OPERATIONS IF IT FAILS TO HIRE, TRAIN AND RETAIN QUALIFIED COMPUTER NETWORK ENGINEERS, SOFTWARE APPLICATION CONSULTANTS AND KEY MANAGEMENT EMPLOYEES.

         DAOU's business strategy depends in large part on the services of its key management and technical personnel such as computer network engineers and software application consultants. These personnel are in short supply, and the competition for their services is intense. This shortage is especially acute for senior network engineers and software application consultants who have experience in and understand the hospitals, integrated healthcare delivery networks and other healthcare provider organizations that the Company serves, and for the programmers, database administrators, network engineers and system analysts with internet and electronic commerce experience that the Company intends to recruit for Enosus. DAOU's business also requires that its employees learn and implement the latest technical applications and innovations for its customers. In addition, the Company has experienced significant turnover among its technical personnel due in part to the significant time and travel demands and increased competition for their services. Furthermore, DAOU will be transferring certain technical personnel to Enosus, many of whom will need to be replaced. Any inability to hire, train and retain a sufficient number of qualified computer network engineers, programmers, database administrators (DBA's), eBusiness specialists, network engineers, and system analysts with internet and electronic commerce experience, could impair its ability to adequately manage and complete its existing projects or to obtain new customers and projects. DAOU's failure to retain key personnel or to attract additional qualified employees could materially and adversely affect its ability to deliver services to its customers in a timely and effective manner, if at all.

          In addition, during this calendar year, the Company has experienced turnover in its senior management. In March 1999, the Company appointed Larry Grandia to serve as its President, replacing Daniel Daou; and, in June 1999, the Company appointed Mr. Grandia as its Chief Executive Officer, replacing Georges Daou. In addition, in September 1999, the Company appointed Donald Myll as its Chief Financial Officer, replacing Fred McGee. In early 1999, the Company also transitioned its Vice President of Human Resources to other duties. This transition of management personnel may adversely affect its operating performance, given the diversion of management's attention from operational to recruitment activities and the time required for new senior personnel to assimilate and manage effectively its business operations.

THE COMPANY DEPENDS ON A SMALL NUMBER OF LARGE CUSTOMERS TO PROVIDE A SIGNIFICANT PORTION OF ITS REVENUES.

         The Company receives a significant portion of its revenues from a relatively limited number of large customer contracts, and expects this pattern to continue in the future. As a percentage of total revenues, its five largest customers accounted for approximately 26% for the year ended December 31, 1999, 19% for the year ended December 31, 1998, 22% for the year ended December 31, 1997; and 27% for the year ended December 31, 1996.

         The loss of any large customer could materially and adversely affect its revenues and financial condition. In particular, three of its large information technology customers represented approximately 19% of total revenues during the year ended December 31, 1999. If the Company loses one of these outsourcing customers, then the Company will face significant challenges in finding other engagements on which to staff these employees. Delays in reassigning and the resulting under-utilization of these employees would impact negatively its operating results and financial condition.


INTENSE COMPETITION IN ITS INDUSTRY FROM COMPETITORS WITH GREATER FINANCIAL, TECHNICAL AND MARKETING RESOURCES COULD PREVENT THE COMPANY FROM INCREASING REVENUES AND ACHIEVING OR SUSTAINING PROFITABILITY.

         The industry for healthcare information technology services has a large number of participants and is subject to rapid change and intense competition. In addition, many of its competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. The Company currently competes against:

             - consulting firms such as First Consulting Group, Inc. and Superior Consulting Holdings Corporation and the consulting divisions of the major accounting firms;

             - healthcare information technology companies such as McKesson HBOC and Shared Medical Systems Corporation;

             - system integrators such as Science Applications International Corporation, Electronic Data Systems Corporation and Perot Systems Corporation;

              - telecommunications providers and network equipment vendors; and

              - eCommerce consulting firms such as IXC, Scient, Viant and
                Razorfish.

         The Company also competes with smaller regional network services firms in selected geographical areas of the country. In addition, the Company has faced, and expects to continue to face, additional competition from new entrants into its markets, such as other healthcare information technology companies not presently offering or emphasizing network systems services and large network services companies not currently focusing on healthcare. Increased competition could result in price reductions, fewer customer projects, under-utilization of employees, reduced operating margins and loss of market share, any of which could materially and adversely affect its business, financial condition and results of operations. The Company cannot assure you that it will compete successfully against current and future competitors.

         The Internet and eCommerce services industry is new, rapidly evolving and intensely competitive, and DAOU expects this competition to intensify in the future. Barriers to entry are minimal, and competitors may develop and offer similar services in the future. Although the Company believes that there may be opportunities for several providers of services similar to those offered by Enosus, a single provider may dominate the market. The Company's business, financial condition and operating results could be severely harmed if Enosus does not compete successfully against current or future competitors. In addition to the competition for small business customers, Enosus faces competition in entering into strategic alliances with outside service providers. Most of Enosus' current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in business and Internet markets and significantly greater financial, marketing, technical and other resources. Enosus' competitors may be able to devote significantly greater resources to marketing and promotional campaigns, may adopt more aggressive pricing polices or may try to attract users by offering products or services for free or below their cost, and may devote substantially more resources to develop new services.

MANY FACTORS HAVE CAUSED AND WILL CONTINUE TO CAUSE ITS FINANCIAL RESULTS TO FLUCTUATE.

         The Company has experienced significant quarterly fluctuations in its operating results mainly due to: shift in demand for the Company's services; difficulties in successfully integrating its acquired companies; the commencement and completion of large fixed fee contracts; and the closure and wind down of operating units. Variations in its revenues and operating results may continue from time to time, due to various factors, including:

             - the failure to achieve a successful sales program and to secure and deliver new customer contracts at the budgeted rate;

             - industry spending patterns and market conditions that may affect adversely the buying decisions of the Company's current and prospective customers, such as the uncertain level of spending on information technology before and after the year 2000 conversion, the continued consolidation among healthcare provider entities and the projected reduction in reimbursements available to healthcare providers;

              - the relatively longer sales cycle in obtaining new customers and larger contracts;

              - the timing and extent of employee training or the loss of key employees;

              - competition;

              - government regulations;

              - the reduction in size, delay in commencement, interruption or termination of one or more significant projects;

              - the loss or termination of preferred partnership relationships with software vendors or hospital groups;

             - the failure to estimate accurately the resources required to complete new or ongoing projects, including increased labor costs due to delays in project delivery schedules;

             - the commencement or completion during a quarter of one or more significant projects;

              - variations in the product or professional service content of the
                Company's projects;

              - the development and introduction of new services;

              - the continued effect of acquisitions, including additional administrative staffing and other increased infrastructure requirements to integrate the newly acquired companies; and

              - the effect of negative publicity relating to the Company's litigation and operations.

         Although the Company's revenues fluctuate from quarter to quarter, the substantial majority of its operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed. The Company expect these costs to increase in the future as it intends to grow its business and correspondingly expand its resources, such as additional programmers, database administrators, network engineers and system analysts and other employees and new offices, systems and other infrastructure. Accordingly, a variation in the timing of the commencement or completion of customer projects or contracts, particularly at or near the end of any quarter, may cause significant variations in operating results from quarter to quarter and could result in losses for a particular quarter. In addition, an unanticipated delay or termination of a major project or contract, or a series of smaller projects or contracts, could require it to maintain or terminate under-utilized employees, which could result in higher than expected expenses during a quarter.

THE COMPANY MAY BE REQUIRED TO REDEEM THE SERIES A PREFERRED STOCK, WHICH WOULD REDUCE SIGNIFICANTLY THE COMPANY'S LIQUIDITY AND WORKING CAPITAL AND COULD FORCE THE COMPANY TO SCALE BACK ITS OPERATIONS.

         The holders of the Series A Preferred Stock have the right to cause the Company to redeem their stock for an aggregate amount equal to $12.3 million, plus accrued dividends, upon the occurrence of certain events that are outside the Company's control. This amount constitutes more than 77% of the Company's available cash and more than 37% of the Company's current working capital. If the Company is forced to redeem the Series A Preferred Stock, then the Company may be forced to raise additional capital in order to continue its current level of operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may not be able to raise additional capital on terms favorable to the Company, if at all.

THE COMPANY MAY EXPERIENCE DISRUPTIONS IN ITS BUSINESS OPERATIONS AND INCREASED EXPENSES IF IT DOES NOT MANAGE EFFECTIVELY ITS RECENT GROWTH AND ACQUISITIONS.

         DAOU's revenue growth and acquisitions during the last few years have placed significant demands on its management, operational, technical, financial and other systems and resources. This growth has:

             -  increased its working capital funding requirements;

             -  caused it to expand its efforts to recruit qualified personnel;

             -  forced it to expand its operational capacity; and

             - resulted in new and increased responsibilities for management personnel.

         During 1997 and 1998, the Company acquired 11 companies through pooling-of-interests mergers. The Company continues to face significant challenges and risks relating to these acquisitions, including the standardization of diverse management information and accounting systems and the training and retention of employees who work at various Company and customer sites throughout the United States. To more effectively manage its various business divisions, the Company is implementing new enterprise resource planning software that is designed to coordinate accounting, utilization management, purchasing and other management functions. The Company expects to complete its transition to the new software by the second quarter of 2000. However, this software may not adequately integrate the operations of its business divisions, and the Company may experience disruptions in its operations during the transition to the new software.

         The Company must continue to improve its operational, financial and internal systems to accommodate the anticipated increase in the number of projects and customers and the increased size of its operations, workforce and facilities. In addition, the Company continues to analyze and determine which processes and functions require standardization across the Company, such as common billing, collection and contract procedures, and which functions are better managed independently by the operating divisions. The Company cannot assure you that it will address successfully the demands caused by its recent growth and acquisitions.

THROUGH ENOSUS, THE COMPANY WILL ENTER INTO AN ENTIRELY NEW BUSINESS SEGMENT AND WILL ENCOUNTER NUMEROUS RISKS ASSOCIATED WITH THIS NEW INDUSTRY; THE COMPANY'S PRIOR OPERATING HISTORY MAY NOT BE A MEANINGFUL GUIDE TO EVALUATING THE FUTURE PERFORMANCE OF ENOSUS.

         Prior to the formation of Enosus, the Company primarily provided information technology services to the healthcare industry. In January 2000, Enosus began to offer Internet and eCommerce services to its traditional healthcare customers and to other non-healthcare related entities. However, the Company may not implement successfully Enosus' business model. This risk is heightened because the Company is operating in the new and rapidly evolving Internet and eCommerce services market. The Company's historical results of operations do not reflect its new service offerings, and could be materially and adversely affected if the Company fails to implement successfully the Enosus business plan.

ENOSUS INITIALLY WILL DEPEND ON AGREEMENTS WITH OUTSIDE SERVICE PROVIDERS TO PERFORM CERTAIN INTERNET AND ECOMMERCE SERVICES THAT IT INTENDS TO OFFER TO ITS CUSTOMERS.

         Although Enosus intends to offer end-to-end Internet and eCommerce services to its customers, the Company does not believe that Enosus initially will have all of the necessary employees in place to perform each of these services. Accordingly, Enosus will need to enter into agreements with outside service providers to fulfill certain Internet and eCommerce services until it can recruit these necessary employees. If these outside service providers fail to provide Enosus' customers with quality service, then Enosus may lose the affected customers. In addition, if Enosus loses one or more of these service providers, even for a short period of time, then Enosus may not provide its customers certain Internet and eCommerce services that it is contractually obligated to provide.

THE SUCCESS OF ENOSUS WILL DEPEND ON THE INCREASED ACCEPTANCE AND USE OF THE INTERNET AS A MEDIUM OF COMMERCE.

         The ability of Enosus to grow its revenues will depend on the increasing use of the Internet as a medium of commerce. If the Internet fails to grow at anticipated rates, then Enosus' business will be materially and adversely affected. Rapid growth in the use of the Internet is a recent phenomenon, and, as a result, acceptance and use of the Internet may not develop at projected rates. If the Internet is not broadly adopted as quickly as Enosus anticipates, then its ability to increase revenues will be materially and adversely affected. A number of factors could prevent the acceptance and growth of electronic commerce, including:

             - electronic commerce is at an early stage and buyers may be unwilling to shift their traditional means of obtaining business services;

             - increased government regulations or taxation may adversely affect the viability of electronic commerce;

              - insufficient availability of telecommunications services or changes in telecommunication services may result in slower response times; and

              - adverse publicity and consumer concern about the reliability, cost, ease of access, quality of service, capacity, performance and security of electronic commerce transactions could discourage its acceptance and growth.

THE COMPANY'S CUSTOMERS CAN TERMINATE, WITHOUT PENALTY, SOME OF THEIR FIXED-PRICE AND OUTSOURCING CONTRACTS.

         Although the Company enters into multi-year contracts with many of its customers, certain of its fixed-price and outsourcing customers can reduce or cancel their use of its services before the end of the contract term. In addition, the Company has provided and expects to continue providing services to customers without long-term contracts. When a customer defers, modifies or cancels a project, the Company must rapidly redeploy its technical and other personnel to other projects to minimize the under-utilization of employees and the resulting adverse impact on its operating results. Furthermore, its operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, any termination, significant reduction or modification of its business relationships with any significant customers or with a number of smaller customers could materially and adversely affect its operating results.

FUTURE SALES OF THE COMPANY'S COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT THE PRICE OF ITS COMMON STOCK AND ITS ABILITY TO RAISE ADDITIONAL EQUITY CAPITAL.

         The sale of substantial amounts of its common stock in the public market, the prospect of these sales or the sale or issuance of convertible securities or warrants could affect adversely the market price of the Company's common stock. Of the 17,712,368 shares outstanding as of March 21, 2000, 12,989,536 shares of common stock are freely tradable without restriction in the public market, unless the shares are held by "affiliates" of the Company as defined in Rule 144 under the Securities Act of 1933, or are otherwise required to comply with specific sale volume limitations and other restrictions under Rule 144. The remaining 4,722,832 shares are "restricted securities" as defined in Rule 144. In September 1999, the Company recently registered 2,750,000 shares of common stock that will be freely tradable upon conversion of the 2,181,818 outstanding shares of series A convertible preferred stock. In addition, the Company has registered on a form S-8 registration statement an aggregate of 4,000,000 shares of common stock under the DAOU Systems, Inc. 1996 Stock Option Plan. As of March 21, 2000, an additional 550,000 shares of common stock were subject to other outstanding stock options.

THE COMPANY MAY BE SUED IF ITS COMPUTER NETWORK SYSTEMS FAIL TO PROVIDE ACCURATE, RELIABLE AND TIMELY INFORMATION TO HEALTHCARE PROVIDERS.

         DAOU's computer network systems are designed to provide access to and accurate delivery of a wide range of information within a healthcare provider organization, including information used by clinicians in the diagnosis and treatment of patients. If a computer network system that the Company installed or maintains fails to provide accurate, reliable and timely information to a patient's healthcare provider, and, as a result, that patient is injured, then either the patient or the healthcare provider might bring a claim against the Company based on its installation or management of the computer network system. In addition, the Company may be sued if a patient is injured because of a service that the Company have performed or failed to perform for the healthcare provider organization. Although the Company maintains errors and/or omissions insurance, this insurance coverage may not adequately cover any claims asserted against the Company. In addition, appropriate insurance may not continue to be available to the Company in the future at commercially reasonable rates.

THE COMPANY MUST CONTINUALLY OFFER SERVICES AND PRODUCTS THAT MEET ITS CUSTOMERS' DEMANDS, AS NEW TECHNOLOGIES OR INDUSTRY STANDARDS COULD RENDER ITS SERVICES OBSOLETE OR UNMARKETABLE.

         The Company receives a significant portion of its revenues from projects based on complex computer networks. The markets for computer network products and services are continuing to develop and are characterized by rapid change. The Company cannot make assurances that products, systems or technologies developed by third parties will not render one or more of its services noncompetitive or obsolete. DAOU's success will depend on its ability to offer services and products that keep pace with continuing changes in technology, evolving industry standards and the changing preferences of its healthcare customers. The Company cannot assure that it will successfully address these developments.

THE COMPANY MAY BE ADVERSELY AFFECTED BY UNEXPECTED YEAR 2000 COMPLIANCE ISSUES.

         Although the Company has not experienced any significant disruptions in its critical information technology and non-information technology systems, there can be no assurance that no year 2000 related disruptions will arise in the future. In addition, the Company may face claims and increased obligations under its sales, service, and maintenance agreements with its customers if vendors, manufacturers and service providers of Third-Party Products do not: (i) remediate successfully Third-Party Products affected by the year 2000, or (ii) adequately indemnify the Company or provide pass-through warranties to its customers for products re-sold, installed and maintained by the Company. Any such claims could affect materially and adversely the Company's business, results of operations and financial condition.

         The Company may also be exposed to potential liability as a result of year 2000 compliance claims arising in connection with certain sales, service, and maintenance agreements, that could result in increased claims from the Company's customers, including defense and indemnity of third-party claims against customers related to year 2000 readiness, as well as direct claims against the Company by third parties. Any of these unexpected year 2000 compliance problems could impact materially and adversely the Company's business, results of operations and financial condition.

FIXED-PRICE AND FIXED-TIME FRAME CONTRACTS MAY ADVERSELY AFFECT ITS PROFITABILITY IF THE COMPANY DOES NOT ACCURATELY ESTIMATE THE RESOURCES AND TIME REQUIRED TO COMPLETE THESE CONTRACTS.

         The Company offers a portion of its computer network system and consulting services on a fixed-price, fixed-time frame basis. Consequently, the Company bears the risk of cost over-runs in connection with these projects. DAOU's failure to estimate accurately the resources and time required for a project or its failure to complete its contractual obligations within the committed fixed-time frame could reduce its profit or cause a loss. In addition, the amount of time that it takes to complete a project often depends on factors outside of its control, including the customer's existing information technology systems or the customer's lack of resources to devote to the project. The Company might not achieve the profitability and staff utilization that it expects under its fixed-price and fixed-time contracts, and may even incur losses on these contracts in the future.

THE COMPANY'S LONG SALES AND PROJECT DELIVERY CYCLES EXPOSE IT TO POTENTIAL LOSSES.

         DAOU's sales process for network projects is often subject to delays associated with the lengthy approval process that typically accompanies significant capital expenditures by its customers. During this process, the Company expends substantial time, effort and resources marketing its services, preparing contract proposals and negotiating contracts. Any failure to obtain a signed contract and receive payment for its services after expending significant time, effort and resources could materially and adversely affect its revenues and financial condition.

THE COMPANY'S OFFICERS AND DIRECTORS HAVE THE POWER TO INFLUENCE THE ELECTION OF DIRECTORS AND THE PASSAGE OF STOCKHOLDER PROPOSALS BECAUSE THEY COLLECTIVELY HOLD A SUBSTANTIAL NUMBER OF SHARES OF ITS COMMON STOCK.

         As of March 21, 2000, the Company's executive officers, directors and affiliated persons beneficially owned approximately 34% of the outstanding shares of common stock. As a result, these stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may delay or prevent a change in control of the Company.

THE CONSOLIDATION AND CHANGING REGULATORY ENVIRONMENT OF THE HEALTHCARE INDUSTRY MAY REDUCE THE SIZE OF ITS TARGET CUSTOMER MARKET AND RESULT IN THE TERMINATION OF CUSTOMER CONTRACTS.

         The Company receives substantially all of its revenues from customers involved in the healthcare industry. Consequently, its business is vulnerable to changing conditions affecting this industry. Many healthcare provider organizations are combining through affiliation and consolidation to create larger organizations with greater regional market power and are forming affiliations for purchasing products and services. This consolidation could reduce its target market and result in the termination of customer contracts. In particular, some of its customers have scaled back or terminated their relationship with the Company following their acquisition, and this trend may continue in the future. Moreover, consolidated enterprises or affiliated enterprises may try to use their greater bargaining power to negotiate reductions in the amounts paid to the Company for its services. Any reduction in the size of its target market or failure to maintain adequate price levels could materially and adversely affect its revenues and financial condition. In addition new regulations governing the standardization and security for healthcare information under the recently enacted Health Insurance Portability and Accountability Act (HIPAA) could significantly impact the amount, timing and types of services requested by customers.

         The healthcare industry also is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of participants in the healthcare industry. For example, recent federal legislation may reduce the reimbursements available for hospitals. Reduced reimbursements may negatively impact the spending patterns and demand for its information technology services. The Company cannot predict with any certainty what impact these developments could have on its business.

MANY FACTORS RELATED TO THE COMPANY'S BUSINESS OPERATIONS AND INDUSTRY COULD IMPACT ITS FUTURE STOCK PRICE, CAUSING WIDE FLUCTUATIONS IN VALUE AND SIGNIFICANT VOLATILITY.

         Based upon the historical performance of its common stock, the Company anticipates that the future price of its common stock may be subject to wide fluctuations because of announcements of:

              - quarterly fluctuations in its operating results;

              - changes in earnings estimates by analysts;

              - negative publicity relating to its litigation and operations;

              - strategic relationships or acquisitions;

              - new customer contracts or services by the Company or its competitors;

              - general conditions in the market for computer network services;

              - healthcare industry and general market conditions; and

              - changes in its pricing policies or those of its competitors.

         In addition, in recent years, the stock market in general and the shares of technology companies in particular have experienced extreme price fluctuations. Fluctuations in the price of the Company's shares of common stock may be disproportionate or unrelated to its operating performance and may affect adversely the market price of its common stock.

PROVISIONS OF DELAWARE LAW AND THE COMPANY'S CERTIFICATE OF INCORPORATION AND BYLAWS MAY DETER PREVENT OR DELAY TAKEOVER ATTEMPTS AND A CHANGE OF CONTROL OF THE COMPANY.

         A number of provisions of Delaware law and the Company's certificate of incorporation and bylaws could delay, defer or prevent a change in control of the Company and could limit the price that some investors might be willing to pay in the future for shares of its common stock. These provisions:

             - prohibit the Company from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless specific conditions are met;

              - permit its board of directors to issue shares of preferred stock without stockholder approval on the terms as its board may determine;

              - provide for a classified board of directors;

              - eliminate the right of its stockholders to act by written consent without a meeting;

              - require advanced stockholder notice to nominate directors and raise matters at the annual stockholders meeting;

              - eliminate cumulative voting in the election of directors; and

              - allow for the removal of directors only for cause and with a two-thirds vote of its outstanding shares.

ITEM 2:   DESCRIPTION OF PROPERTIES.

The Company leases the following office space for its principal administrative, operating, support and training facilities:

                            APPROXIMATE
LOCATION                   SQUARE FOOTAGE     EXPIRATION              PRINCIPAL USE
----------------------- --------------------- ----------------------- ---------------------------------------
San Diego, CA                  38,000         February 2005           Corporate office facility           (1)
Kensington, MD                 30,000         February 2001           Operating and support facilities
Alexandria, VA                 21,000         May 2005                Operating and support facilities    (1)
Indianapolis, IN                5,100         April 2000              Operating and support facilities
Mountainside, NJ                4,000         November 2003           Operating and support facilities    (1)
Exton, PA                       3,700         January 2003            Operating and support facilities
Naperville, IL                  1,853         November 2000           Operating and support facilities
Norristown, PA                  3,122         April 2001              Operating and support facilities    (1)

(1) Portions of the property have been subleased.

         In addition, the Company has leased executive offices in several locations in the United States to provide regional sales and support activities to its customers. The Company continually evaluates the adequacy of its existing facilities and believes that its current and planned facilities will be adequate for the next twelve months.

ITEM 3:   LEGAL PROCEEDINGS.

         Gary Colvin, an ex-employee of the Company, filed a lawsuit on February 25, 1997 against the Company and certain of its officers and directors in the U.S. District Court of the Southern District of California (Colvin v. DAOU Systems, et al.). The complaint alleged various causes of action, including wrongful termination, civil rights violations, breach of contract, fraud and violations of wage & hour laws. On February 9, 1998, the parties stipulated to the dismissal of the ex-employee's remaining Federal claim under the Fair Labor Standards Act. As a result, on March 4, 1998, the lawsuit was dismissed without prejudice after the court declined to exercise supplemental jurisdiction over the remaining state law claims. On March 31, 1998, the plaintiff re-filed in state court (Colvin v. DAOU Systems, Inc., et., al.). On March 19, 1999, the Company received a verdict in its favor on all causes of action. Mr. Colvin has appealed this verdict, but the state appellate court has not yet set a briefing schedule or a hearing date.

         On September 18, 1997, seven present and/or former employees of the Company filed a lawsuit in the Superior Court of the State of California for the County of San Diego, titled Smyth, et al. v. DAOU Systems, Inc. (Case No. 714187), purporting to represent a class of all present and former DAOU employees classified as exempt from overtime pay requirements within the preceding three years. The plaintiffs claim that they and other exempt employees were not actually exempt under Federal and California law from overtime pay and are entitled to pay for unpaid overtime and penalties in an unstated amount. The plaintiffs also claim that, in response to their filing complaints with the Labor Board for the State of California, they were subjected to retaliatory discrimination by the Company. In October 1997, the Company successfully removed the lawsuit to the United States District Court for the Southern District of California. The plaintiffs' application for class certification was denied by the court, and one of the seven plaintiffs subsequently dismissed his claim and withdrew from the lawsuit. Trial is currently scheduled to begin on May 2, 2000. As of the date of this report, the potential amount of exposure to the Company from this lawsuit, in the event of an unfavorable outcome, cannot be estimated. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously.

         On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs and they filed an amended consolidated complaint on February 24, 1999. The new complaint realleges the same theory of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. These complaints were brought on behalf of a purported class of investors in the Company's Common Stock and do not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss that was filed on February 22, 2000 in the federal litigation. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

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

                                  Common Stock

                                                 HIGH            LOW
                                                 ----            ---
1999
1st Quarter                                      $ 9.063        $ 5.125
2nd Quarter                                        6.500          4.563
3rd Quarter                                        5.750          4.063
4th Quarter                                        5.500          2.750



1998
1st Quarter                                     $ 31.000        $16.250
2nd Quarter                                       23.656         15.063
3rd Quarter                                       23.438          5.750
4th Quarter                                        7.000          3.438


         On March 21, 2000, the closing bid and ask prices of the Company's Common Stock were $4.438 and $4.875, respectively. As of March 21, 2000, there were 111 holders of record of common stock.

DIVIDEND POLICY

         DAOU has never declared nor paid cash dividends on its capital stock. The Company currently intends to retain any earnings for future growth and, therefore, does not intend to pay any cash dividends in the foreseeable future.

         Holders of the Series A Redeemable Preferred Stock are entitled to receive cumulative dividends at the rate of six percent per annum, payable in the form of shares of Series A Preferred Stock.

RECENT SALES OF UNREGISTERED SECURITIES

SERIES A REDEEMABLE PREFERRED STOCK

         On July 26, 1999, the Company issued an aggregate of 2,181,818 shares of its Series A Preferred Stock to Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P., for aggregate proceeds of $12,000,000. The Series A Preferred Stock is convertible at the option of the holder into Common Stock at a conversion price of $5.50 per share (subject to adjustment), and automatically converts at the adjusted conversion price if the closing price of the Common Stock equals or exceeds $11.00 per share (after adjustments for any stock split, dividend, combination or other recapitalization) for 20 consecutive trading days after July 26, 2000. The holders of the Series A Preferred Stock may cause the Company to redeem their shares upon the occurrence of (i) the resignation of Larry Grandia as Chief Executive Officer of the Company, (ii) the failure of the Company to hire a replacement for Larry Grandia as Chief Executive Officer within 180 days of his termination as Chief Executive Officer, or (iii) the failure of Georges Daou or Daniel Daou to vote their shares of Common Stock in favor of a merger transaction or a liquidation of the Company if the majority of the Company's board of directors has approved such merger transaction or liquidation. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an initial annual rate of 6%. This annual rate will increase by 1% per year after July 26, 2001, up to a maximum annual rate of 12%. The dividends on the Series A Preferred Stock, which accrue and are payable semi-annually, are payable in additional shares of Series A Preferred Stock valued at $5.50 per share.

         The shares of Series A Preferred stock were sold in a private placement to accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act").

         The Company registered 2,750,000 shares of Common Stock for resale upon the conversion of the shares of Series A Preferred Stock. The related Registration Statement on Form S-3 (file no. 33-87103) was declared effective by the SEC on October 25, 1999.

OPTIONS ISSUED UNDER THE 1996 STOCK OPTION PLAN

         Between January 1, 1999 and December 31, 1999, the Company granted options to purchase 541,500 shares of its Common Stock to certain of its officers and employees. These options are exercisable at prices ranging from $4.38 to $4.88 per share. These options were granted under the Company's 1996 Stock Option Plan pursuant to Section 4(2) of the Securities Act. As of the date of this report, none of these options have been exercised.

OPTIONS NOT ISSUED UNDER THE 1996 STOCK OPTION PLAN

         Between January 1, 1999 and December 31, 1999, the Company granted options to purchase 550,000 shares of its Common Stock to certain of its officers. These options are exercisable at prices ranging from $4.28 to $5.00 per share. These nonqualified stock options were granted outside of the Company's 1996 Stock Option Plan pursuant to Section 4(2) of the Securities Act. As of the date of this report, none of these options have been exercised.

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

         As of December 31, 1999, the Company has used all of the proceeds from its initial public offering toward general corporate purposes, including working capital, and toward the purchase and installation of equipment, the repayment of indebtedness and the construction of plant, building and facilities.

USE OF PROCEEDS FROM SERIES A REDEEMABLE PREFERRED STOCK OFFERING

         The net proceeds were used to retire the Company's line of credit that expired in July 1999 and approximately $5,300,000 of the Company's long term debt. The balance of the net proceeds will be used for general corporate and working capital purposes.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA.

              The following table presents selected consolidated financial data of the Company. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the other sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and the consolidated financial statements and the related notes thereto included elsewhere herein. (in thousands, except per share data):

                                                                  YEARS ENDED DECEMBER 31,
                                               1995           1996          1997            1998            1999
                                     --------------- -------------- --------------- ---------------- -----------------
Revenues                              $       36,448   $     50,327    $    68,656   $     104,784     $   103,400
Cost of revenues                              22,583         33,110         45,154          78,021          75,927
                                     ---------------------------------------------------------------------------------
Gross profit                                  13,865         17,217         23,502          26,763          27,473

Operating expenses:
   Sales and marketing                         2,928          4,166          7,780          12,203          10,398
   General and administrative                  8,930          9,945         12,425          18,456          25,071
   Merger and related expenses                     -              -            718           2,825               -
                                     ---------------------------------------------------------------------------------
   Total operating expenses                   11,858         14,111         20,923          33,484          35,469
                                     ---------------------------------------------------------------------------------

Income (loss) from operations                  2,007          3,106          2,579          (6,721)         (7,996)
Interest income,  net                            193            369            873             163             779
                                     ---------------------------------------------------------------------------------

Income (loss) before income taxes              2,200          3,475          3,452          (6,558)         (7,217)
Provision (benefit) for income taxes             889            149            947            (802)          1,761
                                     ---------------------------------------------------------------------------------
Net income (loss)                              1,311          3,326          2,505          (5,756)         (8,978)
Dividends on preferred stock                       -              -              -               -            (308)
                                     ---------------------------------------------------------------------------------
Net income (loss) available to
common stockholders                   $        1,311   $      3,326    $     2,505   $      (5,756)    $    (9,286)
                                     =================================================================================

Net income (loss) per common share:
   Basic                              $         0.11   $       0.26    $      0.15   $       (0.33)    $     (0.52)
                                     =================================================================================

   Diluted                            $         0.10   $       0.23    $      0.15   $       (0.33)    $     (0.52)
                                     =================================================================================

Shares used in computing net
   income (loss) per common
   share:
   Basic                                      12,260         12,580         16,231           17,657           17,697
                                     =================================================================================

   Diluted                                    12,548         14,385         17,246           17,657           17,697
                                     =================================================================================

Cash equivalents and short-term
   investments                        $        7,493   $      3,962    $    18,288   $       7,780     $      15,548
Total assets                                  19,735         21,672         54,105          54,517            46,060
Long-term debt, less current portion              45             32             49              26                 -
Redeemable convertible preferred stock         7,705          8,190              -               -            11,382
Total stockholders' equity                     3,498          6,304         41,837          34,775            24,974

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


OVERVIEW

         DAOU provides integrated information technology (IT) solutions and services to the U.S. healthcare and Internet professional services industries. The Company's capabilities range from strategic planning (using IT to support key business goals), to the design and integration of IT components (voice, video and data networks, application implementation, Internet infrastructure, data warehouses), to the management and delivery of operational services (IT department, desktop management, ASP services, network management), and beginning in the year 2000 to Internet solutions and professional services supporting organizations executing an eBusiness strategy.

         The Company's service offerings are segmented into the following business units:

             - IT CONSULTING AND MANAGED CARE IMPLEMENTATION (IT Consulting) - develops business plans and solves problems for managed care organizations, installs and integrates managed care applications, and manages IT systems.

             - COMMUNICATIONS INFRASTRUCTURE - focuses on the IT infrastructure in healthcare enterprises, primarily IDNs, hospitals, academic medical centers and medical groups, provides networking, desktop, and voice, video and data solutions.

             - APPLICATION IMPLEMENTATION - supplies hospitals and other healthcare organizations with temporary, certified consultants who are capable of installing and servicing approximately 90% of the most common healthcare software applications.

             - INTEGRATION SERVICES - focuses on integration of the customers information systems with existing or new infrastructure that allow healthcare organizations to share and access data housed across multiple platforms and environments.

             - OUTSOURCING - performs a full range of IT outsourcing services including co-source or outsource of call centers, help desks, desktop support, server management, network management, voice management and complete IT department outsourcing.

             - ENOSUS - provides Internet professional services and solutions to organizations executing an eBusiness strategy.

         The Company's service offerings represent aggregated end-to-end healthcare IT solutions. Depending on the specific needs of its customers, the Company's relationships may begin anywhere along the IT solution process, growing within one of the groups or developing cohesively across the complete end-to-end IT solution process from conceptualization to operation.

         The Company's gross margin with respect to fixed-fee based service contracts varies significantly depending on the percentage of such services consisting of products (with respect to which the Company obtains a lower margin) versus professional services. Payments received in advance of services performed are recorded as deferred revenues. Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition. The resulting revenues recognized in excess of amounts billed and project costs are included in contract work in progress on the Company's balance sheet.

         In 1998 and 1997, the majority of the Company's contract services were generally provided on a fixed-fee basis. Revenues on fixed-fee contracts are recognized using the percentage-of-completion method with progress to completion measured by labor costs incurred to date compared to total estimated labor costs. The Company's gross margin with respect to these contracts for services varies significantly depending on the percentage of such services consisting of third-party products (with respect to which the Company obtains a lower margin) versus professional services. In 1999, the Company began to focus on providing its professional services on a "time and expense" basis, under which revenues are recognized as the services are performed. Billings for these services occur on a semi-monthly or monthly basis. The Company also provides support and management service revenues, which are recognized ratably over the period that these services are provided.

         The communications infrastructure, application implementation, and integration services groups' projects generally range from three to six months, although certain projects have required more than a year to complete. The IT Consulting group engagements typically average six months but may vary depending on the size and complexity of the project. The outsourcing group generally provides services in multi-year engagements on a fixed-price basis.

         As a result of falling gross margins experienced with fixed-fee based contracts, the Company closed its cabling subsidiary, DAOU On-Line, Inc., formerly associated with the communications infrastructure group. During 1999, with the commencement of a five-year full IT department outsourcing contract, revenues and gross profit for the outsourcing group improved from 1998. Also, the Company often hires employees in anticipation of commencement of a project, and if delays in contract signing occur, the Company's gross margin could vary due to the associated loss of revenues to cover fixed labor costs.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain statement of operations data as a percentage of net revenues.

                                                        YEARS ENDED DECEMBER 31,
                                                   1999            1998          1997
                                              ---------------- -------------- ----------------
Revenues                                           100%            100%          100%
Cost of revenues                                    73              74            66
                                              ---------------- -------------- ----------------
Gross profit                                        27              26            34
Operating expenses                                  34              32            30
                                              ---------------- -------------- ----------------
Income (loss) from operations                       (7)            (6)             4
Interest income (expense), net                       1              0              1
                                              ---------------- -------------- ----------------
Income (loss) before income taxes                   (6)            (6)             5
Provision (benefit) for income taxes                 2             (1)             1
                                              ---------------- -------------- ----------------
Net income (loss)                                   (8)            (5)             4
                                              ================ ============== ================


YEARS ENDED DECEMBER 31, 1999 AND 1998

         The Company's revenues were $103.4 million and $104.8 million for the years ended December 31, 1999 and 1998, respectively, representing a decrease of 1%. This decrease in revenue resulted primarily from the closure of the Company's cabling division and reduced demand for the infrastructure group's services due to delays in the customer's decisions regarding investment in IT infrastructure pending Y2k remediation efforts. This decrease in communications infrastructure group revenue was partially offset by increased revenue in the outsourcing group due to the SMHN outsourcing contract and increased demand for application implementation services during the first and second quarters driven by Y2k remediation demand. Services to DAOU's five largest customers accounted for $26.4 million of revenues for the year ended December 31, 1999, representing 26% of total revenues. One of the top five customers, SMHN, accounted for $10.8 million in revenues for the year ended December 31, 1999, representing 10% of total revenues.

         Cost of revenues was $75.9 million and $78.0 million for the years ended December 31, 1999 and 1998, respectively, representing a decrease of 3%. This decrease is primarily the result of a decrease in revenues from the communications infrastructure group resulting from the closure of the Company's cabling division.

         Gross margin was 27% and 26% for the years ended December 31, 1999 and 1998, respectively. This increase in gross margin during the year ended December 31, 1999 was primarily due to improved gross margins associated with the increased use of time and expense contracts and the completion or expiration of the fixed-fee contracts which historically had lower profit margins. The improved margins were partially offset by lower labor utilization rates within the communications infrastructure and integration services groups.

         Sales and marketing expenses were $10.4 million and $12.2 million for the years ended December 31, 1999 and 1998, respectively, representing a decrease of 15%. This decrease was primarily due to a reduction in sales staff and related expenditures as a result of consolidation and integration of the sales and marketing functions of acquired companies to the corporate level. Sales and marketing expenses were 10% and 12% of total revenues for the years ended December 31, 1999 and 1998, respectively.

         General and administrative expenses were $25.1 million and $18.5 million for the years ended December 31, 1999 and 1998, respectively, representing an increase of 36%. The primary factors contributing to this increase in costs were associated with additional administrative staffing and infrastructure requirements at the beginning of 1999 to support growth and integration of acquired companies, executive management severance, the closure of DAOU-On Line, increased legal fees resulting from the stockholder litigation, and increased bad debt expenses. As a percentage of total revenues, general and administrative expenses were 24% and 18% of total revenues for the years ended December 31, 1999 and 1998, respectively.

         Other income (expense), net, was $779,000 and $163,000 for the years ended December 31, 1999 and 1998, respectively. This other income is comprised primarily of interest income on cash and cash equivalents, and investments. Interest expense consists primarily of interest associated with the Company's business lines of credit. The increase in net other income (expense), net was primarily due to a $546,000 gain from the sale of investments, higher average cash reserves available for investment and reduced interest expense after the payoff of outstanding debt during the year ended December 31, 1999 as compared to 1998.

         The effective income tax rate for the year ended December 31, 1999 was 56%. Although the Company had a pre-tax loss, a provision for taxes was required to reserve the Company's net deferred tax assets. The effective income tax benefit rate for the year ended December 31, 1998 was (12)% due to the non-deductibility of certain merger and related costs and adjustments made to convert the former S corporation status of certain acquired businesses to the C corporation status of the Company.

YEARS ENDED DECEMBER 31, 1998 AND 1997

         The Company's revenues were $104.8 million and $68.7 million for the years ended December 31, 1998 and 1997, respectively, representing an increase of $36.1 million or 53%. Revenues increased primarily due to the increased number of professional services consulting contracts, which accounted for $15.6 million, increases in professional services management contracts which accounted for $7.3 million and an increase in large network implementation contracts of $6.3 million. Services to DAOU's five largest customers accounted for $20.3 million of total revenues in 1998, representing 19% of total revenues.

         Cost of revenues for the years ended December 31, 1998 and 1997 were $78.0 million and $45.2 million, respectively, representing an increase of $32.8 million or 73%. Gross margin for the years ended December 31, 1998 and 1997, was 26% and 34%, respectively. This decrease in gross margin during 1998 was primarily due to the following: i) an increase in the product content of the Company's large network implementation contracts, ii) increased labor costs as a result of delays in project delivery schedules due to both external and internal customer delays and the associated loss of revenues to cover the fixed labor costs, iii) an unforeseen requirement on one fixed price contract to use an alternate labor union at a higher than projected cost and iv) increased labor costs as a result of a shortfall in planned revenue which the Company believes was caused by delays in contract signings due to the negative publicity and shareholder lawsuits concerning questions about the Company's accounting practices. The Company's margins also were affected by a decision to provide additional services on certain fixed price contracts at no additional cost to certain customers to increase the probability of closing large long-term professional services management contracts.

         Sales and marketing expenses were $12.2 million and $7.8 million for the years ended December 31, 1998 and 1997, respectively, representing an increase of 57%. This increase was primarily due to continued development of a regional sales structure, an increase in sales personnel and related expenses due to increased sales volume and activity. Sales and marketing expenses were 12% and 11% of total revenues for the years ended December 31, 1998 and 1997, respectively. Although the Company believes that it can achieve a decrease in these expenses as a percentage of revenue, the Company also expects that sales and marketing expenses will continue to increase in dollar terms to support the anticipated growth in the Company's business.

         General and administrative expenses were $18.5 million (excluding one-time direct merger costs of $2.8 million) and $12.4 million for the years ended December 31, 1998 and 1997, respectively, representing an increase of 49%. The primary factors contributing to this increase were costs associated with additional administrative staffing and other increased infrastructure requirements to support growth and integration of acquired companies, increased recruiting costs, increases in the provision for uncollectible accounts and increased legal and accounting fees associated with the negative publicity and shareholder lawsuits surrounding the Company's accounting practices. General and administrative expenses were 18% of total revenues for the years ended December 31, 1998 and 1997. The Company expects some increase in general and administrative expenses in dollar terms to support the anticipated growth in the Company's business and the continued integration of acquired companies.

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

INCOME TAXES

         In 1999, 1998 and 1997, the effective tax rates were 56%, (12)% and 27%, respectively. In 1999 the effective rate was different from the expected federal statutory rate of 35% due to a provision for taxes to reserve the Company's net deferred tax assets attributable to income tax benefits received in prior years. In 1998 and 1997, the effective rates were different from the expected federal statutory rate due to the fact that Integrex, On-Line, Sentient, Synexus, TMI and RHI were S-corporations prior to the merger with DAOU and as well as the conversion from the cash method to the accrual method of accounting for tax purposes. Consequently, taxes on the pre-acquisition income of Integrex, On-Line, Sentient, Synexus, TMI and RHI were the direct responsibility of its stockholders. During 1998 and 1997, the benefit of Integrex's, On-Line's, Sentient's, Synexus, TMI's and RHI's lower tax rates were partially offset by additional taxes on the conversion of S-corporation to C-corporation.

LIQUIDITY AND CAPITAL RESOURCES

         On December 31, 1999, the Company had working capital of $32.2 million, an increase of $500,000 from $31.7 million on December 31, 1998.

         For the year ended December 31, 1999, cash provided by operating activities was $3.0 million, compared to cash used in operating activities of $9.0 million for the year ended December 31, 1998. The increase in cash from operations resulted primarily from decreases in trade accounts receivable and contract work in progress, and was partially offset by the Company's net loss, decreases in trade accounts payable and other accrued liabilities, and accrued salaries and benefits, and by the current portion of long-term debt as compared to 1998.

         Net cash used in investing activities was $164,000 for the year ended December 31, 1999, compared to net cash provided by investing activities of $7.5 million in the comparable prior period. This decrease was primarily due to the maturing of investments of $7.3 million that were not reinvested in 1998.

         Net cash provided by financing activities was $5.9 million for the year ended December 31, 1999, compared to $328,000 in the comparable prior period. This increase was primarily the result of the net proceeds from the issuance of Series A Preferred Stock in 1999, which raised $11.1 million, partially offset by the repayments of debt and lines of credit, of $5.2 million.

         On June 29, 1999, the Company secured an $8.0 million revolving line of credit that expires on June 29, 2001. The line of credit bears interest at prime plus 1% per annum, is secured by substantially all of the assets of the Company and contains customary covenants and restrictions. There are no compensating balance requirements and borrowings under the line of credit are limited to 80% of qualifying receivables. No amount remained outstanding under this revolving line of credit as of December 31, 1999.

         Although the Company has an accumulated deficit as of December 31, 1999, the Company believes that its available funds together with anticipated cash from operating activities will be sufficient to meet its capital requirements, including the start-up costs for Enosus, for the foreseeable future. The Company may sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities or issuance of equity securities in future acquisitions would result in dilution to the Company's stockholders and the incurrence of additional debt could result in additional interest expense.

         In July 1999 the Company issued 2,181,818 shares of Series A Preferred Stock. The holders of the series A Preferred Stock have the right to cause the Company to redeem their stock for an aggregate amount equal to $12 million, plus accrued dividends, upon the occurrence of certain events that are outside the Company's control. If the Company is forced to redeem the Series A Preferred Stock, then the Company may be forced to sell additional equity or debt securities, or draw down its credit facility. The Company may not be able to raise additional capital on terms favorable to the Company, if at all. See "Risk Factors -- THE COMPANY MAY BE REQUIRED TO REDEEM THE SERIES A PREFERRED STOCK, WHICH WOULD REDUCE SIGNIFICANTLY THE COMPANY'S LIQUIDITY AND WORKING CAPITAL AND COULD FORCE THE COMPANY TO SCALE BACK ITS OPERATIONS."

YEAR 2000

         The Company has experienced no significant disruptions in its critical information technology and non-information technology systems and believes these systems responded successfully to the year 2000 date change. The Company is not aware of any material problems resulting from year 2000 compliance issues, either with its internal systems, or with the products and services of third parties. The Company will continue to monitor its critical computer applications, as well as those of its suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 compliance matters that may arise are addressed promptly.

         THIRD-PARTY PRODUCTS AND SALES, SERVICE AND MAINTENANCE AGREEMENTS. Third-Party Products that are re-sold, installed and/or maintained by the Company in connection with its sales, service and maintenance agreements with its customers may fail to operate properly or as expected because of year 2000 compliance issues. These Third-Party Product failures could disrupt customer operations through a temporary inability to, among other things, diagnose and treat patients, operate medical communications systems, access medical information and databases, process transactions, send invoices or engage in similar medical and business activities.

         Although the Company has completed its plan for remediation of year 2000 compliance issues and has not experienced significant failures in its operations, the Company may nonetheless face claims and increased obligations under its sales, service and maintenance agreements with its customers if vendors, manufacturers and service providers of Third-Party Products do not: (i) remediate successfully Third-Party Product failures affected by the year 2000, or (ii) adequately indemnify the Company or provide pass-through warranties to its customers for products re-sold, installed and maintained by the Company. These increased claims could affect materially and adversely the Company's business, results of operations and financial condition.

         The Company has entered into a number of sales, service and maintenance agreements that contain differing terms and conditions with respect to the products and/or services provided by the Company that are not year 2000 compliant. During the last quarter of 1999 and the first two months of 2000, the Company has experienced no significant failures or costs associated with these obligations. Nonetheless, the agreements referenced above could expose the Company to increased claims from the Company's customers, including defense and indemnity of third-party claims against customers related to year 2000 readiness, as well as direct claims against the Company by third parties. Therefore, the Company could incur significant expenses, costs and damages under these agreements that could impact materially and adversely the Company's business, results of operations and financial condition.

          COMPANY SOFTWARE PRODUCTS. The Company also distributes certain software products through its subsidiary, DAOU-Sentient. The Company has completed its assessment and testing of these products and believes that they are year 2000 compliant. The Company is not aware of any significant disruptions affecting these software products.

         COSTS. As of December 31, 1999, the Company had incurred aggregate costs of approximately $200,000 in connection with its year 2000 identification, assessment, testing and remediation, of which $100,000 was incurred for internal-use systems, and $100,000 was incurred for assessing the Company's liability and the status of the year 2000 compliance of Third-Party Products.

         RISKS. If certain internal-use systems and Third-Party Products are not year 2000 compliant, then such non-compliance could negatively impact the Company's business, results of operations and financial condition. The failure of these products to be year 2000 compliant could result in increased costs from many factors, including but not limited to the following: diversion of resources and personnel; litigation; service delays; increased warranty and other claims; availability of adequately trained personnel; damage to the Company's reputation; and decreased revenues if current and prospective customers devote a substantial portion of their information systems spending to evaluation and remediation of year 2000 issues that could divert money away from expenditures relating to the Company's services.

         The Company currently cannot accurately assess or estimate the possible impact of the foregoing risks and potential liabilities because: there is no uniform definition of "compliance with year 2000"; the legal standards for year 2000 liability presently are uncertain; the Company's year 2000 obligations will depend on, among other things, the varying contractual terms contained in its sales, service and maintenance agreements with respect to the particular customer and the nature of such customer's year 2000 compliance issue; and indemnification or pass-through arrangements relating to the Company's sales, service and maintenance agreements may not cover all of the Company's liabilities and costs incurred in year 2000 related claims.

         Consequently, the Company cannot provide assurances that the aggregate cost of resolving and/or defending the foregoing issues and claims will not affect materially and adversely its business, results of operations and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        We invest our excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. These instruments have maturities of three months or less when acquired. We do not utilize derivative financial instruments, derivitive commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates,commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

ITEM 8:   FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                               DAOU SYSTEMS, INC.

Report of Ernst & Young LLP, Independent Auditors                          F-1

Report of Deloitte & Touche LLP, Independent Auditors                      F-2

Consolidated Balance Sheets at December 31, 1999 and 1998                  F-3

Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997                                         F-4

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997                             F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997                                        F-7

Notes to Consolidated Financial Statements                                 F-9

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders,
DAOU Systems, Inc.

We have audited the consolidated balance sheets of DAOU Systems, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audit also included financial statement
Schedule II listed in Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the statement of operations, stockholders' equity or cash flows of Sentient Systems, Inc. for the year ended December 31, 1997, which statements reflect net income constituting 28% of the related consolidated financial statement totals for the year ended December 31, 1997. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to Sentient Systems, Inc., is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DAOU Systems, Inc. at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                       /s/   ERNST & YOUNG LLP

San Diego, California
February 18, 2000

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of Sentient Systems, Inc.
Kensington, Maryland

We have audited the statements of operations, changes in stockholders' equity, and cash flows of Sentient Systems, Inc. (the Company) for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the Company's results of operations and cash flows for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.


/s/ Deloitte & Touche LLP
McLean, Virginia
February 13, 1998

                               DAOU Systems, Inc.
                           Consolidated Balance Sheets
                                 (IN THOUSANDS)

                                                                                   DECEMBER 31,
                                                                                1999            1998
                                                                       ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $ 15,480          $ 6,756
   Investments, available-for-sale                                                  68            1,024
   Accounts receivable, net of allowance for doubtful accounts of
     $1,868 and $956 in 1999 and 1998, respectively                             21,912           24,582
   Contract work in progress                                                     2,816           12,272
   Income tax receivable                                                           378              234
   Deferred income taxes                                                             -            3,362
   Other current assets                                                            670            1,072
                                                                       ------------------------------------
Total current assets                                                            41,324           49,302

Due from officers/stockholders                                                      98              171
Equipment, furniture and fixtures, net                                           4,319            4,735
Other assets                                                                       319              309
                                                                       ------------------------------------
                                                                              $ 46,060          $54,517
                                                                       ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities
   Trade accounts payable                                                     $    849          $ 3,514
   Accrued salaries and benefits                                                 4,248            3,907
   Other accrued liabilities                                                     3,220            4,402
   Income taxes payable                                                            450                -
   Deferred revenue                                                                179              361
   Deferred compensation to officers                                                 -              559
   Current portion of severance payable                                            210              210
   Current portion of long-term debt and line of credit                              -            4,684
                                                                       ------------------------------------
Total current liabilities                                                        9,156           17,637

Deferred rent                                                                      145               45
Long-term debt                                                                       -               26
Severance payable                                                                  403              613
Deferred income taxes                                                                -            1,421

Commitments and contingencies (Notes 7 & 11)

Redeemable convertible preferred stock, $.001 par value. Authorized 3,520 shares; issued and outstanding 2,182 and 0 shares at December 31, 1999 and
   1998, respectively, with a liquidation preference of
   $12,308 and $0 at December 31, 1999 and 1998 respectively,
   including accrued dividends.                                                 11,382                -

Stockholders' equity:
   Common stock, $.001 par value.  Authorized 50,000 shares; issued and outstanding 17,712 and 17,689 at December 31, 1999  and 1998,
     respectively                                                                   18               18
   Additional paid-in capital                                                   37,395           38,419
   Deferred compensation                                                          (192)            (980)
   Accumulated other comprehensive income                                          (43)             236
   Retained deficit                                                            (12,204)          (2,918)
                                                                       ------------------------------------
Total stockholders' equity                                                      24,974           34,775
                                                                       ------------------------------------
                                                                              $ 46,060          $54,517
                                                                       ====================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DAOU Systems, Inc.
                      Consolidated Statements of Operations
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                         YEARS ENDED DECEMBER 31,
                                                                   1999            1998            1997
                                                          -------------------------------------------------
Revenues                                                         $103,400        $104,784        $ 68,656
Cost of revenues                                                   75,927          78,021          45,154
                                                          -------------------------------------------------
Gross profit                                                       27,473          26,763          23,502

Operating expenses:
   Sales and marketing                                             10,398          12,203           7,780
   General and administrative                                      25,071          18,456          12,425
   Merger and related expenses                                          -           2,825             718
                                                          -------------------------------------------------
                                                                   35,469          33,484          20,923
                                                          -------------------------------------------------

Income (loss) from operations                                      (7,996)         (6,721)          2,579
Interest income, net                                                  779             163             873
                                                          -------------------------------------------------

Income (loss) before income taxes                                  (7,217)         (6,558)          3,452
Provision (benefit) for income taxes                                1,761            (802)            947
                                                          -------------------------------------------------
Net income (loss)                                                  (8,978)         (5,756)          2,505

Accrued dividends on preferred stock                                 (308)              -               -
                                                          -------------------------------------------------
Net income (loss) available to common stockholders               $ (9,286)       $ (5,756)       $  2,505
                                                          =================================================

Net income (loss) per common share:
   Basic                                                         $  (0.52)       $  (0.33)       $   0.15
                                                          =================================================

   Diluted                                                       $  (0.52)       $  (0.33)       $   0.15
                                                          =================================================

Shares used in computing net income (loss)
  per common share:
   Basic                                                           17,697          17,657          16,231
                                                          =================================================

   Diluted                                                         17,697          17,657          17,246
                                                          =================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DAOU Systems, Inc.
                 Consolidated Statements of Stockholders' Equity
                                 (IN THOUSANDS)

                                                                                                               ACCUMULATED
                                                          COMMON STOCK           ADDITIONAL                       OTHER
                                                  -----------------------------   PAID-IN        DEFERRED     COMPREHENSIVE
                                                      SHARES        AMOUNT        CAPITAL      COMPENSATION       INCOME
                                                  ---------------------------------------------------------------------------
Balance at December 31, 1996                              12,796          $ 13      $  1,584        $ (1,166)         $ 101
   Issuance of common stock upon initial public
     offering, net                                         2,000             2        15,782               -              -
   Conversion of redeemable preferred stock upon
     initial public offering                               1,603             2         7,616               -              -
   Issuance of common stock upon secondary public
     offering, net                                           500             -         9,320               -              -
   Issuance of common stock upon exercise of
     stock options                                           142             -           639               -              -
   Tax benefit from exercise of noncompensatory
     stock options                                             -             -         1,103               -              -
   Amortization of deferred compensation                       -             -             -             259              -
   Shares issued in connection with formation of
     S corporation                                           584             1            (1)              -              -
   Repurchase of founders' stock                            (680)           (1)           (3)              -              -
   Distribution to Integrex stockholders (NOTE 3)              -             -             -               -              -
   Distribution to On-Line stockholders (NOTE 3)               -             -             -               -              -
   Distribution to Sentient stockholders (NOTE 3)              -             -             -               -              -
   Distribution to TMI stockholders (NOTE 3)                   -             -             -               -              -
   Comprehensive income:
      Unrealized gain on short-term investments                -             -             -               -             45
      Net income                                               -             -             -               -              -

   Comprehensive income
                                                  ---------------------------------------------------------------------------
Balance at December 31, 1997                              16,945           $17       $36,040          $ (907)          $146
   Shares issued in connection with formation of
     S corporations                                          506             1           506               -              -
   Deferred compensation                                       -             -           385            (385)             -
   Tax benefit from exercise of noncompensatory
     stock options                                             -             -           630               -              -
   Amortization of deferred compensation                       -             -             -             312              -
   Distribution to Sentient stockholders (NOTE 3)              -             -             -               -              -
   Distribution to TMI stockholders (NOTE 3)                   -             -             -               -              -
   Distribution to RHI stockholders (NOTE 3)                   -             -             -               -              -
   Issuance of common stock upon exercise of
     stock options                                           236             -           844               -              -
   Issuance of common stock upon exercise of
     warrants                                                  2             -            14               -              -
   Comprehensive loss:
      Unrealized gain on short-term investments                -             -             -               -             90
      Net loss                                                 -             -             -               -              -

   Comprehensive loss
                                                  ---------------------------------------------------------------------------
   Balance at December 31, 1998                           17,689           $18       $38,419          $ (980)          $236
                                                  ---------------------------------------------------------------------------



                                                     ACCRETION OF
                                                       REDEEMABLE       RETAINED           TOTAL
                                                        PREFERRED       EARNINGS       STOCKHOLDERS'
                                                          STOCK         (DEFICIT)         EQUITY
                                                  ----------------------------------------------------
Balance at December 31, 1996                               $  (572)         $ 6,344      $   6,304
   Issuance of common stock upon initial public
     offering, net                                               -                -         15,784
   Conversion of redeemable preferred stock upon
     initial public offering                                   572                -          8,190
   Issuance of common stock upon secondary public
     offering, net                                               -                -          9,320
   Issuance of common stock upon exercise of
     stock options                                               -                -            639
   Tax benefit from exercise of noncompensatory
     stock options                                               -                -          1,103
   Amortization of deferred compensation                         -                -            259
   Shares issued in connection with formation of
     S corporation                                               -                -              -
   Repurchase of founders' stock                                 -           (1,116)        (1,120)
   Distribution to Integrex stockholders (NOTE 3)                -              (94)           (94)
   Distribution to On-Line stockholders (NOTE 3)                 -              (63)           (63)
   Distribution to Sentient stockholders (NOTE 3)                -             (391)          (391)
   Distribution to TMI stockholders (NOTE 3)                     -             (644)          (644)
   Comprehensive income:
      Unrealized gain on short-term investments                  -                -             45
      Net income                                                 -            2,505          2,505
                                                                                    ------------------
   Comprehensive income                                                                      2,550
                                                  ----------------------------------------------------
Balance at December 31, 1997                                 $   -          $ 6,541       $ 41,837
   Shares issued in connection with formation of
     S corporations                                              -                -            507
   Deferred compensation                                         -                -              -
   Tax benefit from exercise of noncompensatory
     stock options                                               -                -            630
   Amortization of deferred compensation                         -                -            312
   Distribution to Sentient stockholders (NOTE 3)                -             (252)          (252)
   Distribution to TMI stockholders (NOTE 3)                     -           (2,945)        (2,945)
   Distribution to RHI stockholders (NOTE 3)                     -             (506)          (506)
   Issuance of common stock upon exercise of
     stock options                                               -                -            844
   Issuance of common stock upon exercise of
     warrants                                                    -                -             14
   Comprehensive loss:
      Unrealized gain on short-term investments                  -                -             90
      Net loss                                                   -           (5,756)        (5,756)
                                                                                    ------------------
   Comprehensive loss                                                                       (5,666)
                                                  ----------------------------------------------------
   Balance at December 31, 1998                               $  -         $ (2,918)      $ 34,775
                                                  ----------------------------------------------------


          See accompanying notes to consolidated financial statements.

                               DAOU Systems, Inc.
                 Consolidated Statements of Stockholders' Equity
                                 (IN THOUSANDS)


                                                                                                              ACCUMULATED
                                                          COMMON STOCK           ADDITIONAL                      OTHER
                                                  -----------------------------   PAID-IN        DEFERRED    COMPREHENSIVE
                                                      SHARES        AMOUNT        CAPITAL      COMPENSATION      INCOME
                                                  ---------------------------------------------------------------------------
   Balance at December 31, 1998                       17,689           $18       $38,419          $ (980)        $ 236
   Issuance of common stock upon exercise of
     stock options                                        23             -            95               -             -
   Amortization of deferred compensation                   -             -             -             299             -
   Reversal of deferred compensation for
     separated employees                                   -             -          (489)            489             -
   Accrued dividends on preferred stock                    -             -             -               -             -
   Reversal of tax benefit from exercise of
     noncompensatory stock options                         -             -          (630)              -             -
   Comprehensive loss:
      Net realized gain on investments                     -             -             -               -          (279)
      Net loss                                             -             -             -               -             -

   Comprehensive loss
                                                  ---------------------------------------------------------------------------
   Balance at December 31, 1999                       17,712           $18       $37,395          $ (192)      $   (43)
                                                  ===========================================================================





                                                    ACCRETION OF
                                                     REDEEMABLE       RETAINED         TOTAL
                                                      PREFERRED       EARNINGS      STOCKHOLDERS'
                                                        STOCK         (DEFICIT)        EQUITY
                                                 ------------------------------------------------
   Balance at December 31, 1998                         $  -         $ (2,918)      $ 34,775
   Issuance of common stock upon exercise of
     stock options                                         -                -             95
   Amortization of deferred compensation                   -                -            299
   Reversal of deferred compensation for
     separated employees                                   -                -              -
   Accrued dividends on preferred stock                    -             (308)          (308)
   Reversal of tax benefit from exercise of
     noncompensatory stock options                         -                -           (630)
   Comprehensive loss:
      Net realized gain on investments                     -                -           (279)
      Net loss                                             -           (8,978)        (8,978)
                                                                              ------------------
   Comprehensive loss                                                                 (9,257)
                                                 -----------------------------------------------
   Balance at December 31, 1999                         $  -        $ (12,204)      $ 24,974
                                                 ===============================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DAOU Systems, Inc.
                      Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)

                                                                       YEARS ENDED DECEMBER 31,
                                                                1999             1998             1997
                                                       ----------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                              $(8,978)         $(5,756)        $  2,505
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
   Depreciation and amortization                                 2,077            1,715            1,324
   Provision for uncollectible accounts                          1,643              644               70
   Deferred income taxes                                         1,311           (1,378)             266
   Gain on sale of investment                                     (546)               -                -
   Loss on retirement of fixed assets                               88                -                -
   Changes in operating assets and liabilities:
     Accounts receivable                                         1,027           (9,482)          (5,370)
     Contract work in progress                                   9,456            1,019           (9,169)
     Other current assets and income taxes receivable              258              458           (1,087)
     Accounts payable and accrued liabilities and
       income taxes payable                                     (3,397)           2,773            2,358
     Accrued salaries and benefits                                 341            1,232              419
     Deferred revenue                                             (182)              (8)            (741)
     Severance payable                                            (210)            (210)           1,033
     Deferred rent                                                 100              (10)             (37)
                                                       ----------------------------------------------------
Net cash provided by (used in) operating activities              2,988           (9,003)          (8,429)

INVESTING ACTIVITIES
Purchase of equipment, furniture and fixtures                   (1,450)          (2,279)          (3,163)
Decrease (increase) in other assets                                (10)             156             (186)
Purchases of investments                                             -               (8)          (9,462)
Proceeds from sale and maturities of investments                 1,223            9,381               39
Payments from (advances to) officers/stockholders                   73              200             (143)
                                                       ----------------------------------------------------
Net cash provided by (used in) investing activities               (164)           7,450          (12,915)

FINANCING ACTIVITIES
Proceeds from long-term debt, line of credit and
   deferred compensation to officers                               657            5,795            1,246
Repayments of long-term debt, line of credit and
   deferred compensation to officers                            (5,926)          (3,129)             (60)
Distributions to stockholders of acquired companies                  -           (3,703)            (706)
Proceeds from issuance of common stock                              95            1,365           26,842
Proceeds from issuance of redeemable convertible
   preferred stock                                              11,074                -                -
Repurchase of founders' stock                                        -                -           (1,120)
                                                       ----------------------------------------------------
Net cash provided by financing activities                        5,900              328           26,202
                                                       ----------------------------------------------------

Increase (decrease) in cash and cash equivalents                 8,724           (1,225)           4,858
Cash and cash equivalents at beginning of year                   6,756            7,981            3,123
                                                       ----------------------------------------------------
Cash and cash equivalents at end of year                       $15,480          $ 6,756         $  7,981
                                                       ====================================================

Cash paid during the year for:
   Income taxes                                                $   213         $   144          $    115
                                                       ====================================================
   Interest                                                    $   262         $   290          $    113
                                                       ====================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DAOU Systems, Inc.
                      Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                             1999             1998             1997
                                                       ----------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
   Accrued preferred stock dividends to redeemable
      preferred stockholders                               $    308       $    -              $    -
                                                       ====================================================
   Accrued dividends payable to TMI, Inc. stockholders     $      -       $    -              $  487
                                                       ====================================================
   Deferred tax benefit from exercise of
      noncompensatory options                              $   (630)      $  630              $    -
                                                       ====================================================
   Conversion of redeemable preferred stock and
      accreted dividends to common stock                   $      -       $    -              $7,618
                                                       ====================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DAOU Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

DAOU Systems, Inc. ("DAOU" or the "Company") a Delaware company, was incorporated in July 1987. DAOU provides integrated information technology ("IT") solutions and services to the U.S. healthcare industry. DAOU's capabilities range from IT strategic consulting to system design and implementation to long-term tactical system support. The Company's segments included, IT consulting and managed care implementation services (IT Consulting), communications infrastructure group, application implementation, integration services, outsourcing and Internet services through Enosus. The IT Consulting group is focused on helping managed care organizations meet their business and IT objectives.The Company's communications infrastructure group focuses on the information superstructure in healthcare enterprises, including networking, Intranet and Internet, desktop, voice, video and data solutions. The Company's application implementation group supplies staffing resources to hospitals and other healthcare organizations. Integration services provide custom integration solutions that allow organizations to share and access data housed across multiple platforms and environments. The outsourcing group performs a full range of IT outsourcing services, including co-source or outsourcing of call centers, help desks, desktop support, server, network, voice management, and complete IT outsourcing. The consolidated financial statements reflect the combined financial position and operating results for the Company. All significant intercompany accounts have been eliminated.

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

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMER

Substantially all of the Company's accounts receivable are from hospitals and other healthcare providers. Generally, the Company obtains a significant deposit from its customers upon signing a contract and collateral is not required. The Company provides for losses from uncollectible accounts and such losses have historically not exceeded management's expectations. Services to DAOU's five largest customers accounted for approximately $26.4 million of revenues for the year ended December 31, 1999, representing approximately 26% of total revenues. One of the top five customers accounted $10.8 million of revenues for the year ended December 31, 1999, representing approximately 10% of total revenues.

CASH, CASH EQUIVALENTS AND INVESTMENTS

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

The Company classifies its investments as "Available-for-Sale" and records such assets at the estimated fair value on the balance sheet with unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income until realized. The basis for computing realized gains or losses is by specific identification.

EQUIPMENT, FURNITURE AND FIXTURES

Equipment, furniture and fixtures are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the remaining lease term.

The Company does not sell or license the rights to use future software; accordingly, software development costs, consisting of internally developed software and web site development costs, are accounted for using Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In accordance with SOP-98-1, internal and external costs incurred to develop internal use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware, and testing. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS No. 133 will not have a material effect on the financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in the accompanying notes of the financial statements. The actual results could differ from those estimates.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed in accordance with FASB Statement No. 128, EARNINGS PER SHARE. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants. In 1999, diluted loss per share is unchanged from basic loss per share because the effects of the assumed conversion of stock options and warrants would be antidilutive.

The following table sets forth the computation of the shares used in the basic and diluted net income (loss) per share and calculation thereof (in thousands, except per share information):

                                                                              DECEMBER 31,
                                                                 1999              1998               1997
                                                          -------------- ------------------ ---------------
Numerator:
   Net income (loss) available to common shareholders         $ (9,286)        $  (5,756)       $    2,505
Denominator:
    Shares used in basic net income (loss) per share -
         weighted average common shares
         outstanding                                            17,697            17,657            16,231
    Effect of conversion of preferred stock from
        date of issuance                                             -                 -               189
    Net effect of dilutive common share equivalents
        based on treasury stock method                               -                 -               826
                                                          --------------- ------------------ ---------------
    Denominator for diluted net income (loss) per
        share - adjusted weighted average common
        shares outstanding                                    $ 17,697         $  17,657         $  17,246
                                                          =============== ================== ===============

Basic net income (loss) per share                             $   (.52)        $   (.33)         $     .15
                                                          =============== =================== ==============

Diluted net income (loss) per share                           $   (.52)        $   (.33)         $     .15
                                                          =============== =================== ==============

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for its employee and director stock options because the alternative fair value accounting provided for under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee and director stock options. Under SFAS 123, compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. If companies elect to continue using the current implicit value accounting method specified in APB 25 to account for stock-based compensation, they must disclose in the notes to the financial statements the pro forma effect of using the fair value method for its stock-based compensation.

2.   FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1999 the Company recorded reserves and related charges totaling $4 million directly related to its previously closed down On-Line business and also based on a critical review of its receivables. During 1999, in addition to the closedown of On-Line, the Company reduced headcount, experienced turnover in key positions and significantly restructured its organization. The significance of these changes adversely affected the Company's ability to address timely the completion and settlement for some of its larger implementation and consulting contracts. The Company is actively pursuing final settlements for work performed; however, reserves were provided to ensure that the carrying value of the Company's assets does not exceed net realizable value.

The Company's 1999 net loss results in the Company being in a cumulative loss position over the last three fiscal years. In accordance with generally accepted accounting principles, the realization of the Company's net deferred tax assets is not assured beyond a reasonable doubt. Accordingly, during the fourth quarter a revaluation allowance of $3,501,000 was also recorded to fully reserve cumulative deferred tax assets recorded through September 30, 1999.

3.       ACQUISITIONS

During June 1998, the Company acquired through its wholly-owned subsidiaries DAOU-TMI, Inc. and DAOU-RHI, Inc. (i) Technology Management, Inc. ("TMI"), a privately-held company that provides information technology consulting services primarily to the healthcare industry, (ii) International Health Care Systems, Inc. ("IHCS"), a privately-held company with a common shareholder with TMI that provides information technology consulting services primarily to the healthcare industry on behalf of TMI, (iii) Resources in Healthcare Innovations, Inc. ("RHI"), a privately-held information technology services firm that provides contract management services for healthcare information systems to hospitals and managed care organizations, and (iv) Healthcare Transition Resources, Inc. ("HTR"), (v) Ultitech Resources Group, Inc. ("URG"), (vi) Innovative Systems Solutions, Inc. ("ISS") and (vii) Grand Isle Consulting, Inc. ("GIC"), each a privately held company with common shareholders of RHI that implements software applications from third parties and provides support services to healthcare enterprises. Shareholders of TMI, IHCS, RHI, HTR, URG, ISS and GIC received 1,078,963, 224,668, 1,839,381, 275,662, 282,551, 308,583 and 223,645 shares, respectively, of the Company's common stock in exchange for all of the outstanding stock of each of these companies. The above acquisitions have been accounted for using the pooling-of-interests method of accounting, and accordingly, the historical financial statements of periods prior to the consummation of the combinations have been restated as though the companies had been combined for all periods presented.

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

On July 9, 1997, the Company acquired through its wholly owned subsidiary DAOU-Integrex, Inc. all of the issued and outstanding shares of Integrex Systems Corporation ("Integrex") in exchange for 700,000 shares of the Company's common stock. Integrex provides advanced network design, integration and consulting support services primarily to healthcare organizations and also to educational and governmental institutions, all of which are primarily located in the state of Virginia. Integrex specializes in voice and video networks and also designs integrated cable plants capable of supporting voice, video and high-speed data transmission.

Both the Integrex and On-Line acquisitions were accounted for using the pooling-of-interests method of accounting and, accordingly, the historical financial statements for all periods prior to the consummation of the combinations have been restated as though the companies had been combined for all periods presented.

4.       INVESTMENTS, AVAILABLE-FOR-SALE

Short-term investments, available-for-sale, consist of the following (in thousands):

                                                           GROSS               GROSS
                                  AMORTIZED COST      UNREALIZED GAINS    UNREALIZED LOSSES    ESTIMATED FAIR VALUE
                                 ------------------ -------------------- ------------------- -----------------------
DECEMBER 31, 1999
Government debt securities           $   111                $   -             $ (43)                $    68
                                 ================== ==================== =================== =======================


                                 ------------------ -------------------- ------------------- -----------------------
DECEMBER 31, 1998
Mutual Funds                         $   788                $ 286             $ (50)                $ 1,024
                                 ================== ==================== =================== =======================


                                 ------------------ -------------------- ------------------- -----------------------
DECEMBER 31, 1997
Equity securities                      $ 707                $ 154             $  (2)                $   859
Government and corporate debt
    securities                         9,454                    -                (6)                  9,448
                                 ------------------ -------------------- ------------------- -----------------------
Mutual Funds                         $10,161                $ 154             $  (8)                $10,307
                                 ================== ==================== =================== =======================

The government debt securities mature in 2008.

5.      SELECTED BALANCE SHEET DETAILS

Contract work in progress consist of the following (in thousands):

                                                                              DECEMBER 31,
                                                                           1999           1998
                                                                   --------------- -------------
Unbilled accounts receivable                                              $ 2,474       $10,296
Other                                                                         342         1,976
                                                                   --------------- -------------
                                                                          $ 2,816       $12,272
                                                                   =============== =============



Equipment, furniture and fixtures consist of the following (in thousands):

                                                                              DECEMBER 31,
                                                                           1999           1998
                                                                   --------------- -------------
Equipment and furniture                                                   $ 9,575       $ 8,836
Leasehold improvements                                                        664           244
                                                                   --------------- -------------
                                                                           10,239         9,080
Less accumulated depreciation and amortization                             (5,920)       (4,345)
                                                                   =============== =============
                                                                          $ 4,319       $ 4,735
                                                                   =============== =============


Other accrued liabilities consist of the following (in thousands):

                                                                              DECEMBER 31,
                                                                           1999           1998
                                                                   --------------- -------------
Accrued contract costs                                                     $  740        $2,936
Other accrued liabilities                                                   2,480         1,466
                                                                   =============== =============
                                                                           $3,220        $4,402
                                                                   =============== =============


6.       LINES OF CREDIT

On June 29, 1999, the Company secured a replacement $8.0 million revolving line of credit, which expires June 29, 2001. The line of credit bears interest at prime plus 1% per annum and is secured by substantially all of the assets of the Company and contains customary covenants and restrictions. There are no compensating balance requirements and borrowings under the line of credit are limited to 80% of qualifying receivables. No amounts were outstanding under this revolving line of credit as of December 31, 1999.

At December 31, 1998, the Company had a $700,000 line of credit, which expired on May 1, 1999, under which $30,000, was available for future borrowing. Under the terms of the agreement, advances were subject to interest at the bank's prime rate plus 0.25% (8.00% at December 31, 1998) per annum. There were no compensating balance requirements and borrowings under the line of credit were limited to 65% of qualifying receivables.

During June 1998, the Company secured two borrowing facilities, a $2.0 million revolving line of credit, under which none was available for future borrowings at December 31, 1998, and an additional $8,000,000 line of credit, under which $6.0 million was available for future borrowings at December 31, 1998. Advances under both lines were subject to interest at the bank's prime rate plus 0.25% (8.0% at December 31, 1998) per annum. These lines of credit expired on July 31, 1999, and were secured by substantially all of the assets of the Company and contained customary covenants and restrictions.

The Company had $0 and $4.7 million outstanding at December 31, 1999 and 1998, respectively under these various lines of credit. Interest expense for the above lines of credit for the years ended December 31, 1999, 1998 and 1997 was approximately $253,000, $216,000 and $43,000, respectively.

7.       COMMITMENTS

LEASE COMMITMENTS

The Company leases its facilities and certain equipment under operating lease agreements. The facility leases provide for abatement of rent during certain periods and escalating rent payments during the lease term. Rent expense for 1999, 1998 and 1997 totaled approximately $2,213,000, $1,665,000 and $1,187,000 respectively.

Annual future minimum lease payments under noncancelable operating leases with initial terms of one year or more at December 31, 1999, consist of the following (in thousands):

              2000                               $ 2,230
              2001                                 1,622
              2002                                 1,451
              2003                                 1,317
              2004                                 1,259
              Thereafter                             343
                                           --------------
                                                 $ 8,222
                                           ==============


SEVERANCE PAYABLE

In connection with the retirement of one of the RHI original founders, RHI entered into a severance agreement whereby RHI will repay the retiring founder a total of $1,050,000 in severance payments, payable in sixty consecutive monthly installments of $17,500 beginning on December 20, 1997. At December 31, 1999, the Company had an outstanding payable of $612,500. The aggregate minimum future payments under the severance agreements as of December 31, 1999 are $210,000, $210,000 and $192,500 for the years ending December 31, 2000, 2001 and 2002, respectively.

RELATED PARTY TRANSACTIONS

The Company had an agreement with a former officer that guaranteed a cash bonus for the amount of any difference between (i) the net value at November 11, 1999 of the options granted to the officer during 1996 and (ii) $1,550,000. The Company paid the officer $827,000 in November of 1999.

In 1999 the Company provided implementation services to a company in which the Chairman of the Board is an investor. Revenues, costs, and gross profit related to these contracts totaled approximately $1,567,000, $1,377,000 and $190,000, respectively. The Company has $840,000 in accounts receivable outstanding at December 31, 1999 related to the implementation services provided.

8.       REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

REDEEMABLE CONVERTIBLE PREFERRED STOCK

During 1995, 1,603,430 shares of redeemable preferred stock were issued at $4.99 per share for proceeds of $7,618,000, net of issuance costs. Holders of the redeemable preferred stock were entitled to receive cumulative dividends at the rate of $0.03 per share per annum, when and if declared by the Board of Directors and prior to any dividends on the common stock. Each share of redeemable convertible preferred stock has full voting rights and powers equal to one share of common stock. The redeemable preferred stock had a liquidation preference of $4.99 per share plus any declared but unpaid dividends and was convertible at the option of the holder into one share of common stock, subject to certain antidilution adjustments. The shares of preferred stock were automatically converted into shares of common stock in connection with the initial public offering of the Company's common stock, which closed in February 1997. The increase in the redemption value of the redeemable preferred stock was $87,000 in 1995 and $485,000 in 1996.

On July 26, 1999, 2,181,818 shares of Series A Preferred Stock were issued at $5.50 per share to a related party. Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate of six percent per annum, payable in the form of shares of Series A Preferred Stock. Such dividend rate shall increase an additional one-percent per annum for each successive year after the second anniversary of the purchase date. The Series A Preferred Stock has a liquidation preference of $5.50 per share plus any accrued (whether or not declared) but unpaid dividends and is convertible, at the option of the holder, into 2,181,818 shares of common stock, subject to certain antidilution adjustments. The Company

8.       REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
         (CONTINUED)

may be required to redeem the Series A Preferred Stock for cash upon occurrence of certain events outside of the control of the Company. The Series A Preferred Stock is also redeemable at the option of the Company four years after the date of issuance. In addition, the Series A Preferred Stock is subject to mandatory conversion in the event the Company's common stock price reaches certain predetermined price targets. The offering resulted in net proceeds of approximately $11.1 million after expenses incurred by the Company in connection with the offering of approximately $926,000 (which include commissions and other expenses including registration and filing fees, printing, accounting and legal expenses). No direct or indirect payments were made to any directors, officers, owners of ten percent or more of any class of the Company's equity securities or other affiliates of the Company other than for reimbursement of expenses incurred on the road show. The net proceeds were used to retire the line of credit that expired in July 1999 and long term debt of approximately $5.3 million. The balance of the net proceeds will be used for general corporate and working capital purposes.

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

8.       REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
         (CONTINUED)

The following summary of the Company's stock option activity and related information includes 140,300 non-qualified stock options at an exercise price of $4.28 per share and 550,000 non-qualified stock options at an exercise price ranging from $4.31 to $5.50 per share granted outside the plan in 1996 and 1999 respectively:

                                         1999                           1998                         1997
                              ---------------------------- ------------------------------- ---------------------------
                                           WEIGHTED-AVERAGE               WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                                OPTIONS     EXERCISE PRICE    OPTIONS      EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                              ------------ --------------- -------------- ---------------- ----------- ---------------
Outstanding - beginning of
year                            3,226,794          $10.44      1,540,399            $7.49     941,413          $ 5.05
   Granted                      1,091,500            4.94      2,699,045            13.22     971,943            9.61
   Exercised                      (22,240)           4.28       (235,637)            6.16    (144,487)           4.44
   Forfeited                     (929,868)          13.21       (777,013)           16.29    (228,470)           5.86
                              ------------ --------------- -------------- ---------------- ----------- ---------------
Outstanding - end of year       3,366,186          $ 7.94      3,226,794           $10.44   1,540,399          $ 7.49
                              ============ =============== ============== ================ =========== ===============

Exercisable at end of year        985,534          $ 8.58        266,526           $13.35     230,705          $ 6.57
                              ============ =============== ============== ================ =========== ===============

Weighted-average fair value
of options granted during
the year                                           $ 3.30                          $ 6.79                      $ 4.30
                                           ===============                ================             ===============


The following table summarizes information about stock options outstanding at December 31, 1999:

                                               OUTSTANDING                                   EXERCISABLE
                        ---------------------------------------------------------- ------------------------------------
                                             WEIGHTED-AVERAGE
    RANGE OF EXERCISE                           REMAINING       WEIGHTED-AVERAGE                      WEIGHTED-AVERAGE
       PRICES           NUMBER OUTSTANDING   CONTRACTUAL LIFE     EXERCISE PRICE   NUMBER EXERCISABLE  EXERCISE PRICE
----------------------- ------------------- -------------------- ----------------- ------------------- ---------------
         $2.75 - $5.50           2,344,194          8.8               $ 4.96                  636,095      $ 4.84
         $5.50 - $8.25             213,595          7.1               $ 6.01                   75,407      $ 6.01
        $8.25 - $11.00              83,827          7.1               $10.23                   46,215      $10.21
       $11.00 - $13.75             334,000          8.3               $13.62                   72,067      $13.61
       $13.75 - $16.50              84,000          6.4               $16.09                   17,400      $16.06
       $16.50 - $19.25              41,200          5.4               $16.95                   22,200      $16.94
       $19.25 - $22.00              78,870          7.0               $21.75                   18,150      $21.75
       $22.00 - $24.75              40,000          6.4               $24.25                   20,800      $24.25
       $24.75 - $27.50             146,500          5.1               $25.00                   77,200      $25.00
                        =================== ==================== ================= =================== ===============
                                 3,366,186          8.3               $ 7.94                  985,534      $ 8.58
                        =================== ==================== ================= =================== ===============


At December 31, 1999, options for 781,450 common shares were available for future grant.

Adjusted pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rate of 6% for all years; dividend yield of 0% for all years; volatility factors of the expected market price of the Company's common stock of 75% for all years; and a weighted-average expected life of the options of five years for all years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The

8.       REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
         (CONTINUED)

Company's adjusted pro forma information is as follows (in thousands, except for per share information):

                                                                     YEARS ENDED DECEMBER 31,
                                                              1999             1998              1997
                                                    ------------------- ---------------- -----------------
Adjusted pro forma net income (loss)                         $(19,294)        $(16,380)          $(1,129)
                                                    =================== ================ =================
Adjusted pro forma net income (loss) per share:
   Basic                                                      $ (1.09)         $ (0.93)           $(0.07)
                                                    =================== ================ =================
   Diluted                                                    $ (1.09)         $ (0.93)           $(0.07)
                                                    =================== ================ =================


WARRANTS

In connection with the issuance of the redeemable preferred stock in 1995, the Company issued two warrants to purchase an aggregate of 133,285 shares of common stock at an exercise price of $4.99 per share. The warrants are exercisable immediately and expire on October 26, 2000. As of December 31, 1999, warrants to purchase an aggregate of 130,393 shares of common stock remain outstanding.

COMMON STOCK RESERVED

Shares reserved for future issuance:


Redeemable convertible preferred stock                  2,750,000
Stock options                                           3,597,636
Warrants                                                  130,393
                                                        =========
   Total                                                6,478,029
                                                        =========


9.       INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                                         1999               1998               1997
----------------------------------------- -------------------- ------------------ ------------------
Current:
   Federal                                             $   -             $     -              $ 581
   State                                                  450                576                 97
                                          -------------------- ------------------ ------------------
                                                          450                576                678
Deferred:
   Federal                                              1,119             (1,205)               238
   State                                                  192               (173)                31
                                          -------------------- ------------------ ------------------
                                                        1,311             (1,378)               269
                                          ==================== ================== ==================
                                                       $1,761            $  (802)             $ 947
                                          ==================== ================== ==================

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes.

Significant components of the Company's deferred tax assets and liabilities are shown below (in thousands):

                                                                              1999            1998
---------------------------------------------------------------- ------------------ ---------------
Deferred tax liabilities:
Accounting method change for tax purposes                                  $ 1,322         $ 2,005
Depreciation and amortization                                                  229             126
                                                                 ------------------ ---------------
                                                                             1,551           2,131
Deferred tax assets:
Reserves and allowances                                                        945           1,792
Net operating losses                                                         3,594           2,280
Other                                                                            -               -
                                                                 ------------------ ---------------
                                                                             4,539           4,072
Net deferred tax asset before valuation allowance                           (2,988)         (1,941)
                                                                 ------------------ ---------------
Valuation allowance for deferred tax assets                                  2,988               -
                                                                 ------------------ ---------------
Net deferred tax asset                                                     $     -         $(1,941)
                                                                 ================== ===============

At December 31, 1999, the Company has federal and state net operating loss carryforwards of approximately $9,141,000 and $6,873,000, respectively. The federal and state loss carryforwards will begin to expire in 2018 and 2002, respectively, unless previously utilized.

Under sections 382 and 383 of the Internal Revenue Code, the annual use of the Company's net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more that 50%. However, the Company does not believe such a limitation will have a material impact on the ultimate utilization of these carryforwards.

The reconciliation of income tax computed at the federal statutory rate to the total provision for income taxes is as follows:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                        ------------ ------------------- -------------
                                                                           1999             1998             1997
                                                                        ------------ ------------------- ----------------
Tax at federal statutory rate                                                (35.0)%           (35.0)%         35.0 %
S corporation income not subject to corporate income taxes                       -             (18.1)         (33.7)
Nondeductible expenses                                                           -              10.6            9.4
Adjustment on conversion of S corporation to C corporation                       -              27.6           15.4
State taxes, net of federal benefit                                            9.3               1.9            2.1
Valuation allowance                                                           81.9                 -              -
Other                                                                            -               1.0           (0.8)
                                                                        ------------ ------------------- ---------------
                                                                              56.2 %           (12.0)%         27.4 %
                                                                        ============ =================== ==============


10.      BENEFIT PLANS

Effective November 1, 1999, the Company initiated a new DAOU Systems, Inc. 401(k) Salary Savings Plan (New Plan) which covers employees who meet certain age and service requirements. Employees may contribute a portion of their earnings each plan year subject to certain Internal Revenue Service limitations. This new Plan replaces the former DAOU Systems, Inc. 401(k) Salary Savings Plan. The Company has various other defined contribution plans under which employees also participated. Contributions under these plans are made at the sole discretion of the Company and were $428,000, $471,000 and $397,000 for 1999,1998, and 1997, respectively.

11.  CONTINGENCIES

Gary Colvin, an ex-employee of the Company, filed a lawsuit on February 25, 1997 against the Company and certain of its officers and directors in the U.S. District Court of the Southern District of California (Colvin v. DAOU Systems, et al.). The complaint alleged various causes of action, including wrongful termination, civil rights violations, breach of contract, fraud and violations of wage & hour laws. On February 9, 1998, the parties stipulated to the dismissal of the ex-employee's remaining Federal claim under the Fair Labor Standards Act. As a result, on March 4, 1998, the lawsuit was dismissed without prejudice after the court declined to exercise supplemental jurisdiction over the remaining state law claims. On March 31, 1998, the plaintiff re-filed in state court (Colvin v. DAOU Systems, Inc., et., al.). On March 19, 1999, the Company received a verdict in its favor on all causes of action. Mr. Colvin has appealed this verdict, but the state appellate court has not yet set a briefing schedule or a hearing date.

On September 18, 1997, seven present and/or former employees of the Company filed a lawsuit in the Superior Court of the State of California for the County of San Diego, titled Smyth, et al. v. DAOU Systems, Inc. (Case No. 714187), purporting to represent a class of all present and former DAOU employees classified as exempt from overtime pay requirements within the preceding three years. The plaintiffs claim that they and other exempt employees were not actually exempt under Federal and California law from overtime pay and are entitled to pay for unpaid overtime and penalties in an unstated amount. The plaintiffs also claim that, in response to their filing complaints with the Labor Board for the State of California, they were subjected to retaliatory discrimination by the Company. In October 1997, the Company successfully removed the lawsuit to the United States District Court for the Southern District of California. The plaintiffs' application for class certification was denied by the court, and one of the seven plaintiffs subsequently dismissed his claim and withdrew from the lawsuit. Trial is currently scheduled to begin on May 2, 2000. As of the date of this report, the potential amount of exposure to the Company from this lawsuit, in the event of an unfavorable outcome, cannot be estimated. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously.

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs and they filed an amended consolidated complaint on February 24, 1999. The new complaint realleges the same theory of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. These complaints were brought on behalf of a purported class of investors in the Company's Common Stock and do not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss that was filed on February 22, 2000 in the federal litigation. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

12.      DISCLOSURE OF SEGMENT INFORMATION

For the years ended December 31, 1999, 1998 and 1997, the Company has the following five reportable segments: information technology consulting, communications infrastructure, applications implementation, integration services, and outsourcing. Beginning in early 2000, the Company formed Enosus, a new segment that will offer internet and eCommerce services. The applications implementation group provides IT consulting resources to hospitals and other healthcare organizations. The communications infrastructure group installs, implements and maintains IT infrastructure for healthcare organizations. The management consulting group focuses on providing senior consultants to assist healthcare management to plan and meet their business and IT objectives. The integration services group concentrates on integration of existing healthcare systems (financial, clinical and management) to reduce overall costs and improve the quality of care.

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. The Company manages segment reporting at a gross margin level. Selling, general and administrative expenses, and fixed assets are managed at the corporate level separately from the segments and therefore are not separately allocated to the segments. The Company's segments are managed on an integrated basis in order to serve clients by assembling multi-disciplinary teams, which provide comprehensive services across its principal services.

                                 IT CONSULTING
                                      AND
                                  MANAGED CARE   COMMUNICATIONS    APPLICATION    INTEGRATION
                                 IMPLEMENTATION  INFRASTRUCTURE   IMPLEMENTATION    SERVICES    OUTSOURCING      TOTAL
                                 --------------- ---------------- --------------- ------------- ------------- -------------
YEAR ENDED DECEMBER 31, 1999
Total revenues                          $11,353          $23,493         $30,938       $14,166       $23,450      $103,400
Cost of services                          6,713           24,854          17,135         8,831        18,394        75,927
                                 --------------- ---------------- --------------- ------------- ------------- -------------
Gross profit                             $4,640          $(1,361)        $13,803        $5,335        $5,056        27,473
                                 =============== ================ =============== ============= =============
Gross profit percent                       40.9%            -5.8%           44.6%         37.7%         21.6%         26.6%
Sales and marketing                                                                                                 10,398
General and administrative                                                                                          25,071
Merger and related expenses                                                                                              -
                                                                                                              -------------
Loss from operations                                                                                               $(7,996)
                                                                                                              -------------

YEAR ENDED DECEMBER 31, 1998
Total revenues                          $11,161          $44,248         $20,612       $12,897       $15,866      $104,784
Cost of services                          6,880           39,415          11,500         7,328        12,898        78,021
                                 --------------- ---------------- --------------- ------------- ------------- -------------
Gross profit                             $4,281           $4,833          $9,112        $5,569        $2,968        26,763
                                 =============== ================ =============== ============= =============
Gross profit percent                       38.4%            10.9%           44.2%         43.2%         18.7%         25.5%
Sales and marketing                                                                                                 12,203
General and administrative                                                                                          18,456
Merger and related expenses                                                                                          2,825
                                                                                                              -------------
Loss from operations                                                                                              $ (6,721)
                                                                                                              -------------

YEAR ENDED DECEMBER 31, 1997
Total revenues                          $ 6,371          $34,102         $ 9,545       $ 9,462        $9,176       $68,656
Cost of services                          3,909           24,468           6,072         4,890         5,815        45,154
                                 --------------- ---------------- --------------- ------------- ------------- -------------
Gross profit                            $ 2,462           $9,634         $ 3,473       $ 4,572        $3,361        23,502
                                 =============== ================ =============== ============= =============
Gross profit percent                       38.6%            28.3%           36.4%         48.3%         36.6%          34.2%
Sales and marketing                                                                                                  7,780
General and administrative                                                                                          12,425
Merger and related expenses                                                                                            718
                                                                                                              -------------
Income from operations                                                                                             $ 2,579
                                                                                                              =============

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

------------------------------------- ------------- -------------------------------- ----------------- ---------------
               COL. A                    COL. B                 COL. C                    COL. D           COL. E
------------------------------------- ------------- -------------------------------- ----------------- ---------------
                                                               Additions
                                                    -------------- ----------------- ----------------- ---------------
                                       Balance at    Charged to    Charged to Other
                                       Beginning        Costs          Accounts--                       Balance at
            Description                of Period    and Expenses        Describe        Write-offs     End of Period
------------------------------------- ------------- -------------- ----------------- ----------------- ---------------
Year Ended December 31, 1999:
   Allowance for doubtful accounts            $956         $1,643              $  -             $ 731          $1,868

Year Ended December 31, 1998:
   Allowance for doubtful accounts            $312          $ 644              $  -               $ -            $956

Year Ended December 31, 1997:
  Allowance for doubtful accounts             $310           $ 70              $  -               $68            $312

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this item is included under the captions entitled "Elections of Directors" and "Information Concerning Directors and Executive Officers" in the Company's Proxy Statement and is incorporated herein by reference.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption entitled "Certain Relationships and Related Transactions " in the Company's Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following are filed as part of this Report.

         (1) Current reports on Form 8-K. No Current reports on Form 8-K were filed with the Commission during the fourth quarter of the year ended December 31, 1999.


 (b)     EXHIBITS.

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------

2.1(1) Agreement and Plan of Merger, dated as of January 9, 1997, by and between the Registrant and DAOU Systems, Inc., a California corporation.

2.2(2) Agreement and Plan of Merger, dated as of July 8, 1997, by and among the Registrant, DAOU-Integrex, Inc., a Delaware corporation and wholly-owned subsidiary of the Registrant, Integrex Systems Corporation, a Delaware corporation, and the stockholders of Integrex Systems Corporation.

2.3(+)(3)          Agreement and Plan of Merger, dated as of September 25, 1997, by and among the Registrant, DAOU On-Line, a Delaware
                   corporation and wholly-owned subsidiary of the Registrant,
                   On-Line Networking, Inc., a New Jersey corporation, and the stockholders of On-Line Networking, Inc.

2.4(+)(4)          Agreement and Plan of Merger, dated as of March 27, 1998, by and among the Registrant, DAOU-Synexus, Inc., a Delaware
                   corporation and wholly-owned subsidiary of the Registrant,
                   Synexus Incorporated, a Pennsylvania corporation, and the
                   stockholders of Synexus Incorporated.

2.5(+)(4)          Agreement and Plan of Merger, dated as of March 30, 1998, by and among the Registrant, DAOU-Sentient, Inc., a Delaware
                   corporation and wholly-owned subsidiary of the Registrant,
                   Sentient Systems, Inc., a Maryland corporation, and the
                   stockholders of Sentient Systems, Inc.

2.6(+)(5)          Agreement and Plan of Merger, dated as of June 16, 1998, by and among the Registrant, DAOU-TMI, Inc., a Delaware
                   corporation and wholly-owned subsidiary of the Registrant,
                   Technology Management, Inc., an Indiana corporation, and the stockholders of Technology Management, Inc.

2.7(+)(5)          Agreement and Plan of Merger, dated as of June 16, 1998, by and among the Registrant, DAOU-TMI, Inc., a Delaware
                   corporation and wholly-owned subsidiary of the Registrant,
                   International Health Care Systems, Inc., a Florida
                   corporation, and the stockholders of International Health
                   Care Systems, Inc.

2.8(+)(6)          Agreement and Plan of Merger, dated as of June 26, 1998, by and among the Registrant, DAOU-RHI, Inc., a Delaware
                   corporation and wholly-owned subsidiary of the Registrant,
                   Resources in Healthcare Innovations, Inc., an Indiana
                   corporation, Healthcare Transition Resources, Inc., an
                   Indiana corporation, Ultitech Resources Group, Inc., an
                   Indiana corporation, Innovative Systems Solutions, Inc., an
                   Indiana corporation, Grand Isle Consulting, Inc., an Indiana corporation and the shareholders of Resources in Healthcare
                   Innovations, Inc., Healthcare Transition Resources, Inc.,
                   Ultitech Resources Group, Inc., Innovative Systems Solutions,
                   Inc., Grand Isle Consulting, Inc.

3.1(1)             Amended and Restated Certificate of Incorporation of the
                   Registrant.

3.2(1)             Bylaws of the Registrant.

4.1                Reference is made to Exhibits 3.1 and 3.2.

4.2(1)             Specimen stock certificate.

4.3(1) Investors' Rights Agreement, dated as of October 26, 1995, between the Registrant and the parties named therein.

4.4(1)             Series A Preferred Stock Purchase Warrant No. 1, dated
                   October 26, 1995, issued to Needham & Company, Inc.


4.5(1)             Series A Preferred Stock Purchase Warrant No. 2, dated
                   October 26, 1995, issued to Needham Capital S.B.I.C., L.P.

4.6(10) Certificate of Designations of the Registrant, as filed with the Secretary of State of the State of Delaware on July 23, 1999.

4.7(10) Registration Rights Agreement, dated as of July 26, 1999, by and between the Registrant, Galen Partners III, L.P., a
                   Delaware limited partnership ("GALEN III"), Galen Partners
                   International III, L.P., a Delaware limited partnership
                   ("GALEN INTERNATIONAL"), and Galen Employee Fund III, L.P., a
                   Delaware limited partnership ("GALEN EMPLOYEE FUND").

10.1(1)            Form of Indemnification Agreement.

10.2(#)(1)         DAOU Systems, Inc. 1996 Stock Option Plan, as amended.

10.3(#)(1)         Form of Incentive Stock Option Agreement under the 1996 Stock
                   Option Plan.

10.4(#)(1)         Form of Nonstatutory Stock Option Agreement under the 1996
                   Stock Option Plan.

10.5(#)(1)         Employment Agreement, dated as of November 11, 1996, by and between the Registrant and Robert C. McNeill.

10.6(1) Sublease Agreement, dated as of March 1, 1996, by and between the Registrant and Adobe Systems Incorporated.

10.7(+)(1)         Information Management Agreement, dated as of April 1, 1996, by and between the Registrant and Candler Health System.

10.8(+)(1)         Principal Agreement, dated as of June 18, 1996, by and
                   between the Registrant and Catholic Medical Center of
                   Brooklyn & Queens, Inc.

10.9(+)(1)         Principal Agreement, dated as of June 29, 1995, by and
                   between the Registrant and Mercy Health Services.

10.10(+)(1)        Master Agreement, dated as of June 4, 1996, by and between the Registrant and Atlantic Health System.

10.11(1)           Form of Master Services Agreement.

10.12(*)(7)        Information Management Agreement, dated as of January 1,
                   1999, by and between the Registrant and Saint Mary's Health
                   Network.

10.13(8) Consulting Agreement, dated as of March 15, 1999, by and between the Registrant and Larry D. Grandia.

10.14(9) Employment Agreement, dated as of June 15, 1999, by and between the Registrant and Larry D. Grandia.

10.15(9) Loan and Security Agreement, dated as of June 29, 1999, by and among the Registrant, DAOU-Sentient, Inc., DAOU-RHI,
                   Inc., DAOU-TMI, Inc., DAOU-Synexus, Inc. and HCFP Funding,
                   Inc.

10.16(9)           Revolving Credit Note, dated as of June 29, 1999, issued to
                   HCFP Funding, Inc. by the Registrant, DAOU-Sentient, Inc.,
                   DAOU-RHI, Inc., DAOU-TMI, Inc. and DAOU-Synexus, Inc.

10.17(10)          Voting Agreement, dated as of July 26, 1999, by and among the
                   Registrant, Daniel J. Daou, Georges J. Daou, Galen III, Galen
                   International and Galen Employee Fund.

10.18(10)          Series A Preferred Stock Purchase Agreement, dated as of July
                   26, 1999, by and among the Registrant, Galen III, Galen
                   International and Galen Employee Fund.

10.19(11)          Letter Agreement to Separation and Release Agreement and
                   Consulting Agreement, dated as of July 26, 1999, by and
                   between the Registrant and Daniel J. Daou.

10.20(11)          Separation and Release Agreement, dated as of July 2, 1999, by and between the Registrant and Frederick C. McGee.

10.21(11)          Employment Agreement, dated as of September 8, 1999, by and between the Registrant and Donald R. Myll.

10.22              Separation Agreement and General Release, dated as of October
                   4, 1999, by and between the Registrant and Robert McNeill.



21                 Subsidiaries of the Registrant.

23.1               Consent of Ernst & Young LLP, independent auditors.

23.2               Consent of Deloitte & Touche LLP, independent auditors.

24 Power of Attorney (included on the signature page to this report).

27                 Financial Data Schedule.

(+) Confidential treatment has been granted with respect to certain portions of this exhibit.

(*) Confidential treatment has been requested with respect to certain portions of this exhibit.

(#) Identifies a management contract or compensatory plan or arrangement of the Registrant.

(1) Incorporated by reference to the similarly described exhibit included with the Registrant's Registration Statement on Form SB-2, File No. 333-18155, declared effective by the Commission on February 12, 1997.

(2) Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed with the Commission on July 18, 1997.

(3) Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed with the Commission on October 29, 1997.

(4) Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed with the Commission on April 14, 1998.

(5) Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed with the Commission on July 10, 1998.

(6) Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed with the Commission on August 7, 1998.

(7) Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed with the Commission on January 15, 1999.

(8) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on May 17, 1999.

(9) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 16, 1999.

(10) Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed with the Commission on July 29, 1999.

(11) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Commission on November 15, 1999.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Date: March 28, 2000

                     .                                DAOU SYSTEMS, INC.
                                                      By: /s/ Larry D. Grandia
                                                         -----------------------
                                                      Larry D. Grandia
                                                      Chief Executive Officer


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry D. Grandia and Donald R. Myll, jointly and severally, as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                                                DATE
-----------------------------     -------------------------------------------------    -------------------
/s/ Georges J. Daou               Chairman of the Board                                March 28, 2000
-----------------------------
Georges J. Daou


/s/ Larry  D. Grandia             President and Chief Executive Officer
-----------------------------     (Principal Executive Officer)                        March 28, 2000
Larry D. Grandia


/s/ Donald R. Myll                Executive Vice President,                            March 28, 2000
-----------------------------     Chief Financial Officer and Secretary
Donald R. Myll                    (Principal Financial and Accounting Officer)


/s/ Richard B. Jaffe              Director                                             March 28, 2000
-----------------------------
Richard B. Jaffe


/s/ David W. Jahns                Director                                             March 28, 2000
-----------------------------
David W. Jahns


/s/ Kevin M. Fickenscher, M.D.    Director                                             March 28, 2000
-----------------------------
Kevin M. Fickenscher, M.D.


/s/ John H. Moragne               Director                                             March 28, 2000
-----------------------------
John H. Moragne
