Form 10-Q
period 2000-03-31
DAOU SYSTEMS INC
filed 2000-05-15
CIK 1003989

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ___________,

                         Commission File No.: 000-22073

                               DAOU SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                        33-0284454
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

                               5120 Shoreham Place
                           San Diego, California 92122
               (Address of principal executive offices) (Zip Code)

                                 (858) 452-2221
              (Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                              ---   ---

The number of shares of Registrant's Common Stock, par value $.001 per share, outstanding as of May 12, 2000: 17,712,368

                               DAOU SYSTEMS, INC.



                               Index to Form 10-Q


PART I.         FINANCIAL INFORMATION                                                                    Page
                                                                                                      ----------
Item 1.         Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets at March 31, 2000 (unaudited) and
                  December 31, 1999                                                                         3

                Condensed Consolidated Statements of Operations (unaudited) for the Three
                  Months Ended March 31, 2000 and 1999                                                      4

                Condensed Consolidated Statements of Cash Flows (unaudited) for the Three
                  Months Ended March 31, 2000 and 1999                                                      5

                Notes to Condensed Consolidated Financial Statements                                        6

Item 2.         Management's Discussion and Analysis of  Financial Condition and Results of
                 Operations                                                                                10
Item 3.         Quantitative and Qualitative Disclosure about Market Risk                                  13

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                                          14
Item 6.         Exhibits and Reports on Form 8-K                                                           14

                SIGNATURES                                                                                 15


PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

                               DAOU Systems, Inc.
                      Condensed Consolidated Balance Sheets
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                           MARCH 31,       DECEMBER 31,
                                                                             2000              1999
                                                                          (UNAUDITED)
                                                                       ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $      12,642    $      15,480
   Short-term investments, available-for-sale                                       59               68
   Accounts receivable, net of allowance for doubtful accounts of
     $1,849 and $1,868 at March 31, 2000 and December 31, 1999,
     respectively                                                               16,857           21,912
   Contract work in progress                                                     3,743            2,816
   Income tax receivable                                                             -              378
   Other current assets                                                          1,660              670
                                                                       ------------------------------------
Total current assets                                                            34,961           41,324

Due from officers/stockholders                                                      95               98
Equipment, furniture and fixtures, net                                           4,126            4,319
Other assets                                                                       246              319
                                                                       ------------------------------------
TOTAL ASSETS                                                             $      39,428    $      46,060
                                                                       ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Trade accounts payable and other accrued liabilities                  $       3,019    $       4,698
   Accrued salaries and benefits                                                 3,706            4,248
   Current portion of severance payable                                            210              210
                                                                       ------------------------------------
Total current liabilities                                                        6,935            9,156

Long-term liabilities                                                              567              548

Commitments and contingencies


Redeemable convertible preferred stock, $.001 par value. Authorized 3,520 shares; issued and outstanding 2,182 shares at March 31, 2000
   and December 31, 1999                                                        11,566           11,382

Stockholders' equity:
   Common stock, $.001 par value.  Authorized shares 50,000 shares;
     issued and outstanding 17,712 shares at March 31, 2000 and
     December 31, 1999                                                              18               18
   Additional paid-in capital                                                   37,395           37,395
   Deferred compensation                                                          (155)            (192)
   Accumulated other comprehensive income                                          (44)             (43)
   Retained deficit                                                            (16,854)         (12,204)
                                                                       ------------------------------------
Total stockholders' equity                                                      20,360           24,974
                                                                       ------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $       39,428   $       46,060
                                                                       ====================================


SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               DAOU Systems, Inc.
                 Condensed Consolidated Statements of Operations
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         2000                     1999
                                                                   ------------------       ------------------
Revenues                                                           $        17,575          $        27,323
Cost of revenues                                                            15,956                   21,820
                                                                   ------------------       ------------------
Gross profit                                                                 1,619                    5,503

Operating expenses:
   Sales and marketing                                                       1,790                    2,905
   General and administrative                                                4,464                    5,336
                                                                   ------------------       ------------------
                                                                             6,254                    8,241
                                                                   ------------------       ------------------

Loss from operations                                                        (4,635)                  (2,738)
Interest income (expense), net                                                 169                      (86)
                                                                   ------------------       ------------------

Loss before income taxes                                                    (4,466)                  (2,824)
Provision (benefit) for income taxes                                             -                   (1,156)
                                                                   ------------------       ------------------
Net loss                                                                    (4,466)                  (1,668)

Accrued dividends on preferred stock                                          (184)                       -
                                                                   ------------------       ------------------
Net loss available to common stockholders                          $        (4,650)         $        (1,668)
                                                                   ==================       ==================

Basic and diluted net loss per common share                        $         (0.26)         $         (0.09)
                                                                   ==================       ==================

Shares used in computing basic and diluted net loss per
      common share:                                                         17,712                   17,689
                                                                   ==================       ==================


SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL statements.

                               DAOU Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED MARCH 31,
                                                                2000                  1999
                                                          -----------------     ------------------
OPERATING ACTIVITIES
Net loss                                                  $        (4,466)      $        (1,668)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                      637                   458
    Provision for uncollectible accounts                               75                    98
    Deferred income taxes                                               -                (1,158)
  Changes in operating assets and liabilities:
     Accounts receivable                                            4,980                  (615)
     Contract work in process                                        (927)                4,212
     Other current assets                                            (612)                 (170)
     Accounts payable and accrued liabilities                      (1,679)               (1,686)
     Accrued salaries and benefits                                   (542)                  185
     Other accounts                                                    19                    44
                                                          -----------------     ------------------
Net cash used in operating activities                              (2,515)                 (552)


INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures                       (407)                 (337)
Changes in other assets and maturities of
    short-term investments                                             84                    74
                                                          -----------------     ------------------
Net cash used in investing activities                                (323)                 (265)

FINANCING ACTIVITIES:
Repayments of long-term debt and line of credit                         -                (1,322)
                                                          -----------------     ------------------
Net cash used in financing activities                                   -                (1,322)
                                                          -----------------     ------------------


Decrease in cash and cash equivalents                              (2,838)               (2,139)
Cash and cash equivalents at beginning of period                   15,480                 6,756
                                                          -----------------     ------------------
Cash and cash equivalents at end of period                $        12,642       $         4,617
                                                          =================     ==================


   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               DAOU SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Presentation

The unaudited condensed consolidated financial statements of DAOU Systems, Inc. ("DAOU" or the "Company") at March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position of the Company at March 31, 2000 and the results of operations for the three month periods ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and net income or losses will continue.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financials should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 30, 2000 and in the Company's Proxy Statement Schedule 14A Information filed with the SEC on May 1, 2000.

2. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in the accompanying notes of the financial statements. The actual results could differ from those estimates.


3. Lines of Credit

On June 29, 1999, the Company secured a replacement $8.0 million revolving line of credit, which expires June 29, 2001. The line of credit bears interest at prime plus 1% per annum and is secured by substantially all of the assets of the Company and contains customary covenants and restrictions. There are no compensating balance requirements and borrowings under the line of credit are limited to 80% of qualifying receivables. No amounts were outstanding under this revolving line of credit as of March 31, 2000.


4. Related Party Transactions

In 1999, the Company provided implementation services to a company in which the Chairman of the Board is an investor. The Company has $514,000 in accounts receivable outstanding at March 31, 2000 related to the implementation services provided during 1999.

5. Net Loss Per Share

Net loss per share is computed in accordance with FASB Statement No. 128, EARNINGS PER SHARE. Basic net loss per share is computed using the weighted average number of common shares outstanding during each period.

Diluted net loss per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants. In 1999, diluted loss per share is unchanged from basic loss per share because the effects of the assumed conversion of stock options and warrants would be antidilutive.

The following table details the computation of basic and diluted net loss per share:

(In thousands, except per share information)
(unaudited)


                                                                      Three Months Ended
                                                                           March 31,
                                                                     2000             1999
                                                                ---------------- ---------------
Numerator:
   Net loss available to common stockholders                    $        (4,650) $       (1,668)

Denominator:
   Denominator for basic net loss per share - weighted
     average common shares outstanding                                   17,712          17,689
   Effect of dilutive securities:

      Warrants                                                                -               -
      Common stock options                                                    -               -
      Preferred stock                                                         -               -
                                                                ---------------- ---------------
                                                                              -               -
                                                                ---------------- ---------------
   Denominator for diluted net loss per share -adjusted
     weighted average common shares outstanding                          17,712          17,689
                                                                ================ ===============

Basic net loss per share                                        $         (0.26) $        (0.09)
                                                                ================ ===============

Diluted net loss per share                                      $         (0.26)  $       (0.09)
                                                                ================ ===============



6. Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2000 and 1999 totaled $(4,651,000) and $(1,577,000), respectively. The difference from reported net loss arises from the unrealized gains and losses on short-term investments.

7.  Series A Preferred Stock

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate of six percent per annum, payable in the form of shares of Series A Preferred Stock. Such dividend rate shall increase an additional one-percent per annum for each successive year after the second anniversary of the purchase date. As of March 31, 2000, the Company has accrued but undeclared preferred stock dividends of $492,000, payable in shares of Series A Preferred Stock.

8.       Disclosure of Segment Information

For the three months ended March 31, 2000 and 1999, the Company has the following five reportable segments: information technology (IT) consulting and managed care implementation, communications infrastructure, applications implementation, integration services, and outsourcing. Beginning in early 2000, the Company formed a new segment, Enosus. The IT consulting and managed care implementation group focuses on providing senior consultants to assist healthcare management to plan and meet their business and IT objectives. The communications infrastructure group installs, implements and maintains IT infrastructure for healthcare organizations. The applications implementation group provides IT consulting resources to hospitals and other healthcare organizations. The integration services group concentrates on integration of existing healthcare systems (financial, clinical and management) to reduce overall costs and improve the quality of care. The outsourcing group performs a full range of IT outsourcing services including co-source or outsource of call centers, help desks, desktop support, server management, network management, voice management and complete IT department outsourcing. Enosus provides Internet professional services and solutions to healthcare and other organizations executing an eBusiness strategy.

The Company manages segment reporting at a gross margin level. Sales and marketing, general and administrative expenses, and capital assets are managed at the corporate level separately from the segments and therefore are not separately allocated to the segments. The Company's segments are managed on an integrated basis in order to serve clients by assembling multi-disciplinary teams, which provide comprehensive services across its principal services.


                               IT
                           Consulting
                               and
                          Managed Care     Communications   Application   Integration
                          Implementation   Infrastructure  Implementation   Services    Outsourcing   Enosus    Total
                          --------------------------------------------------------------------------------------------
THREE MONTHS ENDED
    MARCH 31, 2000
-------------------------
Total revenues            $     1,400      $    3,948     $    4,397    $    2,512   $   5,271      $   47    $ 17,575
Cost of services                1,323           3,453          4,354         2,175       4,489         160      15,956
                          --------------------------------------------------------------------------------------------
Gross profit                       77             495             43           337         782        (113)      1,619
Gross profit percent                6%             13%             1%           13%         15%       (240)%         9%
Sales and marketing                                                                                              1,790
General and
  administrative                                                                                                 4,464
                                                                                                              --------
Loss from operations                                                                                          $  (4,635)
                                                                                                              ========

THREE MONTHS ENDED
    MARCH 31, 1999
-------------------------
Total revenues            $     2,342      $    8,450     $    7,351    $    3,421   $   5,759      $    -    $ 27,323
Cost of services                1,496           9,695          4,054         2,178       4,397           -      21,820
                          --------------------------------------------------------------------------------------------
Gross profit                      846          (1,245)         3,297         1,243       1,362                   5,503
                                                                                                         -
Gross profit percent               36%            (15)%           45%           36%         24%                     20%
Sales and marketing                                                                                              2,905
General and
  administrative                                                                                                 5,336
                                                                                                              --------
Loss from operations                                                                                          $ (2,738)
                                                                                                              ========


9.       Contingencies

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs and they filed an amended consolidated complaint on February 24, 1999. The new complaint realleges the same theory of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. These complaints were brought on behalf of a purported class of investors in the Company's Common Stock and do not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain
California statutes. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss that was filed on April 12, 2000 in the federal litigation. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect" or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and entail various risks and uncertainties as those set forth herein and in the Company's other SEC filings, including those more fully set forth in the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of the Company's Form 10-K for the year ended December 31, 1999 on file with the SEC, and in the Company's Proxy Statement Schedule 14A Information filed with the SEC on May 1, 2000. These risks and uncertainties could cause the Company's actual results to differ materially from those projected in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any such statements to reflect future events or developments.

OVERVIEW

DAOU provides integrated information technology (IT) solutions and services to the U.S. healthcare and Internet professional services industries. The Company's capabilities range from strategic planning (using IT to support key business goals), to the design and integration of IT components (voice, video and data networks, application implementation, Internet infrastructure, data warehouses), to the management and delivery of operational services (IT department, desktop management, ASP services, network management), and to Internet solutions and professional services supporting organizations executing an eBusiness strategy.

The Company's service offerings are segmented into the following business units:

- IT CONSULTING AND MANAGED CARE IMPLEMENTATION (IT Consulting) - develops business and IT strategic plans and solves execution challenges for managed care and healthcare delivery organizations, installs and integrates managed care applications, and manages IT systems.

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

The Company's gross margin with respect to fixed-fee based service contracts varies significantly depending on the percentage of third-party products versus professional services provided by the Company. Payments received in advance of services performed are recorded as deferred revenues. Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition. The resulting revenues recognized in excess of amounts billed and project costs are included in contract work in progress on the Company's balance sheet. In 1999, the Company began to focus on providing its professional services on a "time and expense" basis, under which revenues are recognized as the services are performed. Billings for these services occur on a semi-monthly or monthly basis. The Company also provides support and management service revenues, which are recognized ratably over the period that these services are provided.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net revenues.


                                                                  Three Months Ended March 31,
                                                                       2000            1999
                                                                 ----------------- -------------
        Revenues                                                       100%            100%
        Cost of revenues                                                91              80
                                                                 ----------------- -------------
        Gross profit                                                     9              20
        Operating expenses                                              35              30
                                                                 ----------------- -------------
        Loss from operations                                           (26)            (10)
        Interest income (expense), net                                   1               0
                                                                 ----------------- -------------
        Income (loss) before income taxes                              (25)            (10)
        Provision (benefit) for income taxes                            -               (4)
                                                                 ----------------- -------------
        Net income (loss)                                              (25)             (6)
                                                                 ================= =============



The Company's revenues decreased 36% or $9.7 million to $17.6 million for the three months ended March 31, 2000 from $27.3 million for the three months ended March 31, 1999, primarily due to a continued lag in the Company's core health care information technology business, attributable largely to weak post Year 2000 market demand, and due to the closure of the Company's cabling division, DAOU On-line, Inc. Services to DAOU's five largest customers accounted for 33% or $5.8 million of total revenues for the three months ended March 31, 2000.

Cost of revenues decreased 27% or $5.8 million to $16.0 million for the three months ended March 31, 2000 from $21.8 million for the three months ended March 31, 1999, primarily as a result of a decrease in revenue. Gross margin percentage decreased to 9% for the three months ended March 31, 2000 from 20% for the three months ended March 31, 1999, as a result of the reduced demand for professional services.

Sales and marketing expenses decreased 38% or $1.1 million to $1.8 million for the three months ended March 31, 2000 from $2.9 million for the three months ended March 31, 1999, primarily due to the continued consolidation of sales and marketing efforts into the corporate office and a reduction of sales expenditures. Sales and marketing expenses represented approximately 10% and 11% of total revenues for the three months ended March 31, 2000 and 1999, respectively.

General and administrative expenses decreased 15% or $800,000 to $4.5 million for the three months ended March 31, 2000 from $5.3 million for the three months ended March 31, 1999, primarily as a result of lower expenses caused by the integration of acquired companies and decreases in legal, travel and recruiting costs. General and administrative expenses represented approximately 25% and 20% of total revenues for the three months ended

March 31, 2000 and 1999, respectively.

Other income (expense), net, was $169,000 and $(86,000) for the three months ended March 31, 2000 and 1999, respectively. Other income is primarily interest income on cash and cash equivalents, and short-term investments. Other expense consists primarily of interest associated with the Company's business lines of credit. The increase in net other income (expense), net, was primarily due to higher average cash reserves available for investment and reduced interest expense after the payoff of outstanding debt in 1999.

Income taxes provided in 2000 are based on the Company's estimated effective tax rate. During 1999, the Company was estimating that it would receive tax benefit for its losses. In the fourth quarter, the tax benefit previously recorded was reversed due to the total loss in 1999.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2000, the Company had working capital of $28.0 million, a decrease of $4.2 million from $32.2 million on December 31, 1999. For the three months ended March 31, 2000, cash used in operating activities was $2.5 million compared to cash used in operating activities of $552,000 for the three months ended March 31, 1999. This change resulted primarily from the loss from operations.

Net cash used in investing activities was $323,000 in the current period, compared to net cash used in investing activities of $265,000 in the comparable prior period. This change resulted primarily from slightly increased equipment purchases for the three months ended March 31, 2000.

Net cash used in financing activities was $0 for the three months ended March 31, 2000, compared to net cash used in financing activities of $1.3 million in the comparable prior period. This change resulted primarily from repayments of debt and lines of credit of acquired companies of $1.3 million during the three months ended March 31, 1999.

On June 29, 1999, the Company secured an $8.0 million revolving line of credit that expires on June 29, 2001. The line of credit bears interest at prime plus 1% per annum, is secured by substantially all of the assets of the Company and contains customary covenants and restrictions. There are no compensating balance requirements and borrowings under the line of credit are limited to 80% of qualifying receivables. No amount remained outstanding under this revolving line of credit as of March 31, 2000.

Although the Company has an accumulated deficit as of March 31, 2000, the Company believes that its available funds together with anticipated cash from operating activities will be sufficient to meet its capital requirements, including the start-up costs for Enosus, for the foreseeable future. The Company may sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities or issuance of equity securities in future acquisitions would result in dilution to the Company's stockholders and the incurrence of additional debt could result in additional interest expense.

In July 1999, the Company issued 2,181,818 shares of Series A Preferred Stock. The Series A Preferred Stock accrues dividends at a six percent annual rate. Such rate will increase one percent each year after the second anniversary of the issue date of the Series A Preferred Stock. The dividend is payable in shares of Series A Preferred Stock except in the case of redemption or liquidation. The holders of the Series A Preferred Stock have the right to cause the Company to redeem their stock for an aggregate amount equal to $12 million, plus accrued dividends, which were $492,000 as of March 31, 2000, upon the occurrence of certain events that are outside the Company's control. If the Company is forced to redeem the Series A Preferred Stock, then the Company may be forced to sell additional equity or debt securities, or draw down its credit facility. The Company may not be able to raise additional capital on terms favorable to the Company, if at all.

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


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates, primarily from its variable-rate long-term debt arrangements and, to a lessor extent, its investments in certain available-for-sale marketable securities. Under its current policies, the Company does not use interest rate derivatives instruments to manage this exposure to interest rate changes. The Company does not have the option to convert its variable-rate long-term debt arrangement to fixed-rate debt arrangements for a nominal transaction fee. At March 31, 2000, the Company had no outstanding balance on its variable-rate debt. A hypothetical 1% adverse move in the interest rates along the entire interest rate yield curve would not materially effect the fair value of the Company's financial instruments that are exposed to changes in interest rates.

PART II OTHER INFORMATION

1.       Legal Proceedings


On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs and they filed an amended consolidated complaint on February 24, 2000. The new complaint realleges the same theory of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. These complaints were brought on behalf of a purported class of investors in the Company's Common Stock and do not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss, which was filed on April 12, 2000 in the federal litigation. That motion has been fully briefed and awaits the Court's ruling which will occur at the June 12, 2000 hearing on the matter. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.


Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits


    Exhibit No.       Description
    -----------       -----------
     10.1           Retention and Severance Agreement, dated as of March 1,
                      2000, by and between DAOU Systems, Inc. and Eric Ringwall


     10.2           Retention and Severance Agreement, dated as of March 1,
                      2000, by and between DAOU Systems, Inc. and Stephen M. Casey

     10.3           Retention and Severance Agreement, dated as of March 1,
                      2000, by and between DAOU Systems, Inc. and Donald R. Myll

     27.1           Financial Data Schedule



(b) Current Reports on Form 8-K. The Registrant did not file any Current Reports on Form 8-K with the Commission during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    May 12, 2000

DAOU SYSTEMS, INC.


SIGNATURE                TITLE                                                              DATE
---------------------------------------------------------------------------------------------------------

/s/ Larry  D. Grandia    President and Chief Executive Officer                              May 12, 2000
------------------------ (Principal Executive Officer)
Larry D. Grandia


/s/ Donald R. Myll       Executive Vice President, Chief Financial Officer and Secretary    May 12, 2000
------------------------ (Principal Financial and Accounting Officer)
Donald R. Myll



Exhibit Index

     10.1      Retention and Severance Agreement, dated as of March 1, 2000, by and between DAOU Systems, Inc. and Eric Ringwall

     10.2      Retention and Severance Agreement, dated as of March 1, 2000, by and between DAOU Systems, Inc. and Stephen M. Casey

     10.3      Retention and Severance Agreement, dated as of March 1, 2000, by and between DAOU Systems, Inc. and Donald R. Myll

     27.1      Financial Data Schedule