Form 10-Q
period 2000-06-30
DAOU SYSTEMS INC
filed 2000-08-14
CIK 1003989

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to  _______________,

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

The number of shares of Registrant's Common Stock, par value $.001 per share, outstanding as of August 11, 2000: 17,712,768

                               DAOU SYSTEMS, INC.


                               Index to Form 10-Q

PART I.         FINANCIAL INFORMATION                                                                 Page
                                                                                                    ----------
Item 1.         Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets at June 30, 2000 (unaudited) and
                  December 31, 1999                                                                         2

                Condensed Consolidated Statements of Operations (unaudited) for the Three Months
                and Six Months Ended June 30, 2000 and 1999                                                 3

                Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months
                Ended June 30, 2000 and 1999                                                                4

                Notes to Condensed Consolidated Financial Statements                                        5

Item 2.         Management's Discussion and Analysis of  Financial Condition and Results of
                 Operations                                                                                10
Item 3.         Quantitative and Qualitative Disclosure about Market Risk                                  14

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                                          15
Item 4.         Submission of Matters to a Vote of Security Holders                                        15
Item 6.         Exhibits and Reports on Form 8-K                                                           16

                SIGNATURES                                                                                 17

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

                               DAOU Systems, Inc.
                      Condensed Consolidated Balance Sheets
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                           JUNE 30,        DECEMBER 31,
                                                                             2000              1999
                                                                          (UNAUDITED)
                                                                       ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $      12,822    $      15,480
   Short-term investments, available-for-sale                                       64               68
   Accounts receivable, net of allowance for doubtful accounts of
     $1,771 and $1,868 at June 30, 2000 and December 31, 1999, respectively     14,692           21,912
   Contract work in progress                                                     1,456            2,816
   Income tax receivable                                                             -              378
   Other current assets                                                          1,692              670
                                                                       ------------------------------------
Total current assets                                                            30,726           41,324

Due from officers/stockholders                                                      96               98
Equipment, furniture and fixtures, net                                           4,032            4,319
Other assets                                                                       171              319
                                                                       ------------------------------------
TOTAL ASSETS                                                           $         35,025 $          46,060
                                                                       ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable and other accrued liabilities                  $       2,287    $       4,698
   Accrued salaries and benefits                                                 3,505            4,248
   Current portion of severance payable                                            210              210
                                                                       ------------------------------------
Total current liabilities                                                        6,002            9,156

Long-term liabilities                                                              471              548

Commitments and contingencies


Redeemable convertible preferred stock, $.001 par value. Authorized 3,520 shares; issued and outstanding 2,182 shares at June 30, 2000
   and December 31, 1999                                                        11,751           11,382
Stockholders' equity:
   Common stock, $.001 par value. Authorized shares 50,000 shares; issued and outstanding 17,713 shares at June 30, 2000 and 17,712
     shares at December 31, 1999                                                    18               18
   Additional paid-in capital                                                   37,396           37,395
   Deferred compensation                                                          (117)            (192)
   Accumulated other comprehensive income                                          (47)             (43)
   Retained deficit                                                            (20,449)         (12,204)
                                                                       ------------------------------------
Total stockholders' equity                                                      16,801           24,974
                                                                       ------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $         35,025 $         46,060
                                                                       ====================================

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               DAOU Systems, Inc.
                 Condensed Consolidated Statements of Operations
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                   2000               1999              2000                 1999
                                             ------------------ -----------------  ----------------    -----------------
Revenues                                      $       16,127    $        27,051     $       33,702     $        54,373
Cost of revenues                                      13,045             19,117             29,001              40,936
                                             ------------------ -----------------  ----------------    -----------------
Gross profit                                           3,082              7,934              4,701              13,437

Operating expenses:
   Sales and marketing                                 1,651              2,414              3,441               5,319
   General and administrative                          4,178              5,325              8,642              10,661
   Restructuring charges                                 827                  -                827                   -
                                             ------------------ -----------------  ----------------    -----------------
                                                       6,656              7,739             12,910              15,980
                                             ------------------ -----------------  ----------------    -----------------

Income (loss) from operations                         (3,574)               195             (8,209)             (2,543)
Interest income (expense), net                           164                (95)               333                (181)
                                             ------------------ -----------------  ----------------    -----------------

Income (loss) before income taxes                     (3,410)               100             (7,876)             (2,724)
Provision (benefit) for income taxes                       -                 40                  -              (1,116)
                                             ------------------ -----------------  ----------------    -----------------
Net income (loss)                                     (3,410)                60             (7,876)             (1,608)

Accrued dividends on preferred stock                    (185)                 -               (369)                  -
                                             ------------------ -----------------  ----------------    -----------------
Net income (loss) available to common
stockholders                                 $        (3,595)   $            60    $        (8,245)    $        (1,608)
                                             ================== =================  ================    =================

Net income (loss) per common share:
Basic                                        $         (0.20)   $          0.00    $         (0.47)    $         (0.09)
                                             ================== =================  ================    =================
Diluted                                      $         (0.20)   $          0.00    $         (0.47)    $         (0.09)
                                             ================== =================  ================    =================

Shares used in computing net income (loss)
per share:
Basic                                                 17,713             17,691             17,712              17,691
                                             ================== =================  ================    =================
Diluted                                               17,713             17,918             17,712              17,691
                                             ================== =================  ================    =================

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL statements.

                               DAOU Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                2000                  1999
                                                          -----------------     ------------------
OPERATING ACTIVITIES
Net loss                                                   $       (7,876)       $       (1,608)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
   Depreciation and amortization                                    1,156                   734
    Provision for uncollectible accounts                              197                    90
    Deferred income taxes                                               -                (1,560)
  Changes in operating assets and liabilities:
     Accounts receivable                                            7,023                 2,890
     Contract work in process                                       1,360                 3,666
     Other current assets                                            (644)                  184
     Accounts payable and accrued liabilities                      (2,411)               (2,092)
     Accrued salaries and benefits                                   (743)                1,594
     Other accounts                                                   103                   234
                                                          -----------------     ------------------
Net cash provided by (used in) operating activities                (1,835)                4,132


INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures                       (869)                 (699)
Maturities of short-term investments                                    -                    52
Changes in other assets                                               150                    10
                                                          -----------------     ------------------
Net cash used in investing activities                                (719)                 (637)

FINANCING ACTIVITIES:
Repayments of long-term debt and line of credit                      (105)                 (901)
Proceeds from inssuance of common stock                                 1                    11
                                                          -----------------     ------------------
Net cash used in financing activities                                (104)                 (890)
                                                          -----------------     ------------------


Increase (decrease) in cash and cash equivalents                   (2,658)                2,605
Cash and cash equivalents at beginning of period                   15,480                 6,756
                                                          -----------------     ------------------
Cash and cash equivalents at end of period                $        12,822       $         9,361
                                                          =================     ==================


SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DAOU SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

The unaudited condensed consolidated financial statements of DAOU Systems, Inc. ("DAOU" or the "Company") at June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position of the Company at June 30, 2000 and the results of operations for the three and six month periods ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and net income or losses will continue.

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


3. Lines of Credit

On June 29, 1999, the Company secured a replacement $8.0 million revolving line of credit, which expires June 29, 2001. The line of credit bears interest at prime plus 1% per annum and is secured by substantially all of the assets of the Company and contains customary covenants and restrictions. There are no compensating balance requirements and borrowings under the line of credit are limited to 80% of qualifying receivables. No amounts were outstanding under this revolving line of credit as of June 30, 2000.


4. Related Party Transactions

The Company provides implementation services to a company in which the Chairman of the Board is an investor. At June, 30, 2000, the Company has approximately $30,000 in accounts receivable outstanding related to these implementation services.


5. Net Loss Per Share

Net loss per share is computed in accordance with FASB Statement No. 128, EARNINGS PER SHARE. Basic net loss per share is computed using the weighted average number of common shares outstanding during each period. Diluted net loss per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants. In 2000 and for the six months ended June 30, 1999, diluted loss per share is unchanged from basic loss per share because the effects of the assumed conversion of stock options and warrants would be antidilutive.

The following table details the computation of basic and diluted net loss per share:

(In thousands, except per share information)
(unaudited)

                                                              Three Months Ended            Six Months Ended
                                                                   June 30,                     June 30,
                                                              2000         1999            2000             1999
                                                           -------------------------    -----------------------------
Numerator:
   Net income (loss) available to common stockholders          $(3,595)         $60        $ (8,245)       $ (1,608)

Denominator:
   Denominator for basic net loss per share - weighted
     average common shares outstanding                          17,713       17,691          17,712          17,691

Effect of dilutive securities:
      Warrants                                                       -           15               -               -
      Common stock options                                           -          212               -               -
                                                           -------------------------    -----------------------------
                                                                     -          227               -               -
                                                           -------------------------    -----------------------------
   Denominator for diluted net loss per share -adjusted
   weighted average common shares outstanding                  17,713        17,918         17, 712          17,691
                                                           ========================    =============================


Basic net loss per share                                        (0.20)         0.00           (0.47)          (0.09)
                                                           ========================    =============================

Diluted net loss per share                                      (0.20)         0.00           (0.47)          (0.09)
                                                           ========================    =============================

6. Comprehensive Loss

Comprehensive income (loss) for the three months ended June 30, 2000 and 1999 totaled $(3,598,000) and $137,000, respectively. Comprehensive loss for the six months ended June 30, 2000 and 1999 totaled $(8,249,000) and $(1,477,000), respectively. The difference from reported net loss arises from the unrealized gains and losses on short-term investments.


7.   Series A Preferred Stock

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate of six percent per annum, payable in the form of shares of Series A Preferred Stock. Such dividend rate shall increase an additional one-percent per annum for each successive year after the second anniversary of the purchase date. As of June 30, 2000, the Company has accrued but undeclared preferred stock dividends of $677,000, payable in shares of Series A Preferred Stock.


8.  Restructuring Charges

In connection with the Restructuring Plan, the Company has undertaken various actions to reduce the cost structure of the Company. As a result, the Company recorded restructuring charges in the period ending June 30, 2000, totaling approximately $827,000. Such charges were determined in accordance with Staff Accounting Bulletin No.

100, RESTRUCTURING AND IMPAIRMENT CHARGES, and Emerging Issues Task Force No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). These charges include severance costs related to a reduction in work force and the closure and combination of certain facilities.

The following table summarizes the restructuring and other related charges recorded in the period ended June 30, 2000, of which $107,000 are included in accrued liabilities at June 30, 2000.

       Severance costs for involuntary employee terminations                        $          752,000
       Costs related to closure and combination of facilities                                   75,000
                                                                                    -------------------
                                                                                    $          827,000
                                                                                    ===================

9.   Disclosure of Segment Information

For the three months and six months ended June 30, 2000 and 1999, the Company has the following five reportable segments: information technology (IT) consulting and managed care implementation, communications infrastructure, applications implementation, integration services, and outsourcing. Beginning in early 2000, the Company formed a new segment, Enosus. The IT consulting and managed care implementation group focuses on providing senior consultants to assist healthcare management to plan and meet their business and IT objectives. The communications infrastructure group installs, implements and maintains IT infrastructure for healthcare organizations. The applications implementation group provides IT consulting resources to hospitals and other healthcare organizations. The integration services group concentrates on integration of existing healthcare systems (financial, clinical and management) to reduce overall costs and improve the quality of care. The outsourcing group performs a full range of IT outsourcing services including co-source or outsource of call centers, help desks, desktop support, server management, network management, voice management and complete IT department outsourcing. Enosus provides Internet professional services and solutions to organizations executing an eBusiness strategy.

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

                          IT Consulting
                               and
                          Managed Care    Communications   Application    Integration
                          Implementation  Infrastructure  Implementation   Services    Outsourcing   Enosus      Total
                          -------------- --------------- --------------- ------------ ------------ ---------- -----------

THREE MONTHS ENDED JUNE 30, 2000
----------------------------------------
Total revenues         $  1,709            $  2,493         $  3,763    $  2,502    $  5,323    $    337    $ 16,127
Cost of services          1,482               2,311            2,511       1,709       4,573         459      13,045
                       --------            --------         --------    --------    --------    --------    --------
Gross profit                227                 182            1,252         793         750        (122)      3,082
Gross profit percent         13%                  7%              33%         32%         14%        -36%         19%


Sales and marketing
                                                                                                               1,651
General and
  administrative
                                                                                                               4,178
Restructuring charges
                                                                                                                 827
                                                                                                            -----------
Loss from operations                                                                                        $ (3,574)
                                                                                                            ===========

                          IT Consulting
                               and
                          Managed Care    Communications   Application    Integration
                          Implementation  Infrastructure  Implementation   Services    Outsourcing   Enosus      Total
                          -------------- --------------- --------------- ------------ ------------ ---------- -----------
THREE MONTHS ENDED
JUNE 30, 1999

Total revenues                     $  3,052   $    4,638    $   9,060    $  3,437    $  6,864    $   --         27,051
Cost of services                      1,699        4,365        4,647       2,162       6,244        --         19,117
                                   ------------------------------------------------------------------------------------
Gross profit                          1,353          273        4,413       1,275         620        --          7,934
Gross profit percent                     44%           6%          49%         37%          9%       --             29%

Sales and marketing                                                                                               2,414
General and
  administrative                                                                                                  5,325
Restructuring charges                                                                                                --
                                                                                                               --------
Income from operations                                                                                         $    195
                                                                                                               ========

SIX MONTHS ENDED JUNE 30, 2000
Total revenues                     $  3,126     $  6,441     $  8,144    $  5,014    $ 10,594    $    383     $ 33,702
Cost of services                      2,822        5,764        6,849       3,885       9,062         619       29,001
                                   ------------------------------------------------------------------------------------
Gross profit                            304          677        1,295       1,129       1,532        (236)       4,701
Gross profit percent                     10%          11%          16%         23%         14%        -62%          14%

Sales and marketing                                                                                              3,441
General and administrative                                                                                       8,642
Restructuring charges                                                                                              827
                                                                                                              --------
Loss from operations                                                                                         $ (8,209)
                                                                                                              ========

SIX MONTHS ENDED
JUNE 30, 1999
Total revenues                     $  5,394     $ 13,088     $ 16,410    $  6,858    $ 12,623    $  --        $ 54,373
Cost of services                      3,195       15,062        8,700       4,340       9,639        --         40,936
                                   ------------------------------------------------------------------------------------
Gross profit                          2,199       (1,974)       7,710       2,518       2,984        --         13,437
Gross profit percent                     41%         -15%          47%         37%         24%       --             25%

Sales and marketing                                                                                              5,319
General and
  administrative                                                                                                10,661
Restructuring charges                                                                                          -------
Loss from operations                                                                                          $ (2,543)
                                                                                                               ========

10.  Contingencies

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs and they filed an amended consolidated complaint on February 24, 1999. The new complaint realleges the same theory of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. These complaints were brought on behalf of a purported class of investors in the Company's Common Stock and do not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss, which was filed on February 22, 2000 in the federal litigation. That motion has been fully briefed and awaits the Court's ruling which will occur at the November 20, 2000 hearing on the matter. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

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

MERGER DISCUSSIONS

On August 10, 2000, DAOU announced that it is seeking strategic alternatives designed to maximize shareholder value and that it is currently holding discussions with Perot Systems Corporation, a Delaware Corporation, regarding the possible sale of the Company. Although no definitive agreement has been signed and a price has not been agreed to, the price currently being discussed would not be at a substantial premium over the current market price. There can be no assurance that an agreement regarding the sale of the Company will be reached as a result of the current discussions at such a price or at any price, or that an agreement will be reached with any other company at all.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net revenues.

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     ------------------------------  ----------------------------
                                                          2000            1999           2000          1999
                                                     ---------------  -------------  ------------- --------------
        Revenues                                          100%            100%           100%          100%
        Cost of revenues                                   81              71             86            75
                                                     ---------------  -------------  ------------- --------------
        Gross profit                                       19              29             14            25
        Selling, general and administrative
        expenses                                           36              29             36            30
        Restructuring charges                               5              -               2             -
                                                     ---------------  -------------  ------------- --------------
        Income (loss) from operations                     (22)             -             (24)           (5)
        Interest income (expense), net                     1               -              1              -
                                                     ---------------  -------------  ------------- --------------
        Income (loss) before income taxes                 (21)             -             (23)           (5)
        Provision (benefit) for income taxes               -               -              -             (2)
                                                     ---------------  -------------  ------------- --------------
        Net income (loss)                                 (21)             -             (23)           (3)
                                                     ===============  =============  ============= ==============


THREE MONTHS ENDED JUNE 30, 2000 AND 1999

The Company's revenues decreased 40% or $11.0 million to $16.1 million for the three months ended June 30, 2000 from $27.1 million for the three months ended June 30, 1999, primarily due to continued weakness in the Company's core health care information technology (IT) business, that management attributes to reduced demand for such services as compared to fiscal year 1999, in which customers dedicated more resources to information technology matters in light of Year 2000 issues. Services to DAOU's five largest customers accounted for 33% or $5.3 million of total revenues for the three months ended June 30, 2000.

Cost of revenues decreased 32% or $6.1 million to $13.0 million for the three months ended June 30, 2000 from $19.1 million for the three months ended June 30, 1999, primarily as a result of a workforce reduction and employee related expenses in the second quarter driven by the reduced demand for professional services. Gross margin percentage decreased to 19% for the three months ended June 30, 2000 from 29% for the three months ended June 30, 1999.

Sales and marketing expenses decreased 32% or $0.7 million to $1.7 million for the three months ended June 30, 2000 from $2.4 million for the three months ended June 30, 1999, primarily due to the continued consolidation of sales and marketing efforts into the corporate office and a reduction of sales expenditures. Sales and marketing expenses represented approximately 10% and 9% of total revenues for the three months ended June 30, 2000 and 1999, respectively.

General and administrative expenses decreased 22% or $1.1 million to $4.2 million for the three months ended June 30, 2000 from $5.3 million for the three months ended June 30, 1999, primarily as a result of synergies related to the integration of acquired companies and a workforce reduction and employee related expenses. General and administrative expenses represented approximately 26% and 20% of total revenues for the three months ended June 30, 2000 and 1999, respectively.

In connection with the Restructuring Plan, the Company has undertaken various actions to improve the cost structure of the Company. As a result, the Company recorded restructuring charges in the three months ended June 30, 2000 totaling $827,000. These charges result primarily from severance costs related to a workforce reduction and the costs related to the closure and combination of certain facilities.

Other income (expense), net, was $164,000 and $(95,000) for the three months ended June 30, 2000 and 1999, respectively. Other income is primarily interest income on cash and cash equivalents, and short-term investments. Other expense consists primarily of interest associated with the Company's business lines of credit. The increase in net other income (expense), net, was primarily due to higher average cash reserves available for investment and reduced interest expense after the payoff of outstanding debt in 1999.

Income taxes provided in 2000 are based on the Company's estimated effective tax rate. During 1999, the Company was estimating that it would receive tax benefit for its losses. In the fourth quarter, the tax benefit previously recorded was reversed due to the total loss in 1999.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

The Company's revenues decreased 38% or $20.7 million to $33.7 million for the six months ended June 30, 2000 from $54.4 million for the six months ended June 30, 1999, primarily due to continued weakness in the Company's core health care information technology (IT) business, that management attributes to reduced demand for such services as compared to fiscal year 1999, in which customers dedicated more resources to information technology matters in light of Year 2000 issues. Services to DAOU's five largest customers accounted for 28% or $9.4 million of total revenues for the six months ended June 30, 2000.

Cost of revenues decreased 29% or $11.9 million to $29.0 million for the six months ended June 30, 2000 from $40.9 million for the six months ended June 30, 1999, primarily as a result of a workforce reduction and employee related expenses in the second quarter driven by the reduced demand for professional services. Gross margin percentage decreased to 14% for the six months ended June 30, 2000 from 25% for the six months ended June 30, 1999.

Sales and marketing expenses decreased 35% or $1.9 million to $3.4 million for the six months ended June 30, 2000 from $5.3 million for the six months ended June 30, 1999, primarily due to the continued consolidation of sales and marketing efforts into the corporate office and a reduction of sales expenditures. Sales and marketing expenses represented approximately 10% total revenues for the six months ended June 30, 2000 and 1999.

General and administrative expenses decreased 19% or $2.1 million to $8.6 million for the six months ended June 30, 2000 from $10.7 million for the six months ended June 30, 1999, primarily as a result of synergies related to the integration of acquired companies and a workforce reduction and employee related expenses. General and administrative expenses represented approximately 26% and 20% of total revenues for the six months ended June 30, 2000 and 1999, respectively.

In connection with the Restructuring Plan, the Company has undertaken various actions to improve the cost structure of the Company. As a result, the Company recorded restructuring charges in the three months ended June 30, 2000 totaling $827,000. These charges result primarily from severance costs related to a workforce reduction and the costs related to the closure and combination of certain facilities.

Other income (expense), net, was $333,000 and $(181,000) for the six months ended June 30, 2000 and 1999, respectively. Other income is primarily interest income on cash and cash equivalents, and short-term investments. Other expense consists primarily of interest associated with the Company's business lines of credit. The increase in net other income (expense), net, was primarily due to higher average cash reserves available for investment and reduced interest expense after the payoff of outstanding debt in 1999.

Income taxes provided in 2000 are based on the Company's estimated effective tax rate. During 1999, the Company was estimating that it would receive tax benefit for its losses. In the fourth quarter, the tax benefit previously recorded was reversed due to the total loss in 1999.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2000, the Company had working capital of $24.7 million, a decrease of $7.5 million from $32.2 million on December 31, 1999. For the six months ended June 30, 2000, cash used in operating activities was $1.8 million compared to cash used in operating activities of $4.1 million for the six months ended June 30, 1999. This change resulted primarily from the loss from operations and decreases in accounts payable and accrued liabilities offset by decreases in accounts receivable and contract work in progress.

Net cash used in investing activities was $719,000 in the current period, compared to net cash used in investing activities of $637,000 in the comparable prior period. This change resulted primarily from slightly increased equipment purchases for the six months ended June 30, 2000.

Net cash used in financing activities was $104,000 for the six months ended June 30, 2000, compared to net cash used in financing activities of $890,000 in the comparable prior period. This change resulted primarily from repayments of debt and lines of credit during the six months ended June 30, 1999.

On June 29, 1999, the Company secured an $8.0 million revolving line of credit that expires on June 29, 2001. The line of credit bears interest at prime plus 1% per annum, is secured by substantially all of the assets of the Company and contains customary covenants and restrictions. There are no compensating balance requirements and borrowings under the line of credit are limited to 80% of qualifying receivables. No amounts are outstanding under this revolving line of credit and there are no outstanding letters of credit as of August 11, 2000. This credit facility contains change of control provisions that will be triggered by a merger involving the Company, such as the one being discussed with Perot Systems Corporation. If the creditor fails to consent to this transaction, or any similar transaction, any amounts outstanding under this facility at that time would have to be repaid and this facility could be terminated. Although the Company does not have any reason to believe that such creditor would withhold consent, there can be no assurance that such consent will be obtained. In addition, if such facility is terminated, there can be no assurance that the Company will be able to obtain another facility on similar terms or at all.

Although the Company has an accumulated deficit as of June 30, 2000, the Company believes that its existing cash and short term investments together with anticipated cash from operating activities will be sufficient to meet its capital requirements, including the start-up costs for Enosus, for the foreseeable future. The Company may draw down its credit facility, sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities or issuance of equity securities in future acquisitions would result in dilution to the

Company's stockholders and the incurrence of additional debt could result in additional interest expense.

In July 1999, the Company issued 2,181,818 shares of Series A Preferred Stock. The Series A Preferred Stock accrues dividends at a six percent annual rate. Such rate will increase one percent each year after the second anniversary of the issue date of the Series A Preferred Stock. The dividend is payable in shares of Series A Preferred Stock except in the case of redemption or liquidation. The holders of the Series A Preferred Stock have the right to cause the Company to redeem their stock for an aggregate amount equal to $12 million, plus accrued dividends, which were $677,000 as of June 30, 2000, upon the occurrence of certain events that are outside the Company's control. If the Company is forced to redeem the Series A Preferred Stock, then the Company may be forced to sell additional equity or debt securities, or draw down its credit facility. The Company may not be able to raise additional capital on terms favorable to the Company, if at all.


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


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates, primarily from its variable-rate long-term debt arrangements and, to a lessor extent, its investments in certain available-for-sale marketable securities. Under its current policies, the Company does not use interest rate derivatives instruments to manage this exposure to interest rate changes. The Company does not have the option to convert its variable-rate long-term debt arrangement to fixed-rate debt arrangements for a nominal transaction fee. At August 11, 2000, the Company had no outstanding balance on its variable-rate debt. A hypothetical 1% adverse move in the interest rates along the entire interest rate yield curve would not materially effect the fair value of the Company's financial instruments that are exposed to changes in interest rates.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings


On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs and they filed an amended consolidated complaint on February 24, 1999. The new complaint realleges the same theory of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. These complaints were brought on behalf of a purported class of investors in the Company's Common Stock and do not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss, which was filed on February 22, 2000 in the federal litigation. That motion has been fully briefed and awaits the Court's ruling which will occur at the November 20, 2000 hearing on the matter. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company's 2000 Annual Meeting of Stockholders was held on May 31, 2000. The following matters were voted on by the stockholders.

1.   Election of two Class II Directors

     John H. Morange and Kevin Fickenscher were reelected to the Board of Directors for terms extending through the 2003 Annual Meeting of Stockholders. The vote was 15.9 million in favor of Mr. Morange and 0.5 million votes withheld, and 15.9 million in favor of Mr. Fickenscher and
     0.5 million votes withheld.

2.   Amend the 1996 Stock Option Plan

     The stockholders adopted an amendment to the Company's 1996 Stock Option Plan increasing the aggregate number of shares of common stock which may be affected under the plan from 4,000,000 to 5,000,000. The vote was 5.8 million in favor of the amendment, with 3.7 million votes against and 21,000 withheld.

3.   Adopt the 2000 Employee Stock Purchase Plan

     The stockholders adopted the 2000 Employee Stock Purchase Plan. An aggregate of 1,500,000 shares of common stock may be purchased by eligible employees through payroll deductions. The vote was 8.8 million in favor, with 0.7 million votes against and 14,000 withheld.

4.   Ratification of Independent Auditors

     The stockholders ratified the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000. Ernst & Young LLP has audited the Company's financial statements annually since March 1995. The vote was 16.1 million in favor, with 0.3 million votes against and 5,000 withheld.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

    Exhibit No.               Description
    --------------            ----------------
       27.1                   Financial Data Schedule


(b) Current Reports on Form 8-K. The Registrant did not file any Current Reports on Form 8-K with the Commission during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:    August 11, 2000

                                 DAOU SYSTEMS, INC.


                                 By:  /s/ Larry D. Grandia
                                     --------------------------------------
                                     Larry D. Grandia
                                     President and Chief Executive Officer,
                                     Duly authorized officer


                                 By:  /s/ Donald R. Myll
                                     --------------------------------------
                                     Donald R. Myll
                                     Executive Vice President,
                                     Chief Financial Officer, and
                                     Secretary, Principal financial
                                     and accounting officer.