Form 10-Q
period 2000-09-30
DAOU SYSTEMS INC
filed 2000-11-14
CIK 1003989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________

000-22073
(Commission File No.)

DAOU SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0284454 (I.R.S. Employer Identification No.)

5120 Shoreham Place San Diego, California (Address of principal executive offices)	92122 (Zip Code)

(858) 452-2221
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [  ]

             The number of shares of Registrant’s Common Stock, par value $.001 per share, outstanding as of November 11, 2000: 17,712,768

DAOU SYSTEMS, INC.

SIGNATURES	17

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

DAOU SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data)

	September 30, 2000	December 31, 1999

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,036	$15,480
Short-term investments, available-for-sale	81	68
Accounts receivable, net of allowance for doubtful accounts of $1,114 and $1,868 at September 30, 2000 and December 31, 1999, respectively	13,391	21,912
Contract work in progress	323	2,816
Income tax receivable	—	378
Other current assets	1,761	670

Total current assets	27,592	41,324
Due from officers/stockholders	—	98
Equipment, furniture and fixtures, net	3,314	4,319
Other assets	155	319

Total Assets	$31,061	$46,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and other accrued liabilities	$2,230	$4,698
Accrued salaries and benefits	3,519	4,248
Current portion of severance payable	210	210

Total current liabilities	5,959	9,156
Long-term liabilities	429	548
Commitments and contingencies
Redeemable convertible preferred stock, $.001 par value. Authorized 3,520 shares; issued and outstanding 2,182 shares at September 30, 2000 and December 31, 1999	11,940	11,382
Stockholders’ equity:
Common stock, $.001 par value. Authorized shares 50,000 shares; issued and outstanding 17,713 shares at September 30, 2000 and 17,712 shares at December 31, 1999	18	18
Additional paid-in capital	37,396	37,395
Deferred compensation	(78)	(192)
Accumulated other comprehensive income	(50)	(43)
Accumulated deficit	(24,553)	(12,204)

Total stockholders’ equity	12,733	24,974

Total Liabilities and Stockholders’ Equity	$31,061	$46,060

See accompanying notes to the condensed consolidated financial statements.

DAOU SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Revenues	$15,341	$25,382	$49,043	$79,755
Cost of revenues	13,259	17,701	42,260	58,638

Gross profit	2,082	7,681	6,783	21,117
Operating expenses:
Sales and marketing	1,390	2,233	4,831	7,552
General and administrative	4,791	4,790	13,433	15,449
Restructuring charges	—	—	827	—

	6,181	7,023	19,091	23,001

Income (loss) from operations	(4,099)	658	(12,308)	(1,884)
Interest income, net	184	614	517	433

Income (loss) before income taxes	(3,915)	1,272	(11,791)	(1,451)
Provision (benefit) for income taxes	—	519	—	(596)

Net income (loss)	(3,915)	753	(11,791)	(855)
Accrued dividends on preferred stock	(189)	(128)	(558)	(128)

Net income (loss) available to common stockholders	$(4,104)	$625	$(12,349)	$(983)

Net income (loss) per common share:
Basic	$(0.23)	$0.04	$(0.70)	$(0.06)

Diluted	$(0.23)	$0.04	$(0.70)	$(0.06)

Shares used in computing net income (loss) per share:
Basic	17,713	17,695	17,712	17,692

Diluted	17,713	17,805	17,712	17,692

See accompanying notes to the condensed consolidated financial statements.

DAOU SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2000	1999

Operating Activities:
Net loss	$(11,791)	$(855)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,898	1,173
Provision for uncollectible accounts	197	154
Deferred income taxes	—	(1,560)
Changes in operating assets and liabilities:
Accounts receivable	8,324	2,984
Contract work in process	2,493	3,776
Other current assets	(713)	(75)
Accounts payable and accrued liabilities	(2,468)	(3,863)
Accrued salaries and benefits	(729)	1,612
Other accounts	153	85

Net cash provided by (used in) operating activities	(2,636)	3,431

Investing Activities:
Purchases of equipment, furniture and fixtures, net	(893)	(1,136)
Maturities (purchases) of short-term investments	(20)	742
Changes in other assets	262	(21)

Net cash used in investing activities	(651)	(415)

Financing Activities:
Repayments of long-term debt and line of credit	(158)	(5,479)
Proceeds from issuance of common stock	1	82
Proceeds from issuance of preferred stock	—	11,128

Net cash provided by (used in) financing activities	(157)	5,731

Increase (decrease) in cash and cash equivalents	(3,444)	8,747
Cash and cash equivalents at beginning of period	15,480	6,756

Cash and cash equivalents at end of period	$12,036	$15,503

See accompanying notes to the condensed consolidated financial statements.

DAOU SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

             The unaudited condensed consolidated financial statements of DAOU Systems, Inc. (“DAOU” or the “Company”) at September 30, 2000 and for the three and nine-month periods ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position of the Company at September 30, 2000 and the results of operations for the three and nine-month periods ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and net income or losses will continue.

             The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financials should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2000.

2.   Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in the accompanying notes of the financial statements. The actual results could differ from those estimates.

3.   Lines of Credit

             On June 29, 1999, the Company obtained an $8.0 million revolving line of credit, which expires June 29, 2001. The line of credit bears interest at prime plus 1% per annum and is secured by substantially all of the assets of the Company and contains customary covenants and restrictions. There are no compensating balance requirements and borrowings under the line of credit are limited to 80% of qualifying receivables. At September 30, 2000, the Company was not in compliance with certain debt covenants; however, the Company obtained a waiver from the lender. With the renegotiation of the preferred stock, as discussed below, the Company is in compliance with its debt covenants. No amounts were outstanding under this revolving line of credit as of September 30, 2000.

4.   Net Income (Loss) Per Share

             Net income (loss) per share is computed in accordance with FASB Statement No. 128, EARNINGS PER SHARE. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants. In 2000 and for the nine months ended September 30, 1999, diluted loss per share is unchanged from basic loss per share because the effects of the assumed conversion of stock options and warrants would be antidilutive.

             The following table details the computation of basic and diluted net income (loss) per share:

(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Numerator:
Net income (loss) available to common stockholders	$(4,104)	$625	$(12,349)	$(983)
Denominator:
Denominator for basic net income (loss) per share—weighted average common shares outstanding	17,713	17,695	17,712	17,692
Effect of dilutive securities:
Common stock options	—	110	—	—

	—	110	—	—

Denominator for diluted net income (loss) per share—adjusted weighted average common shares outstanding	17,713	17,805	17,712	17,692

Basic net income (loss) per share	$(0.23)	0.04	$(0.70)	(0.06)

Diluted net income (loss) per share	$(0.23)	0.04	$(0.70)	(0.06)

5.    Comprehensive Loss

             Comprehensive income (loss) for the three months ended September 30, 2000 and 1999 totaled $(4,107,000) and $254,000, respectively. Comprehensive loss for the nine months ended September 30, 2000 and 1999 totaled $(12,356,000) and $(1,132,000), respectively. The difference from reported net loss arises from the unrealized gains and losses on short-term investments.

6.   Series A Preferred Stock

             Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate of six percent per annum, payable in the form of shares of Series A Preferred Stock. Such dividend rate shall increase an additional one-percent per annum for each successive year after the second anniversary of the purchase date. As of September 30, 2000, the Company has accrued but undeclared preferred stock dividends of $866,000, payable in shares of Series A Preferred Stock. See “Fourth Quarter Events” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

7.   Restructuring Charges

             In connection with the Restructuring Plan, the Company has undertaken various actions to reduce the cost structure of the Company. As a result, the Company recorded restructuring charges in the second quarter of 2000, totaling approximately $827,000. Such charges were determined in accordance with Staff Accounting Bulletin No. 100, RESTRUCTURING AND IMPAIRMENT CHARGES, and Emerging Issues Task Force No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). These charges include severance costs related to a reduction in work force of $752,000 and the closure and combination of certain facilities of $75,000. As of September 30, 2000, the Company has paid and charged all of the restructuring liability.

8.   Disclosure of Segment Information

             For the three months and nine months ended September 30, 2000 and 1999, the Company has the following five reportable segments: information technology (IT) consulting and managed care implementation, communications infrastructure, applications implementation, integration services, and outsourcing. Beginning in early 2000, the Company formed a new segment, Enosus. The IT consulting and managed care implementation group focuses on providing senior consultants to assist healthcare management to plan and meet their business and IT objectives. The communications infrastructure group installs, implements and maintains IT infrastructure for healthcare organizations. The applications implementation group provides IT consulting resources to hospitals and other healthcare organizations. The integration services group concentrates on integration of existing healthcare systems (financial, clinical and management) to reduce overall costs and improve the quality of care. The outsourcing group performs a full range of IT outsourcing services including co-source or outsource of help desks, desktop support, server management, network management, voice management and complete IT department outsourcing. Enosus provides Internet professional services and solutions to organizations executing an eBusiness strategy.

             On September 30, 2000, the Company terminated an unprofitable contract to provide desktop outsourcing services for a large healthcare network. As a result of the termination, the Company recorded a write-off of a receivable totaling $318,000 in the period ending September 30, 2000. Revenues related to this contract were $869,000 and $2,169,000 for the three and nine months ending September 30, 2000, respectively.

             The Company manages segment reporting at a gross margin level. Selling, general and administrative expenses, and fixed assets are managed at the corporate level separately from the segments and therefore are not separately allocated to the segments. The Company’s segments are managed on an integrated basis in order to serve clients by assembling multi-disciplinary teams, which provide comprehensive services across its principal services.

	IT Consulting and Managed Care Implementation	Communications Infrastructure	Application Implementation	Integration Services	Outsourcing	Enosus	Total

Three months ended September 30, 2000
Total revenues	$2,526	$2,007	$3,187	$2,507	$5,005	$109	$15,341
Cost of revenues	2,071	2,008	2,719	1,605	4,450	406	13,259

Gross profit	455	(1)	468	902	555	(297)	2,082
Gross profit percent	18%	0%	15%	36%	11%	(273)%	14%

Sales and marketing							1,390
General and administrative							4,791

Loss from operations							$(4,099)

Three months ended September 30, 1999
Total revenues	$3,285	4,107	$8,788	$3,289	$5,913	$—	$25,382
Cost of revenues	1,881	3,878	4,970	2,218	4,754	—	17,701

Gross profit	1,404	229	3,818	1,071	1,159	—	7,681
Gross profit percent	43%	6%	43%	33%	20%	—	30%

Sales and marketing							2,233
General and administrative							4,790

Income from operations							$658

	IT Consulting and Managed Care Implementation	Communications Infrastructure	Application Implementation	Integration Services	Outsourcing	Enosus	Total

Nine months ended September 30, 2000
Total revenues	$5,652	$8,448	$11,359	$7,493	$15,599	$492	$49,043
Cost of revenues	4,893	7,773	9,595	5,483	13,491	1,025	42,260

Gross profit	759	675	1,764	2,010	2,108	(533)	6,783
Gross profit percent	13%	8%	16%	27%	13%	(108)%	14%

Sales and marketing							4,831
General and administrative							13,433
Restructuring charges							827

Loss from operations							$(12,308)

Nine month ended September 30, 1999
Total revenues	$8,679	$17,195	$25,198	$10,147	$18,536	$—	$79,755
Cost of revenues	5,076	18,940	13,670	6,558	14,394	—	58,638

Gross profit	3,603	(1,745)	11,528	3,589	4,142	—	21,117
Gross profit percent	42%	(10)%	46%	35%	22%	—	26%

Sales and marketing							7,552
General and administrative							15,449

Loss from operations							$(1,884)

9.   Contingencies

             On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs. They filed an amended consolidated complaint on February 24, 1999 and a second amended consolidated complaint on January 21, 2000. The new complaint realleges the same theory of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. These complaints were brought on behalf of a purported class of investors in the Company’s Common Stock and do not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss, which was filed on February 22, 2000 in the federal litigation. That motion has been fully briefed and awaits the Court’s ruling which will occur at the January 29, 2001 hearing on the matter. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company’s business, results of operations and financial condition.

10.   Subsequent Events

             On November 9, 2000, the Company’s Board of Directors appointed James T. Roberto to the Board and to succeed Larry D. Grandia as the Company’s president and chief executive officer. Mr. Grandia, however, will remain on the Board. In addition, Richard B. Jaffe and John H. Moragne have resigned from the Board and the Board has adopted a resolution fixing the membership of the Board to five.

             Mr. Grandia’s resignation as the president and chief executive officer of the Company would have given the holders of the Company’s Series A Preferred Stock the right to cause the Company to redeem their Series A Preferred Stock for approximately $12.9 million. However, the Company and the holders of the Series A Preferred Stock have permanently waived their redemption rights in return for $2.0 million in cash and warrants to purchase 3,540,000 shares of the Company’s common stock exercisable at $.01 per share. The total consideration of this transaction is valued at approximately $4.0 million and for financial reporting purposes will be recorded as a one-time dividend in the fourth quarter of 2000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

             This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect” or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and entail various risks and uncertainties, including risks and uncertainties relating to: the Company’ s ability to launch and manage successfully its new eCommerce services to health care and non-health care customers, including the hiring, retention and training of professionals dedicated to eCommerce services; the management and integration of the Company’s operations as it develops new service offerings and management practices and implements staffing reorganizations; the ability of the Company to successfully execute strategies for realizing full shareholder value; and the effects of health care industry consolidation and changes in the health care regulatory environment on existing customer contracts and the Company’s ability to obtain new customer contracts. These uncertainties and risk factors and the matters set forth in the Company’s other SEC filings, including those more fully set forth in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of the Company’s Form 10-K for the year ended December 31, 1999 on file with the SEC, and in the Company’s Proxy Statement Schedule 14A Information filed with the SEC on May 1, 2000 could cause the Company’s actual results to differ materially from those projected in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any such statements to reflect future events or developments.

Fourth Quarter Events

             On November 9, 2000, the Company’s Board of Directors appointed James T. Roberto to the Board and to succeed Larry D. Grandia as the Company’s president and chief executive officer. Mr. Grandia, however, will remain on the Board. In addition, Richard B. Jaffe and John H. Moragne have resigned from the Board and the Board has adopted a resolution fixing the membership of the Board to five.

             Prior to his employment with the Company, Mr. Roberto served as chief executive officer of Prompt Associates, a high-technology hospital billing review and analysis firm from 1993-1998. From 1985 to 1991, Mr. Roberto served as the chief executive officer of Co-optics of America, a nationwide primary eyecare PPO. Mr. Roberto received his Bachelor of Science degree with honors in Finance, and his Master of Business Administration, from The Pennsylvania State University.

             Mr. Grandia’s resignation as the president and chief executive officer of the Company would have given the holders of the Company’s Series A Preferred Stock the right to cause the Company to redeem their Series A Preferred Stock for approximately $12.9 million. However, the Company and holders of the Series A Preferred Stock have reached an agreement whereby the holders of the Series A Preferred Stock have permanently waived their redemption rights in return for $2.0 million in cash and warrants to purchase 3,540,000 shares of the Company’s common stock exercisable at $.01 per share. The total consideration of this transaction is valued at approximately $4.0 million and for financial reporting purposes will be recorded as a one-time dividend in the fourth quarter of 2000. Even though the holders of the Series A Preferred Stock have waived their redemption rights, the Company still has its right to redeem the Series A Preferred Stock anytime after the fourth anniversary of the purchase date for the issue price and accrued dividends per share.

Overview

             DAOU provides integrated information technology (IT) solutions and services to the U.S. healthcare and Internet professional services industries. The Company’s capabilities range from strategic planning (using IT to support key business goals), to the design and integration of IT components (voice, video and data networks, application implementation, Internet infrastructure, data warehouses), to the management and delivery of operational services (IT department, desktop management, ASP services, network management), and to Internet solutions and professional services supporting organizations executing an eBusiness strategy.

             The Company’s service offerings are segmented into the following business units:

  IT consulting and managed care implementation (IT Consulting)—develops business and IT strategic plans and solves execution challenges for managed care and healthcare delivery organizations, installs and integrates managed care applications, and manages IT systems.
  Communications infrastructure—focuses on the IT infrastructure in healthcare enterprises, primarily IDNs, hospitals, academic medical centers and medical groups, provides networking, desktop, and voice, video and data solutions.
  Application implementation—supplies hospitals and other healthcare organizations with temporary, certified consultants who are capable of installing and servicing approximately 90% of the most common healthcare software applications.
  Integration services—focuses on integration of the customers information systems with existing or new infrastructure that allow healthcare organizations to share and access data housed across multiple platforms and environments.
  Outsourcing—performs a full range of IT outsourcing services including co-source or outsource of help desks, desktop support, server management, network management, voice management and complete IT department outsourcing.
  Enosus—provides Internet professional services and solutions to organizations executing an eBusiness strategy.

             The Company’s service offerings represent aggregated end-to-end healthcare IT solutions. Depending on the specific needs of its customers, the Company’s relationships may begin anywhere along the IT solution process, growing within one of the groups or developing cohesively across the complete end-to-end IT solution process from conceptualization to operation.

             The Company generally provides its professional services on a “time and expense” basis, under which revenues are recognized as the services are performed. Billings for these services occur on a semi-monthly or monthly basis. The Company also provides support and management service revenues, which are recognized ratably over the period that these services are provided. The Company’s gross margin with respect to fixed-fee based service contracts varies significantly depending on the percentage of third-party products versus professional services provided by the Company. Payments received in advance of services performed are recorded as deferred revenues. Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition. The resulting revenues recognized in excess of amounts billed and the cost of unprocessed third-party hardware project costs are included in contract work in progress on the Company’s balance sheet.

Results of Operations

             The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Revenues	100%	100%	100%	100%
Cost of revenues	86	70	86	74

Gross profit	14	30	14	26
Selling, general and administrative expenses	40	27	37	29
Restructuring charges	—	—	2	—

Income (loss) from operations	(27)	3	(25)	(3)
Interest income, net	1	2	1	1

Income (loss) before income taxes	(26)	5	(24)	(2)
Provision (benefit) for income taxes	—	2	—	(1)

Net income (loss)	(26)	3	(24)	(1)

Three Months Ended September 30, 2000 and 1999

             The Company’s revenues decreased 40% or $10.1 million to $15.3 million for the three months ended September 30, 2000 from $25.4 million for the three months ended September 30, 1999, primarily due to continued weakness in the Company’s core health care information technology (IT) business. Management attributes such weakness to reduced demand for such services as compared to fiscal year 1999, in which customers dedicated more resources to information technology matters in light of Year 2000 issues. Services to DAOU’s five largest customers accounted for 35% or $5.4 million of total revenues for the three months ended September 30, 2000.

             Cost of revenues decreased 25% or $4.4 million to $13.3 million for the three months ended September 30, 2000 from $17.7 million for the three months September 30, 1999, primarily as a result of a reduction in the workforce and employee related expenses driven by the reduced demand for professional services. Included in the third quarter of 2000 were $0.5 million of non-recurring costs related to the termination of an unprofitable outsourcing contract and the one-time accrual of certain employee costs related to consolidation of employee benefit plans. Gross profit as a percentage of revenues decreased to 14% for the three months ended September 30, 2000 from 30% for the three months ended September 30, 1999.

             Sales and marketing expenses decreased 36% or $0.8 million to $1.4 million for the three months ended September 30, 2000 from $2.2 million for the three months ended September 30, 1999, primarily due to a reduction in the Company’s national sales personnel and marketing expenditures. Sales and marketing expenses represented approximately 9% of total revenues for the three months ended September 30, 2000 and 1999.

             General and administrative expenses were $4.8 million for the three months ended September 30, 2000 and 1999. The three months ended September 30, 2000 included non-recurring general and administrative expenses of $1.1 million related to (i) the write off of a receivable as a result of the termination of an unprofitable outsourcing contract, (ii) the costs associated with terminated merger discussions, and (iii) the one-time accrual of certain employee costs related to consolidation of employee benefit plans. The Company has reduced the on-going general and administrative costs from the same period in 1999, primarily as a result of synergies related to the integration of acquired companies, the closure of certain administrative offices and a reduction in administrative staff. Excluding non-recurring costs, general and administrative expenses represented approximately 24% and 19% of total revenues for the three months ended September 30, 2000 and 1999, respectively.

             Other income, net, was $184,000 and $614,000 for the three months ended September 30, 2000 and 1999, respectively. Other income is primarily interest income on cash and cash equivalents and short-term investments offset by interest associated with the Company’s business lines of credit. The decrease in other income, net, was primarily due to a $540,000 gain from the sale of investments in the three months ended September 30, 1999, offset by higher average cash reserves available for investment and reduced interest expense after the payoff of outstanding debt during the third quarter of 1999.

             Due to the Company’s current operating loss and tax loss carryforwards, no provision for income taxes was recorded in 2000. During 1999, the Company estimated that it would receive a net tax benefit for its losses. In the fourth quarter, the tax benefit previously recorded was reversed when the realization of the tax benefit became uncertain.

Nine Months Ended September 30, 2000 and 1999

             The Company’s revenues decreased 39% or $30.8 million to $49.0 million for the nine months ended September 30, 2000 from $79.8 million for the nine months ended September 30, 1999, primarily due to continued weakness in the Company’s core health care information technology (IT) business. Management attributes such weakness to reduced demand for such services as compared to fiscal year 1999 in which customers dedicated more resources to information technology matters in light of Year 2000 issues. In addition, for the nine months ended September 30, 1999 revenues include $2.8 million from its former cabling division, DAOU On-line, Inc., and an outsourcing contract the Company terminated in early 1999. Services to DAOU’s five largest customers accounted for 34% or $16.5 million of total revenues for the nine months ended September 30, 2000.

             Cost of revenues decreased 28% or $16.3 million to $42.3 million for the nine months ended September 30, 2000 from $58.6 million for the nine months ended September 30, 1999, primarily as a result of a workforce reduction and employee related expenses in the second quarter driven by the reduced demand for professional services. Included in the period ended September 30, 2000 were $0.6 million of non-recurring costs related to the termination of an unprofitable outsourcing contract and the one-time accrual of certain employee costs related to consolidation of employee benefit plans. Gross profit as a percentage of revenues decreased to 14% for the nine months ended September 30, 2000 from 26% for the nine months ended September 30, 1999.

             Sales and marketing expenses decreased 37% or $2.8 million to $4.8 million for the nine months ended September 30, 2000 from $7.6 million for the nine months ended September 30, 1999, primarily due to a reduction in the Company’s national sales personnel and marketing expenditures. Sales and marketing expenses represented approximately 10% of total revenues for the nine months ended September 30, 2000 compared to 9% for the same period in 1999, due to a reduction in revenues from 1999.

             General and administrative expenses decreased 13% or $2.0 million to $13.4 million for the nine months ended September 30, 2000 from $15.4 million for the nine months ended September 30, 1999. The three months ended September 30, 2000 included non-recurring general and administrative expense of $1.1 million related to (i) the write-off of a receivable as a result of the termination of an unprofitable outsourcing contract, (ii) the costs associated with terminated merger discussions, and (iii) the one-time accrual of certain employee costs related to consolidation of employee benefit plans. The Company has reduced the on-going general and administrative costs from the same period in 1999, primarily as a result of synergies related to the integration of acquired companies and a workforce reduction and employee related expenses. Excluding non-recurring costs, general and administrative expenses represented approximately 25% and 20% of total revenues for the nine months ended September 30, 2000 and 1999, respectively.

             To improve its cost structure, the Company recorded restructuring charges in the second quarter of 2000 totaling $827,000. These charges result primarily from severance costs related to a workforce reduction and the costs related to the closure and combination of certain facilities.

             Other income, net, was $517,000 and $433,000 for the nine months ended September 30, 2000 and 1999, respectively. Other income is primarily interest income on cash and cash equivalents, and short-term investments offset by interest associated with the Company’s business lines of credit. The increase in other income (expense), net, was primarily due to higher average cash reserves available for investment and reduced interest expense after the payoff of outstanding debt in 1999 offset by a $540,000 gain from the sale of investments in the third quarter of 1999.

             Due to the Company’s current operating loss and the loss carryforwards, no provision for taxes was recorded in 2000. During 1999, the Company estimated that it would receive a net tax benefit for its losses. In the fourth quarter, the tax benefit previously recorded was reversed when the realization of the tax benefit became uncertain.

Liquidity and Capital Resources

             On September 30, 2000, the Company had working capital of $21.6 million, a decrease of $10.6 million from $32.2 million on December 31, 1999. For the nine months ended September 30, 2000, cash used in operating activities was $2.6 million compared to cash provided by operating activities of $3.4 million for the nine months ended September 30, 1999. This change resulted primarily from the loss from operations and decreases in accounts payable and accrued liabilities offset by decreases in accounts receivable and contract work in progress.

             Net cash used in investing activities was $651,000 for the nine months ended September 30, 2000, compared to net cash used in investing activities of $415,000 in the comparable prior period. This change resulted primarily from slightly increased equipment purchases for the nine months ended September 30, 2000.

             Net cash used in financing activities was $157,000 for the nine months ended September 30, 2000, compared to net cash provided by financing activities of $5.7 million in the comparable prior period. This change resulted primarily from the issuance of the Company’s Series A Preferred Stock and repayments of debt and lines of credit during the nine months ended September 30, 1999.

             In July 1999, the Company issued 2,181,818 shares of Series A Preferred Stock. The Series A Preferred Stock accrues dividends at a six percent annual rate. Such rate will increase one percent each year after the second anniversary of the issue date of the Series A Preferred Stock. The dividend is payable in shares of Series A Preferred Stock except in certain cases, including liquidation. Certain events, including Mr. Grandia’s resignation as president and chief executive officer of the Company, would have given the holders of the Company’s Series A Preferred Stock the right to cause the Company to redeem their Series A Preferred Stock for approximately $12.9 million, which includes approximately $866,000 in accrued dividends as of September 30, 2000. However, on November 9, 2000, the Company and the holders of the Series A Preferred Stock reached an agreement whereby the holders of the Series A Preferred Stock have permanently waived their redemption rights in return for $2.0 million in cash and warrants to purchase 3,540,000 shares of the Company’s common stock exercisable at $.01 per share. The total consideration of this transaction is valued at approximately $4.0 million and for financial reporting purposes will be recorded as a one-time dividend in the fourth quarter of 2000.

             On June 29, 1999, the Company obtained an $8.0 million revolving line of credit that expires on June 29, 2001. The line of credit bears interest at prime plus 1% per annum, is secured by substantially all of the assets of the Company and contains customary covenants and restrictions. There are no compensating balance requirements and borrowings under the line of credit are limited to 80% of qualifying receivables. At September 30, 2000, the Company was not in compliance with certain debt covenants; however, the Company obtained a waiver from the lender. With the renegotiation of the preferred stock, as discussed above, the Company is in compliance with its debt covenants. No amounts are outstanding under this revolving line of credit and there are no outstanding letters of credit as of September 30, 2000.

             Although the Company has an accumulated deficit as of September 30, 2000, the Company believes that its existing cash and short term investments together with anticipated cash from operating activities will be sufficient to meet its capital requirements, including the start-up costs for Enosus, for the foreseeable future. The Company has recently taken various actions to improve its cost structure and is currently reviewing its operations to determine what additional steps need to be taken to return the Company to a positive cash flow position. There can be no assurance that management will be able to reduce costs or increase revenues to return the Company to a positive cash flow position before its current cash and short term investments are exhausted, if at all. In addition, there can be no assurance that efforts to reduce costs will not have a material adverse effect on the Company’s business, operations or financial condition. If Company needs additional funds to implement its restructuring plans, the Company may draw down its credit facility, sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities or issuance of equity securities in future acquisitions would result in dilution to the Company’s stockholders and the incurrence of additional debt could result in additional interest expense. However, there can be no assurance that the Company will be able to sell additional equity or debt securities or be able to obtain additional financing on terms acceptable to it, if at all.

Business Risks

             In addition to the factors addressed in the preceding sections, certain dynamics of the Company’s markets and operations create fluctuations in the Company’s quarterly results. Uncertainty and cost containment in healthcare and competitive conditions present various other risks to operating results which are more fully described in the Company’s Form 10-K filed with the SEC and other SEC filings.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

             The Company is exposed to changes in interest rates, primarily from its variable-rate long-term debt arrangements and, to a lessor extent, its investments in certain available-for-sale marketable securities. Under its current policies, the Company does not use interest rate derivatives instruments to manage this exposure to interest rate changes. The Company does not have the option to convert its variable-rate long-term debt arrangement to fixed-rate debt arrangements for a nominal transaction fee. At September 30, 2000, the Company had no outstanding balance on its variable-rate debt. A hypothetical 1% adverse move in the interest rates along the entire interest rate yield curve would not materially effect the fair value of the Company’s financial instruments that are exposed to changes in interest rates.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

             On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs. They filed an amended consolidated complaint on February 24, 1999 and a second amended complaint on January 21, 2000. The new complaint realleges the same theory of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. These complaints were brought on behalf of a purported class of investors in the Company’s Common Stock and do not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss, which was filed on February 22, 2000 in the federal litigation. That motion has been fully briefed and awaits the Court’s ruling which will occur at the January 29, 2001 hearing on the matter. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 2.   Changes in Securities and Use of Proceeds

             On November 9, 2000, the holders of the Series A Preferred Stock agreed to permanently waive their redemption rights in return for $2.0 million in cash and warrants to purchase 3,540,000 shares of the Company’s common stock at a price of $.01 per share. The warrants are exercisable for five years. The warrants were issued pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1934, as amended. In addition, the holders of the Series A Preferred Stock have also agreed (i) to vote in favor of any amendment to the Company’s certificate of incorporation for the purpose of which is to remove such redemption rights or (ii) to exchange their shares of Series A Preferred Stock for another series of preferred stock of the Company that is identical to the Series A Preferred Stock except that such series would not contain a redemption right.

Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits

Exhibit Number	Description
4.1	Form of Warrant
10.1	Investment Agreement, dated November 9, 2000, by and among the Company and the investors party thereto.
10.2	Registration Rights Agreement, dated November 9, 2000, by and among the Company the investors party thereto
10.3	Separation and General Release, dated November 11, 2000, by and between the Company and Larry D. Grandia
27.1	Financial Data Schedule

               (b) Current Reports on Form 8-K. The Registrant did not file any Current Reports on Form 8-K with the Commission during the quarter ended September 30, 2000.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DAOU SYSTEMS, INC.
Date: November 13, 2000	By:	/s/ James T. Roberto

James T. Roberto President and Chief Executive Officer, Duly authorized officer

By:	/s/ Neil R. Cassidy

Neil R. Cassidy Executive Vice President, Chief Financial Officer, and Secretary, Principal financial and accounting officer.

Exhibit Index

Exhibit Number	Description
4.1	Form of Warrant
10.1	Investment Agreement, dated November 9, 2000, by and among the Company and the investors party thereto.
10.2	Registration Rights Agreement, dated November 9, 2000, by and among the Company the investors party thereto
10.3	Separation and General Release, dated November 11, 2000, by and between the Company and Larry D. Grandia
27.1	Financial Data Schedule