Form 10-K
period 2000-12-31
DAOU SYSTEMS INC
filed 2001-04-02
CIK 1003989

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 23, 2001 was $4,502,919.

   As of March 23, 2001, the number of issued and outstanding shares of the Registrant's Common Stock was 17,830,634.

   Portions of the registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K. If the Proxy Statement is not filed with the Securities and Exchange Commission in definitive form prior to April 30, 2001, the registrant intends to amend this report to include information omitted from Part III hereof.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART I

Item 1: Business.

   This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect" or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this report, including the matters set forth under the captions "Risk Factors" and in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

General

   DAOU Systems, Inc. ("DAOU" or the "Company") performs applications consulting and implementation, traditional network services, remote help desk and related technology support services and integrates legacy systems with emerging technologies, such as wireless and other portable computing solutions for the U.S. healthcare industry. DAOU's IT offerings include data and voice networking, applications consulting and implementation, as well as operational and Internet solutions. DAOU has approximately 340 employees, and has provided services to more than 1,300 health care organizations, including many of the nation's top 100 integrated delivery systems and middle market payor organizations.

   DAOU is principally focused on providing IT services and solutions to healthcare organizations, such as managed care and insurance companies, integrated delivery networks (IDN's), hospitals, medical groups, academic medical centers and government organizations. DAOU's key competitive advantage is its extensive knowledge and experience in the healthcare industry. Through extensive research and its 15 member chief information officer (CIO) Advisory Board, DAOU has the opportunity to fine-tune its strategic plans with influential healthcare executives. DAOU is a trusted advisor to leading organizations in the payor/insurer segment of the market (health maintenance organizations (HMO), health insurers, blues plans, independent practice associations, preferred provider organizations (PPO), physician/hospital organizations); in the provider arena (integrated delivery networks, hospitals, physician groups, ancillaries); as well as in the administrative/vendor segment (third-party administrators, medical services organizations, service vendors, software vendors, hardware vendors). DAOU's operating philosophy is to meet or exceed the customer's objectives and to pursue excellence in every area in which its professional staff works. DAOU sells no proprietary hardware, and other than its Enosis Integration Engine product, develops no major software applications.

   The Company was incorporated in California on July 16, 1987 under the name DAOU Systems, Inc., and reincorporated in Delaware on November 15, 1996. Unless the context otherwise requires, as used in this report the "Company" and "DAOU" refer to the Company, its predecessor entity and, until December 31, 2000, its wholly-owned subsidiaries, DAOU-Sentient, Inc., a Delaware corporation ("DAOU-Sentient"), DAOU-Synexus, Inc., a Delaware corporation ("DAOU-Synexus"), DAOU-TMI, Inc., a Delaware corporation ("DAOU-TMI"), DAOU-RHI, Inc., a Delaware corporation ("DAOU-RHI") and Enosus, Inc., a Delaware corporation ("Enosus"). On December 31, 2000, the Company merged all of its subsidiaries with and into the Company. The Company's principal executive offices are located at 5120 Shoreham Place, San Diego, California 92122; its telephone and facsimile numbers are (858) 452-2221 and (858) 452-1338; its e-mail address is info@daou.com; and its URL is http://www.daou.com.

Reorganization

   On February 6, 2001, DAOU Systems, Inc. announced that it had consolidated the operations of its five former subsidiaries into two divisions. DAOU has been a leading provider of IT solutions to the healthcare industry since 1987, helping over 1,300 healthcare enterprises and vendors, including many of the nation's top 100 integrated delivery systems and middle market payor organizations, identify and solve technology, process, and resource challenges. Pioneers in the assessment, design and implementation of network solutions for healthcare, the Company believes the new structure will better serve its clients in the areas of strategic consulting, applications, infrastructure and operations.

   The principal elements of the reorganization were the formation of an Application Services division and a Technology Services division. Application Services combines the Company's IT Consulting and Managed Care Implementation and Application Implementation groups. The Technology Services division is the combination of the Company's Communication Infrastructure, Application Development and Integration Services, Outsourcing, and Internet and Electronic Commerce (formerly known as Enosus) groups. The Company believes the consolidation was necessary due to changing market forces in the healthcare industry. The Company also believes that two operating divisions will allow DAOU to focus on its core competencies and more profitable lines of service.

   The Application Services division provides clients with strategic consulting (eHealth, mHealth, HIPAA, and application selection), software implementation, project management, and support services, including staff augmentation. Additionally, this division assists clients by recruiting strategic skill sets for their critical long term needs. The Technology Services division provides clients with solutions in key areas, including network infrastructure (servers, data and voice networks, and security), application and web development and integration projects, help desk solutions (remote or on-site) and network management.

   In addition to the two divisions, a Strategic Services Office was created to identify and develop capabilities and services responsive to emerging technologies and applications, such as wireless and other portable computing solutions.

Application Services Division

   DAOU's Application Services division provides strategic consulting, application (software) implementation, project management and support activities.

 IT Consulting and Managed Care Implementation Services

   The IT consulting and managed care implementation services help healthcare management meet their business and IT objectives and anticipate and plan their future IT needs. Senior consultants offer clients the benefit of overall project management vision as well as application and technical skills appropriate for specific assignments. The division works with its clients in a goal-directed, strategic partnership to achieve results in a timely and cost-effective manner.

   Among its specific capabilities, the division installs and integrates applications, manages IT systems, and develops business plans and solves problems for healthcare IT managers. More than two-thirds of DAOU's consulting revenue derives from the implementation of managed care systems such as Erisco's(R) Facets(R), McKessonHBOC's AMISYS(R), QCSI's QMACS(R), and HSD's DIAMOND(R) systems.

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

 Application Implementation Services

   Application implementation services include supplying temporary, vendor-certified consultants to hospitals and other healthcare organizations. The primary focus is assisting customers with the installation of third-party software applications such as McKessonHBOC-STAR(R), SMS INVISION(R) and most other commonly used healthcare software applications.

   The application implementation group provides expertise in application implementation, project management, interim IT management, application programming, system programming, decision support and interface support. The group also supports the following service lines:

  .  healthcare information systems;

  .  clinical systems;

  .  financial systems;

  .  decision support systems; and

  .  interface support.

   The engagement period for these services generally averages three to six months, but varies depending on the size and complexity of the project. The group's services are provided to customers on a time and expense basis.

Technology Services Division

   The Technology Services division provides clients with solutions in key areas, including network infrastructure, application and web development and integration projects, help desk solutions and network management.

 Communications Infrastructure

   Communications infrastructure services focus on IT infrastructure solutions for healthcare enterprises, including IDN's, hospitals and large academic medical centers. Services include the design and implementation of sophisticated computer networks, desktop support, and voice, video and data solutions. The group supports healthcare organizations in all stages of infrastructure design and implementations, from the requisition and purchase of hardware to the installation and support of turn-key networks.

   The engagement period for design and implementation services generally ranges from three to nine months, although certain projects have required a year or more for completion, and varies depending on the size and complexity of the implementation project. Services are generally performed on a time and expense basis and billed semi-monthly or monthly. Certain projects, generally those with significant hardware content, are performed on a fixed-fee basis, with revenue recognized on a percentage of completion basis as services are performed.

   DAOU's voice and data solutions services provide leading-edge voice and data solutions to IDN's, hospitals, academic medical centers, educational institutions, architects and government organizations. Voice solutions include baseline assessment and detailed designs of current telecommunications hardware, software, carrier and support services. The group's consultants examine cable infrastructure, PBX systems, call centers, key systems, voice processing systems and local and long distance service. The group prepares an enterprise-wide plan to determine cost-effective wireless systems, integrated call centers and interactive voice-response programs. For voice applications, DAOU helps customers interface their local and long-range pagers, wireless phones, high-tech call centers, PBX and integrated messaging systems.

   The engagement period for voice consulting services generally ranges from three to six months, but varies depending on the size and complexity of the project. The group's services are primarily provided to customers on a time and expense basis, with billing occurring semi-monthly or monthly. Certain architectural and educational projects are bid on a fixed-fee basis and billed monthly.

   In 2000, the Company offered desktop computing services to healthcare providers, primarily IDN's, to optimize, understand and manage the cost of desktop computing. These services enabled customers to appropriately balance their end-user service levels with costs. Consultants also assisted healthcare organizations in the preparation of and transition to co-source or outsource strategies for help desk, call center and IT department/facilities functions. Communication infrastructure consultants also provided support for integration of desktop and network solutions, asset management services from procurement through disposal, cost of desktop computing analysis, break/fix problem resolutions, help desk analysis, virus repair processes, on-going software management audit, quality controls and end-user satisfaction measurement. The group's asset management services included asset inventory and management, PC configuration and rollout, development of hardware/software standards and technology refresh. In 2001, the Company has limited its focus in this area.

   The engagement period for these services generally averages three months, but varies depending on the size and complexity of the project. The group's services are normally provided to customers on a time and expense basis, with billing occurring semi-monthly or monthly. Certain projects are bid on a price per node basis and billed monthly.

 Application Development and Integration Services

   DAOU's application development and integration services provide custom integration, data warehousing and programming solutions that allow healthcare organizations to share and access data housed across multiple platforms and environments. By developing interfaces, implementing existing interfaces, Web-enabling a system or migrating data to more compatible systems, the integration services group provides healthcare organizations with low-cost methods of sharing data between legacy systems, on-line transaction processing systems and off-the-shelf applications, regardless of technology platform or location. The engagement period for these services generally ranges from nine to twelve months, but varies depending on the size and complexity of the project.

   The group's consultants are experienced in healthcare information systems (financial, clinical and management) for hospitals, HMOs, insurers, clinics and physician offices. This group offers expertise in three specific healthcare application areas:

  . MUMPS-based government healthcare systems, including the Department of Defense, Health Affairs, the Department of Veterans Affairs and the Department of Indian Health Services;

  . Clinical/financial application systems for laboratory, pharmacy, radiology, nursing, medical records, diagnosis-related groups, materials management, patient accounting, medical billing, healthcare information systems and physician practice management for hospitals, clinical and physician's offices; and

  . Managed care support including conversion and development projects for health plans, insurance companies and managed care organizations migrating to new enterprise applications.

 Outsourcing

   DAOU's outsourcing services provide remote help desk and related technology support services, support and management services that are designed to maintain the effective performance of a customer's computer network system, as well as IT function outsourcing services that are designed to manage a customer's information services functions. As healthcare IT systems become more complex, organizations are experiencing difficulties in hiring, training and retaining information technology professionals who can maintain the performance and functionality of their advanced systems. Accordingly, healthcare organizations have begun to outsource certain functions of their information systems departments. The Company generally provides these services in multi-year engagements on a fixed-price basis.

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

   The Company provides a range of technical management services to manage and support its customer's computer network systems. The Company uses its technical expertise and staffing experience to package, price and deliver combinations of technical management services at collective rates that are frequently lower than if provided in-house by the customer. The engagement period for these services typically ranges from one to five years. The Company offers the following technical management services, including combinations of these services, selected by the customer to meet its specific needs:

  . Remote Help Desk. DAOU provides technical information system support via its remote, Support Center Practices certified, call center using integrated telephone, web and e-mail. DAOU's customized service to healthcare related customers utilizes best-practices, service level agreements, and service level guarantees.

  . DAOU Employees On-site. DAOU works with the customer to assess the appropriate staffing needs to maintain and support its computer network system. The Company places its employees on-site on a full-time basis to provide network support services and ongoing training of the customer's internal staff.

  . Continuous Network Planning. DAOU's design personnel evaluate the customer's computer network system and provide recommendations for new network capabilities and capacity on an ongoing basis consistent with the evolving needs and strategy of the customer. In addition, DAOU evaluates hardware and software options, interprets research and development results, updates existing network designs and researches specific products and technologies of interest to customers. The Company provides these services subject to predetermined schedules.

  . Burst Mode Implementation. DAOU provides additional technical personnel during periods of peak network requirements to accommodate and assist in network upgrade implementation or to accommodate the anticipated or unanticipated need for additional technical staff.

  . Technical Support. Depending on the specific needs of each customer, the Company also provides network support services as part of its combination of enterprise network management services.

   The Company provides IT function outsourcing services for healthcare provider organizations that elect to outsource all or a portion of their information systems functions. IT function outsourcing services involve long-term engagements where the Company may staff portions of a customers information systems department and is responsible for the management and support of those functions. DAOU provides its IT function outsourcing services in accordance with pre-determined, detailed schedules and plans established with the customer. The Company typically provides help desk and these services in multi-year engagements on a fixed-price fee per node or fee per call basis.

 Internet and Electronic Commerce

   The Internet and electronic commerce services provide consulting services to healthcare organizations for Internet, web development and electronic commerce (eCommerce) services. These services were delivered under the name Enosus for the year 2000 and included customers outside of the healthcare industry. Enosus marketed these services to healthcare companies and other small to medium businesses seeking to outsource some or all of their Internet and eCommerce requirements. Enosus developed its own sales team that focused on providing services to eHealth companies and supporting venture capital firms efforts to accelerate the IT capabilities of their start-ups. In addition, Enosus utilized the Company's existing service offerings to provide data and voice services to its customers. On February 6, 2001, the Company announced as part of its reorganization, the consolidation of Enosus into its Technology Services division, focused exclusively on the healthcare industry.

   There are three categories of services for Internet and eCommerce:

  . innovation services to assist healthcare organizations in finding innovative solutions to their eBusiness needs;

  . engineering services that will utilize project managers, programmers, database administrators, network designers, Internet-call centers and telecommunications specialists to implement the solutions devised by innovation services; and

  . operations services to assist customers in maintaining these solutions over the long term by providing hosting, system monitoring, security, technical support and maintenance services.

DAOU Advisory Board

   In 1994, the Company established its Advisory Board (the "Advisory Board"), a non-governing body currently comprised of 15 CIOs of various healthcare provider organizations. The Advisory Board meets bi-annually and the members confer separately with the Company periodically to provide advice on issues and trends in the healthcare industry and emerging technologies, as well as to provide strategic direction and feedback regarding the Company's current and future services. Members of the Advisory Board are reimbursed for travel, lodging and meal expenses incurred in connection with attendance at the Advisory Board's sessions. Peter Strombom, Chief Information Officer of Meriter Health Systems, currently serves as the Chairman of the Advisory Board.

Recruiting and Training of Technical Employees

   The Company dedicates significant time and resources to recruit, train and retain qualified technical personnel, including consultants, engineers and technicians providing IT Consulting, managed care implementation, application implementation, integration, communications infrastructure, outsourcing and Internet services. In 2000, the Company maintained an internal recruiting team to attract technical personnel.

   The Company's technical staff undergoes extensive training and maintains certifications from leading IT technology vendors such as Cisco Systems, Erisco, Everdream, Fore, HSD, Novell, Lotus, Microsoft, Network Engines, Oracle, Premier, Sybase, STC, Sunquest, 3Com, McKessonHBOC, SMS, and other leading application vendors. In addition, the Company is a member of leading technological forums and organizations, including the Healthcare Research and Development Institute (HRDI), the ATM Forum, the Center for Healthcare Information Management (CHIM) Telecommunications Committee, the HL7 Committee and the BICSI Organization.

   The Company believes that its future success will depend in large part on its ability to hire, train and retain qualified technical personnel who together have expertise in a wide array of sophisticated IT solutions and a broad understanding of the healthcare provider organizations that the Company serves. Competition for qualified technical personnel is intense and is expected to increase. Consequently, there can be no assurance that the Company will be successful in attracting and retaining such personnel. Any inability of the Company to hire, train and retain a sufficient number of qualified technical personnel could impair the Company's ability to adequately manage and complete its existing projects or to obtain new projects, which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Risk Factors--The Company may not manage successfully its business operations if it fails to hire, train and retain qualified computer network engineers, software application consultants, integration programmers and key management employees."

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

Sales and Marketing

   Effective February 6, 2001, the Company announced a reorganization of its national sales force to create separate sales teams for each of its newly created divisions: Application Services and Technology Services. In 2000, the Company's communications infrastructure, application implementation, outsourcing and eHealth sales were generated primarily from corporate-managed regional sales organizations located in the west, central, northeast and southeast regions of the United States. A vice president managed each regional organization and oversaw the development of new customers and the management of existing customers by local business development directors. The corporate-managed sales team generally sold to providers, such as IDNs, hospitals, academic medical centers and large clinics. Each of the Company's business units maintained smaller, dedicated business development teams dedicated to pursuing opportunities within specific healthcare IT technology market segments.

   DAOU's IT Consulting sales team marketed its services primarily to payor organizations (managed care and insurance companies) and has also created and resourced a HIPAA practice comprised of multidisciplinary talent from all of DAOU's business divisions. DAOU's set of security-focused products and services, enhanced through a recent resale agreement with respect to Celotek Corporation's CellCase encryption devices, positions the Company to help customers respond to HIPAA's requirements and to support secure eBusiness-based initiatives in the healthcare arena. The Company's integration subsidiary sales team marketed its services to clinical and governmental organizations. Enosus, the Company's eCommerce and Internet solutions provider, now known as Internet and Electronic Commerce group, maintained a dedicated sales team to market its Internet professional services and solutions to organizations executing an eBusiness strategy and dot.com companies.

   The Company seeks to establish long-term relationships with its customers by providing high levels of service and by becoming an integral part of their IT operations. The Company focuses its sales and marketing efforts on the CIOs and other technology decision-makers of IDNs, hospitals, managed care and insurance companies and other healthcare provider organizations. The Company relies upon its reputation in the marketplace, the personal contacts and networking of its professionals and the various programs of its marketing department to develop new business opportunities. The Company also receives sales leads directly from consultants, value added resellers, and product and service vendors.

   The principal objectives of the Company's marketing department are to increase the Company's market presence, provide strategic direction and generate sales leads. Based primarily on valuable feedback from customers, HRDI, the Advisory Board, and other trusted advisors, DAOU's marketing program is centered around the corporate positioning of DAOU as a leading provider of integrated information technolgy solutions and services to the U.S. healthcare industry. As a supplement to the direct selling efforts of the Company, the marketing department has developed various programs that include advertising campaigns, tradeshow participation, direct mail campaigns, public relations programs, marketing research and communications and the development of sales presentation materials. Public speaking engagements and the publication of technical articles and reports directed to the healthcare information technology industry enhance the Company's marketing efforts. The Company continues to develop its presence on the Internet as a new marketing channel.

   The Company has entered into a marketing agreement with McKessonHBOC, which markets the Company's services to their customer base. The Company also has entered into a marketing alliance with SeeBeyond, whereby, as one of SeeBeyond's preferred information system integration vendors, the Company offers computer network design, implementation and support services to SeeBeyond's customers. The Company intends to pursue additional marketing agreements, joint ventures and alliances as part of its marketing plan. In addition, the Internet and Electronic Commerce group entered into a strategic relationship with Viador Inc., a leader in the Enterprise Information Portal
(EIP) market, to provide healthcare and non-healthcare customers with secure, web-based access to enterprise-wide information.

Competition

   The healthcare IT services industry is comprised of a large number of participants and is subject to rapid change and intense competition. The Company's competitors include:

  .  consulting companies;

  .  information technology vendors;

  .  value added resellers;

  .  system integrators;

  .  local and regional network services firms; and

  .  telecommunications providers and network equipment vendors.

   Many of the Company's competitors have significantly greater financial, technical and marketing resources and greater name recognition than does the Company. The Company's competitors include consulting firms such as First Consulting Group, Inc. and Superior Consultant Holdings Corporation; healthcare information technology companies such as McKessonHBOC and Shared Medical Systems Corporation; hardware firms such as Cisco Systems, Inc., Marconi Communications, 3Com Corporation and Integrated Systems Solution Corporation, a division of International Business Machines Corporation; and networking/telecommunications firms such as GTE Corporation, AT&T Corporation and Sprint Corporation. Each DAOU business segment may compete against a different group of companies. For example, the integration services group of the Technology Services division competes against the information technology companies and consulting firms, but has little competition with hardware or networking telecommunication firms. The Internet offering of the Technology Services division competes against consulting firms and pure Internet services firms such as iXL, Sapient, Appnet, etc. In addition to these major companies, the Company also competes with smaller regional IT systems firms, which have a niche in selected geographical areas of the country.

   The Company has faced, and expects to continue to face, additional competition from new entrants into its markets. Other healthcare information technology companies not presently offering or emphasizing application and network systems services and large network services companies not currently focusing on healthcare may enter the Company's markets. Increased competition could result in price reductions, fewer customer projects, under-utilization of employees, reduced operating margins and loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors. The failure of the Company to compete successfully would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, most of the Company's customers have internal IT support and service capabilities and could choose to satisfy their needs through internal resources rather than through outside service providers. As a result, the decision by the Company's customers or potential customers to perform IT services internally could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Risk Factors--Intense competition in its industry from competitors with greater financial, technical and marketing resources could prevent the Company from increasing revenues and achieving or sustaining profitability."

   The Company believes that the principal competitive factors in the markets in which it competes include reputation, healthcare industry expertise, system performance and reliability, timely delivery of services, quality of service, responsiveness to customers, product knowledge and technological expertise, marketing, customer relationships and price. The Company believes that it is competitive with respect to the above mentioned factors.

Customers

   The Company has provided services to over 1,300 U.S. healthcare organizations, including many of the top IDNs and middle market payor organizations. The Company provides services to managed care and insurance companies, IDNs, hospitals, academic medical centers, government organizations and medical groups. In 2000, Enosus pursued selective business to business
(B2B) opportunities outside of the healthcare industry with companies executing eBusiness strategies and dot.com companies.

   The Company has derived, and believes that it will continue to derive, a significant portion of its revenues from a relatively limited number of large customer contracts. For the years ended December 31, 2000 and 1999, the Company's five largest customers accounted for approximately 33% and 26% of total revenues, respectively, with Saint Mary's Health Network (SMHN) accounting for approximately 16% and 10% of total revenues, respectively. For the year ended December 31, 1998, the Company's five largest customers accounted for approximately 19% of total revenues, with no single customer accounting for 10% or more of total revenues. On February 27, 2001, SMHN, the Company's largest client, notified the Company of its intent to terminate the outsourcing agreement. The Company is currently negotiating the termination and transition agreement in which the Company will transition all of its on-site employees to SMHN effective March 31, 2001. The settlement includes a transition fee from SMHN to cover transition costs.

   In 2000, the Company's top five revenue generating customers were from the following business segments:

  1. Outsourcing;

  2. Outsourcing;

  3. Application Development and Integration Services;

  4. Outsourcing; and

  5. Outsourcing.

Employees

   As of December 31, 2000, the Company employed 406 technology and support professionals. Of these employees, 32 were involved in IT Consulting and managed care implementations, 34 in communications infrastructure, 66 in application implementation, 58 in integration services, 117 in outsourcing, 17 in Internet and electronic commerce (formerly Enosus) and 82 in sales and marketing, finance, human resources, recruiting and administrative. The Company employs full-time recruiters dedicated to the hiring of its technical and support professionals. The Company also has an internal referral bonus program throughout the organization to encourage employees to refer or recommend qualified professionals for employment with the Company. Referring employees are rewarded with a bonus for each candidate hired by the Company. The Company's employees are not represented by a labor union and the Company's management believes that its relationship with its employees is good.

   In 2001, the Company reduced its workforce in connection with its restructuring plan. As of March 23, 2001, the Company employed 343 technology and support professionals. Of these employees, 37 were involved in IT consulting and managed care implementations, 25 in communications infrastructure, 55 in application implementation, 50 in integration services, 116 in outsourcing, 5 in Internet and electronic commerce (formerly Enosus) and 55 in sales and marketing, finance, human resources, recruiting and administrative.

Risk Factors

   An investment in DAOU's Common Stock involves a high degree of risk. In addition to the other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Prospective investors are cautioned that such statements are only predictions and that actual event or results may differ materially. Forward-looking statements usually contain the word "estimate," "anticipate," "believe," "expect" or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and entail various risks and uncertainties as those sets forth below and in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those projected in the forward-looking statements.

The Company may not successfully manage its business operations if it fails to hire, train and retain qualified software application consultants, computer network engineers, integration programmers and key management employees.

   DAOU's business strategy depends in large part on the services of its key management and technical personnel such as software application consultants, computer network engineers and programmers. These personnel are in short supply, and the competition for their services is intense. This shortage is especially acute for software application consultants, senior network engineers and programmers who have experience in and understand the payor organizations, hospitals, integrated healthcare delivery networks and other healthcare provider organizations that the Company serves, and for the programmers, database administrators, network engineers and system analysts with internet and electronic commerce experience that the Company intends to recruit for its Internet and wireless offerings. DAOU's business also requires that its employees learn and implement the latest technical applications and innovations for its customers. In addition, the Company has experienced significant turnover among its technical personnel due in part to the significant time and travel demands, increased competition for their services and recent reorganization. The Company continues to face significant challenges and risks relating to its acquisitions consumated during 1997 and 1998, including the standardization of diverse employee compensation and benefit programs, training and policies and procedures. Any inability to hire, train and retain a sufficient number of qualified applications consultants, computer network engineers, programmers, database administrators (DBA's), eBusiness specialists, network engineers, and system analysts with internet and electronic commerce experience, could impair its ability to adequately manage and complete its existing projects or to obtain new customers and projects. DAOU's failure to retain key personnel or to attract additional qualified employees could materially and adversely affect its ability to deliver services to its customers in a timely and effective manner, if at all.

   During 2000, the Company has experienced turnover in its senior management. In October 2000, after the resignation of Donald Myll, the Company appointed Neil Cassidy to serve as its Chief Financial Officer. In addition, in November 2000, after the resignation of Larry Grandia, the Company appointed James Roberto to serve as its Chief Executive Officer. Mr. Grandia, however, remains a member of the Board of Directors of the Company. This transition of management personnel may adversely affect the Company's operating performance, given the diversion of management's attention from operational to recruitment activities and the time required for new senior personnel to assimilate and manage effectively its business operations.

The Company depends on a small number of large customers to provide a significant portion of its revenues.

   The Company receives a significant portion of its revenues from a relatively limited number of large customer contracts, and expects this pattern to continue in the future. As a percentage of total revenues, its five largest customers accounted for approximately 33% for the year ended December 31, 2000, 26% for the year ended December 31, 1999, and 19% for the year ended December 31, 1998.

   The loss of any large customer could materially and adversely affect its revenues and financial condition. On February 27, 2001, the Company's largest client, Saint Mary's Health Network ("SMHN"), notified the Company of its intent to terminate its outsourcing agreement with the Company as of March 31, 2001. The client accounted for approximately 16% of revenues for the year ended December 31, 2000.

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

   On February 27, 2001, the Company's largest client, SMHN notified the Company of its intent to terminate the outsourcing agreement with the Company as of March 31, 2001. The client accounted for approximately 16% of revenues for the year ended December 31, 2000.

The Company may experience disruptions in its business operations and increased expenses if it does not effectively integrate its business segments.

   DAOU's acquisitions during the last few years have placed significant demands on its management, operational, technical, financial and other systems and resources. These acquisitions have:

  .  increased its working capital funding requirements;

  .  caused it to expand its efforts to recruit qualified personnel;

  .  forced it to expand its operational capacity; and

  .  resulted in new and increased responsibilities for management personnel.

   During 1997 and 1998, the Company acquired 11 companies through pooling-of-interests mergers. The Company continues to face significant challenges and risks relating to these acquisitions, including the standardization of diverse employee compensation and benefits programs, human resource policies and procedures, management information and accounting systems and the training and retention of employees who work at various Company and customer sites throughout the United States. To more effectively manage its various business divisions, the Company implemented a new enterprise resource planning software application that is designed to coordinate accounting, utilization management, purchasing and other management functions.

   The Company must continue to analyze and determine which processes and functions require standardization across the Company, such as common billing, collection and contract procedures, and which functions are better managed independently by the operating divisions. The Company cannot assure you that it will address successfully the continued demands caused by the integration of its acquisitions.

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

   The industry for healthcare information technology services has a large number of participants and is subject to rapid change and intense competition. In addition, many of its competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. The Company currently competes against:

  . consulting firms such as First Consulting Group, Inc. and Superior Consulting Holdings Corporation and the consulting divisions of the major accounting firms;

  . healthcare information technology companies such as McKessonHBOC and Shared Medical Systems Corporation;

  . system integrators such as Science Applications International Corporation, Electronic Data Systems Corporation and Perot Systems Corporation;

  .  telecommunications providers and network equipment vendors; and

  .  eCommerce consulting firms such as IXC, Scient, Viant and Razorfish.

   The Company also competes with smaller regional IT services firms in selected geographical areas of the country. In addition, the Company has faced, and expects to continue to face, additional competition from new entrants into its markets, such as other healthcare information technology companies not presently offering or emphasizing applications and network systems services and large network services companies not currently focusing on healthcare. Increased competition could result in price reductions, fewer customer projects, under-utilization of employees, reduced operating margins and loss of market share, any of which could materially and adversely affect its business, financial condition and results of operations. The Company cannot assure you that it will compete successfully against current and future competitors.

   The Internet and eCommerce services industry is new, rapidly evolving and intensely competitive, and DAOU expects this competition to intensify in the future. Barriers to entry are minimal, and competitors may develop and offer similar services in the future. Although the Company believes that there may be opportunities for several providers of services similar to its emerging Internet service offerings, a single provider may dominate the market. The Company's business, financial condition and operating results, could be severely harmed if its emerging Internet service offerings do not compete successfully against current or future competitors. Most of DAOU's current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in business and Internet markets and significantly greater financial, marketing, technical and other resources. DAOU's Internet competitors may be able to devote significantly greater resources to marketing and promotional campaigns, may adopt more aggressive pricing polices or may try to attract users by offering products or services for free or below their cost, and may devote substantially more resources to develop new services.

Many factors have caused and will continue to cause the Company's financial results to fluctuate.

   The Company has experienced significant quarterly fluctuations in its operating results mainly due to: shift in demand for the Company's services; difficulties in successfully integrating its acquired companies; the commencement and completion of large fixed fee contracts; and the closure and wind down of operating units. Variations in its revenues and operating results may continue from time to time, due to various factors, including:

  . the failure to achieve a successful sales program and to secure and deliver new customer contracts at the budgeted rate;

  . industry spending patterns and market conditions that may affect adversely the buying decisions of the Company's current and prospective customers, such as the uncertain level of spending on information technology before, during and after HIPAA compliance, the continued consolidation among healthcare provider entities and the projected reduction in reimbursements available to healthcare providers;

  . the relatively longer sales cycle in obtaining new customers and larger contracts;

  .  the timing and extent of employee training or the loss of key employees;

  .  competition;

  . the effect of negative publicity relating to the Company's possible delisting from the Nasdaq National Market System;

  .  government regulations;

  . the reduction in size, delay in commencement, interruption or termination of one or more significant projects;

  . the loss or termination of preferred partnership relationships with software vendors or hospital groups;

  . the failure to estimate accurately the resources required to complete new or ongoing projects, including increased labor costs due to delays in project delivery schedules;

  . the commencement or completion during a quarter of one or more significant projects;

  . variations in the product or professional service content of the Company's projects;

  .  the development and introduction of new services;

  . the continued effect of acquisitions, including additional administrative staffing and other increased infrastructure requirements to integrate the acquired companies; and

  . the effect of negative publicity relating to the Company's litigation and operations.

   Although the Company's revenues fluctuate from quarter to quarter, the substantial majority of its operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed. The Company expect these costs to increase in the future as it intends to grow its business and correspondingly expand its resources, such as additional applications consultants, programmers, database administrators, network engineers and system analysts and other employees and new offices, systems and other infrastructure. Accordingly, a variation in the timing of the commencement or completion of customer projects or contracts, particularly at or near the end of any quarter, may cause significant variations in operating results from quarter to quarter and could result in losses for a particular quarter. In addition, an unanticipated delay or termination of a major project or contract, or a series of smaller projects or contracts, could require it to maintain or terminate under-utilized employees, which could result in higher than expected expenses during a quarter.

Through its emerging technology service offerings, the Company will enter into an entirely new business segment and will encounter numerous risks associated with this new industry; the Company's prior operating history may not be a meaningful guide to evaluating the future performance of its emerging technology service lines.

   In February 2000, the Company began to offer Internet and eCommerce services to its traditional healthcare customers and to other non-healthcare related entities under the name Enosus. However, the Company decided not to continue the Enosus' business model outside of the healthcare industry. The Company may not be able to successfully provide emerging technology services. This risk is heightened because the Company is operating in the new and rapidly evolving Internet and eCommerce services market. The Company's historical results of operations do not reflect its new service offerings, and could be materially and adversely affected if the Company fails to implement successfully its emerging technology service offerings business plan.

DAOU's emerging technology service offerings initially will depend on agreements with outside service providers to perform certain Internet and eCommerce services that it intends to offer to its customers.

   Although DAOU intends to offer end-to-end Internet and eCommerce services to its customers, the Company does not believe that it initially will have all of the necessary employees in place to perform each of these services. Accordingly, DAOU will need to enter into agreements with outside service providers to fulfill certain Internet and eCommerce services until it can recruit these necessary employees. If these outside service providers fail to provide DAOU's customers with quality service, then DAOU may lose the affected customers. In addition, if DAOU loses one or more of these service providers, even for a short period of time, then DAOU may not provide its customers certain Internet and eCommerce services that it is contractually obligated to provide.

The success of DAOU's emerging technology service lines will depend on the increased acceptance and use of the Internet as a medium of commerce.

   The ability of DAOU to grow its revenues will depend on the increasing use of the Internet as a medium of commerce. If the Internet fails to grow at anticipated rates, then DAOU's emerging technology service lines will be materially and adversely affected. Rapid growth in the use of the Internet is a recent phenomenon, and, as a result, acceptance and use of the Internet may not develop at projected rates. If the Internet is not broadly adopted as quickly as the Company anticipates, then its ability to increase revenues will be materially and adversely affected. A number of factors could prevent the acceptance and growth of electronic commerce, including:

  . electronic commerce is at an early stage and buyers may be unwilling to shift their traditional means of obtaining business services;

  . increased government regulations or taxation may adversely affect the viability of electronic commerce;

  . insufficient availability of telecommunications services or changes in telecommunication services may result in slower response times; and

  . adverse publicity and consumer concern about the reliability, cost, ease of access, quality of service, capacity, performance and security of electronic commerce transactions could discourage its acceptance and growth.

The Company must continually offer services and products that meet its customers' demands, as new technologies or industry standards could render its services obsolete or unmarketable.

   The Company receives a significant portion of its revenues from projects based on complex healthcare applications and computer networks. The markets for software applications and computer network products and services are continuing to develop and are characterized by rapid change, including emerging Internet based solutions. The Company cannot make assurances that products, systems or technologies developed by third parties will not render one or more of its services noncompetitive or obsolete. DAOU's success will depend on its ability to offer services and products that keep pace with continuing changes in technology, evolving industry standards and the changing preferences of its healthcare customers. The Company cannot assure that it will successfully address these developments.

Future sales of the Company's common stock in the public market could adversely affect the price of its common stock and its ability to raise additional equity capital.

   The sale of substantial amounts of its common stock in the public market, the prospect of these sales or the sale or issuance of convertible securities or warrants could affect adversely the market price of the Company's common stock. Of the 17,830,634 shares outstanding as of March 23, 2000, 14,195,083 shares of common stock are freely tradable without restriction in the public market, unless the shares are held by "affiliates" of the Company as defined in Rule 144 under the Securities Act of 1933, or are otherwise required to comply with specific sale volume limitations and other restrictions under Rule
144. The remaining 3,635,551 shares are "restricted securities" as defined in Rule 144. In September 1999, the Company registered 2,750,000 shares of common stock that will be freely tradable upon conversion of the 2,181,818 outstanding shares of series A convertible preferred stock. In addition, the Company has registered an aggregate of 5,000,000 shares of common stock under the DAOU Systems, Inc. 1996 Stock Option Plan. An additional 750,000 shares of common stock were subject to options issued outside of the Company's 1996 Stock Option Plan. In December 2000, the Company also registered an aggregate of 1,500,000 shares of common stock under the Daou Systems, Inc. Employee Stock Purchase Plan. The Company has also issued warrants exercisable for 3,540,000 shares of common stock exercisable at $.001 per share. The Company has the obligation to register for sale the shares of common stock deliverable upon exercise of the warrants.

The Company may be sued if its integration, Internet, computer network systems or software application implementations fail to provide accurate, reliable and timely information to healthcare providers.

   DAOU's integration services, computer network systems and software application implementations are designed to provide access to and accurate delivery of a wide range of information within a healthcare organization, including information used by clinicians in the diagnosis and treatment of patients. If a computer network system or software application that the Company installed or maintains fails to provide accurate, reliable and timely information to a patient's healthcare provider, and, as a result, that patient is injured, then either the patient or the healthcare provider might bring a claim against the Company based on its installation or management of the computer network system. In addition, the Company may be sued if a patient is injured because of a service that the Company have performed or failed to perform for the healthcare provider organization. Although the Company maintains errors and/or omissions insurance, this insurance coverage may not adequately cover any claims asserted against the Company. In addition, appropriate insurance may not continue to be available to the Company in the future at commercially reasonable rates.

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

   DAOU's sales process for network and outsourcing projects is often subject to delays associated with the lengthy approval process that typically accompanies significant capital expenditures by its customers. During this process, the Company expends substantial time, effort and resources marketing its services, preparing contract proposals and negotiating contracts. Any failure to obtain a signed contract and receive payment for its services after expending significant time, effort and resources could materially and adversely affect its revenues and financial condition.

The Company's officers and directors have the power to influence the election of directors and the passage of stockholder proposals because they collectively hold a substantial number of shares of its common stock.

   As of March 23, 2000, the Company's executive officers, directors and affiliated persons beneficially owned approximately 37% of the outstanding shares of common stock. As a result, these stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may delay or prevent a change in control of the Company.

The consolidation and changing regulatory environment of the healthcare industry may reduce the size of its target customer market and result in the termination of customer contracts.

   The Company receives substantially all of its revenues from customers involved in the healthcare industry. Consequently, its business is vulnerable to changing conditions affecting this industry. Many healthcare provider organizations are combining through affiliation and consolidation to create larger organizations with greater regional market power and are forming affiliations for purchasing products and services. This consolidation could reduce its target market and result in the termination of customer contracts. In particular, some of its customers have scaled back or terminated their relationship with the Company following their acquisition, and this trend may continue in the future. Moreover, consolidated enterprises or affiliated enterprises may try to use their greater bargaining power to negotiate reductions in the amounts paid to the Company for its services. Any reduction in the size of its target market or failure to maintain adequate price levels could materially and adversely affect its revenues and financial condition. In addition new regulations governing the standardization and security for healthcare information under the recently enacted Health Insurance Portability and Accountability Act of 1996 (HIPAA) could significantly impact the amount, timing and types of services requested by customers.

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

   Based upon the historical performance of its common stock, the Company anticipates that the future price of its common stock may be subject to wide fluctuations because of announcements of:

  .  loss of its outsourcing contract with SMHN;

  .  quarterly fluctuations in its operating results

  . negative publicity relating to its possible delisting from the Nasdaq National Market System;

  .  changes in earnings estimates by analysts;

  .  negative publicity relating to its litigation and operations;

  .  strategic relationships or acquisitions;

  .  new customer contracts or services by the Company or its competitors;

  . general conditions in the market for healthcare IT applications and computer network services;

  . healthcare industry and general market conditions, including HIPAA developments; and

  .  changes in its pricing policies or those of its competitors.

   In addition, in recent years, the stock market in general and the shares of technology companies in particular have experienced extreme price fluctuations. Fluctuations in the price of the Company's shares of common stock may be disproportionate or unrelated to its operating performance and may affect adversely the market price of its common stock.

The Company's common stock may be delisted from the Nasdaq National Market which could adversely affect the price of its common stock and its ability to raise additional equity capital.

   The Common Stock is currently listed for trading on the Nasdaq Stock Market's National Market. For continued listing, a company, among other things, must meet certain minimum requirements with respect to net tangible assets, market value of its securities held by non-affiliates, and minimum bid prices per share. The Common Stock, has been trading below the minimum bid price required for continued listing, and the Company cannot be sure that the bid price will rise above the required minimum bid price. The Company received notice that its Common Stock would be delisted from the Nasdaq National Market and as a result its Common Stock may be delisted from the Nasdaq National Market. Trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board". The Electronic Bulletin Board is a less liquid market than the Nasdaq National Market. As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to, the price of the Common Stock. If the Company's Common Stock is delisted, the Company may find it more difficult to raise equity financing on terms favorable to the Company, if at all. Delisting of the Common Stock may result in lower prices for the Common Stock than would otherwise prevail.

Provisions of Delaware law and the Company's certificate of incorporation and bylaws may deter, prevent, or delay takeover attempts and a change of control of the Company.

   A number of provisions of Delaware law and the Company's certificate of incorporation and bylaws could delay, defer or prevent a change in control of the Company and could limit the price that some investors might be willing to pay in the future for shares of its common stock. These provisions:

  . prohibit the Company from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless specific conditions are met;

  . permit its board of directors to issue shares of preferred stock without stockholder approval on the terms as its board may determine;

  .  provide for a classified board of directors;

  . eliminate the right of its stockholders to act by written consent without a meeting;

  . require advanced stockholder notice to nominate directors and raise matters at the annual stockholders meeting;

  .  eliminate cumulative voting in the election of directors; and

  . allow for the removal of directors only for cause and with a two-thirds vote of its outstanding shares.

Item 2: Description of Properties.

   The Company leases the following office space for its principal administrative, operating, support and training facilities:

                          Approximate
Location                 Square Footage   Expiration             Principal Use
- --------                 --------------   ----------             -------------
San Diego, CA...........     38,000     September 2005 Corporate office facility(1)
Kensington, MD..........     30,000     February 2001  Operating and support facilities
Alexandria, VA..........     21,000     May 2005       Operating and support facilities(1)
Alexandria, VA..........      4,000     June 2005      Operating and support facilities(1)
Indianapolis, IN........      6,000     April 2001     Operating and support facilities
Mountainside, NJ........      4,000     November 2003  Operating and support facilities(1)
Exton, PA...............      4,000     January 2003   Operating and support facilities

- --------
(1) Portions of the property have been subleased.

   In addition, the Company has leased executive offices in several locations in the United States to provide regional sales and support activities to its customers. The Company continually evaluates the adequacy of its existing facilities and believes that its current and planned facilities will be adequate for the next twelve months.

Item 3: Legal Proceedings.

   On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs and they filed a second amended consolidated class action complaint on January 21, 2000. The new complaint realleges the same theory of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. Claims are pleaded under both the Securities Act of 1933, as amended, (relating to the Company's initial public offering) and section 10b of the Securities Exchange Act of 1934, as amended. The complaint was brought on behalf of a purported class of investors who purchased the Company's Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. As with their Federal court counterparts, they do not allege specific damage amounts. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss that was filed on February 22, 2000 in the federal litigation. That motion was heard on February 20, 2001 and the court took the matter under submission. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.

   The Company is party to various claims and legal actions arising in the normal course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse affect on the Company's business, results of operations or financial condition; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company's results of operations in any period.

Item 4: Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of stockholders during the fourth quarter of 2000.

                                    PART II

Item 5: Market for Registrants Common Equity and Related Stockholder Matters.

   The Company's shares of Common Stock have traded on the Nasdaq National Market System under the symbol "DAOU" since February 12, 1997. The following table sets forth the high and low closing bid information for the Common Stock. Bid quotations reflect interdealer prices without retail mark-up or mark-down and may not necessarily represent actual transactions.

                                                                   Common Stock
                                                                   -------------
                                                                    High   Low
                                                                   ------ ------
       2000
       1st Quarter................................................ $5.250 $3.000
       2nd Quarter................................................  3.313  1.500
       3rd Quarter................................................  2.750  0.875
       4th Quarter................................................  0.875  0.344
       1999
       1st Quarter................................................ $9.063 $5.125
       2nd Quarter................................................  6.500  4.563
       3rd Quarter................................................  5.750  4.063
       4th Quarter................................................  5.500  2.750

   On March 23, 2001, the closing bid and ask prices of the Company's Common Stock were $0.281 and $0.313, respectively. As of March 23, 2001, there were 114 holders of record of common stock.

Dividend Policy

   DAOU has never declared nor paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for future growth and, therefore, does not intend to pay any cash dividends in the foreseeable future.

   Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate of six percent per annum, payable in the form of shares of Series A Preferred Stock. Such dividend rate shall increase an additional one-percent per annum for each successive year after the second anniversary of the purchase date. As of December 31, 2000, the Company has accrued but undeclared preferred stock dividends of $1,057,000 payable in shares of Series A Preferred Stock.

   On November 9, 2000, as a consequence of the resignation of Larry Grandia as the Chief Executive Officer of the Company, holders of the Series A Preferred Stock had the right to cause the Company to redeem their Series A Preferred Stock for approximately $12.9 million. The holders of the Series A Preferred Stock and the Company entered into an agreement whereby the holders of the Series A Preferred Stock have permanently waived their redemption rights in return for $2.0 million in cash and warrants to purchase 3,540,000 shares of the Company's common stock exercisable at $0.01 per share. The total consideration of this transaction was valued at approximately $4.1 million and for financial reporting purposes was recorded as a one-time dividend in the fourth quarter of 2000. The $2.0 million cash payment was treated for financial reporting purposes as a one-time dividend in the fourth quarter of 2000.

Recent Sales of Unregistered Securities

   On July 26, 1999, the Company issued an aggregate of 2,181,818 shares of its Series A Preferred Stock to Galen Partners III, L.P., Galen Partners International III, L.P., and Galen Employee Fund III, L.P., for aggregate proceeds of $12,000,000. The Series A Preferred Stock is convertible at the option of the holder into Common Stock at a conversion price of $5.50 per share (subject to adjustment), and automatically converts at the adjusted conversion price if the closing price of the Common Stock equals or exceeds $11.00 per share (after adjustments for any stock split, dividend, combination or other recapitalization) for 20 consecutive trading days after July 26, 2000. The holders of the Series A Preferred Stock had the right to cause the Company to redeem their shares upon the occurrence of (i) the resignation of Larry Grandia as Chief Executive Officer of the Company, (ii) the failure of the Company to hire a replacement for Larry Grandia as Chief Executive Officer within 180 days of his termination as Chief Executive Officer, or (iii) the failure of Georges Daou or Daniel Daou to vote their shares of Common Stock in favor of a merger transaction or a liquidation of the Company if the majority of the Company's board of directors has approved such merger transaction or liquidation. On November 9, 2000, as a consequence of the resignation of Larry Grandia as Chief Executive Officer of the Company, holders of the Series A Preferred Stock had the right to cause the Company to redeem their Series A Preferred Stock for approximately $12.9 million. The holders of the Series A Preferred Stock and the Company entered into an agreement whereby the holders of the Series A Preferred Stock have permanently waived their redemption rights in return for $2.0 million in cash and warrants to purchase 3,540,000 shares of the Company's common stock exercisable at $0.01 per share. The Company has an obligation to register the shares of common stock deliverable upon exercise of the warrants. The total consideration of this transaction was valued at approximately $4.1 million and for financial reporting purposes was recorded as a one-time dividend in the fourth quarter of 2000. Even though the holders of the Series A Preferred Stock have waived their redemption rights, the Company still has its right to redeem the Series A Preferred Stock anytime after the fourth anniversary of the purchase date for the issue price and accrued dividends per share.

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

                                           Years ended December 31,
                                  --------------------------------------------
                                   1996    1997     1998      1999      2000
                                  ------- ------- --------  --------  --------
Revenues........................  $50,327 $68,656 $104,784  $103,400  $ 63,748
Cost of revenues................   33,110  45,154   78,021    75,927    52,781
                                  ------- ------- --------  --------  --------
    Gross profit................   17,217  23,502   26,763    27,473    10,967
Operating expenses:
  Sales and marketing...........    4,166   7,780   12,203    10,398     5,744
  General and administrative....    9,945  12,425   18,456    25,071    17,973
  Restructuring charges.........      --      --       --        --      2,133
  Merger related expenses.......      --      718    2,825       --        --
                                  ------- ------- --------  --------  --------
    Total operating expenses....   14,111  20,923   33,484    35,469    25,850
                                  ------- ------- --------  --------  --------
Income (loss) from operations...    3,106   2,579   (6,721)   (7,996)  (14,883)
Interest income, net............      369     873      163       779       699
                                  ------- ------- --------  --------  --------
Income (loss) before income
 taxes..........................    3,475   3,452   (6,558)   (7,217)  (14,184)
Provision (benefit) for income
 taxes..........................      149     947     (802)    1,761       --
                                  ------- ------- --------  --------  --------
Net income (loss)...............    3,326   2,505   (5,756)   (8,978)  (14,184)
Dividends on preferred stock....      --      --       --       (308)   (4,837)
                                  ------- ------- --------  --------  --------
Net income (loss) available to
 common stockholders............  $ 3,326 $ 2,505 $ (5,756) $ (9,286) $(19,021)
                                  ======= ======= ========  ========  ========
Net income (loss) available to
 common stockholders per common
 share:
  Basic.........................  $  0.26 $  0.15 $  (0.33) $  (0.52) $  (1.07)
                                  ======= ======= ========  ========  ========
  Diluted.......................  $  0.23 $  0.15 $  (0.33) $  (0.52) $  (1.07)
                                  ======= ======= ========  ========  ========
Shares used in computing net
 income (loss) available to
 common stockholders per common
 share:
  Basic.........................   12,580  16,231   17,657    17,697    17,712
                                  ======= ======= ========  ========  ========
  Diluted.......................   14,385  17,246   17,657    17,697    17,712
                                  ======= ======= ========  ========  ========
Cash equivalents and short-term
 investments....................  $ 3,962 $18,288 $  7,780  $ 15,548  $ 10,586
Total assets....................   21,672  54,105   54,517    46,060    26,437
Long-term debt, less current
 portion........................       32      49       26       --        --
Redeemable convertible preferred
 stock..........................    8,190     --       --     11,382       --
Total stockholders' equity......    6,304  41,837   34,775    24,974    20,360

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

Recent Developments

   On November 13, 2000, the Company received notification from the NASDAQ Stock Market that the Company's common stock had failed to maintain a minimum bid price of $1.00 over the prior 30 consecutive trading days as required for continued listing on the NASDAQ. The Company had an oral hearing on March 28, 2001 to demonstrate its ability to regain compliance. The Nasdaq Stock Market has requested more information from the Company before making a final determination on the proposed delisting. There can be no assurance Nasdaq will grant the Company's request for continued listing. In the event of delisting by Nasdaq, the Company's common stock may be eligible for quotation on another marketplace such as the OTC Bulletin Board.

   On February 27, 2001, the Company's largest client, SMHN notified the Company of its intent to terminate the outsourcing agreement with the Company. The client accounted for approximately 16% of revenues for the year ended December 31, 2000. The Company is currently negotiating the termination and transition agreement in which the Company will transition all of its on-site employees to SMHN effective March 23, 2001. The settlement includes a transition fee from SMHN to cover transition costs.

   On February 6, 2001, DAOU Systems, Inc. announced that it had consolidated its five former subsidiaries into two divisions: Application Services and Technology Services. The Company believes the new structure will better serve its clients in the areas of strategic consulting, applications, infrastructure and operations.

Overview

   DAOU Systems, Inc. provides applications consulting and implementation, traditional network services, remote help desk and related technology support services, and integrates legacy systems with emerging technologies, such as wireless and other portable computing solutions for the U.S. healthcare industry. On February 6, 2001, DAOU Systems, Inc. announced that it had consolidated the operations of its five former subsidiaries into two operating divisions: Application Services and Technology Services. The Application Services division combines the Company's IT Consulting and Managed Care Implementation and Application Implementation groups. The Technology Services division is the combination of the Company's Communication Infrastructure, Integration Services, Outsourcing, and Internet and Electronic Commerce (formerly known as Enosus) groups. Prior to the consolidation in 2001, the Company operated each of the divisions as a separate segment. The Company believes the consolidation was necessary due to changing market forces in the healthcare industry. The Company also believes that two operating divisions will allow DAOU to focus on its core competencies and more profitable lines of service.

   The Application Services division provides clients with strategic consulting (eHealth, mHealth, HIPAA, and application selection), software implementation, project management, and support services, including staff augmentation. Additionally, this division assists clients by recruiting strategic skill sets for their critical long term needs. The Technology Services division provides clients with solutions in key areas, including network infrastructure (servers, data and voice networks, and security), web development and integration projects, help desk solutions (remote or on-site) and network management. In addition to the two divisions, a Strategic Services Office was created to identify and develop capabilities and services responsive to emerging technologies and applications, such as wireless and other portable computing solutions.

   The Company's service offerings are segmented into the following operating divisions and service lines:

 Application Services

  . IT consulting and managed care implementation--installs and integrates managed care applications, and manages IT systems, and develops business plans and solves problems for managed care organizations.

  . Application implementation--supplies hospitals and other healthcare organizations with temporary, certified consultants who are capable of installing and servicing approximately 90% of the most common healthcare software applications.

 Technology Services

  . Communications infrastructure--focuses on the IT infrastructure in healthcare enterprises, primarily IDNs, hospitals, academic medical centers and medical groups, provides networking, voice, video and data solutions and desktop services.

  . Application Development and Integration services--focuses on integration of the customers information systems within government healthcare with existing or new infrastructure that allow healthcare organizations to share and access data housed across multiple platforms and environments.

  . Outsourcing--performs a full range of IT outsourcing services including co-source or outsource of call centers, help desks, desktop support, server management, network management, voice management and complete IT department outsourcing.

  . Internet and electronic commerce--provides Internet professional services and solutions to healthcare organizations executing an eBusiness strategy.

   The Company's service offerings represent aggregated end-to-end healthcare IT solutions. Depending on the specific needs of its customers, the Company's relationships may begin anywhere along the IT solution process, growing within one of the groups or developing cohesively across the complete end-to-end IT solution process from conceptualization to operation.

   The Company provides its professional services primarily on a "time and expense" basis, under which revenues are recognized as the services are performed. Billings for these services occur on a semi-monthly or monthly basis. The Company also provides support and management service revenues, which are recognized ratably over the period that these services are provided. Prior to 1999, the majority of the Company's contract services were generally provided on a fixed-fee basis. Revenues on fixed-fee contracts are recognized using the percentage-of-completion method with progress to completion measured by labor costs incurred to date compared to total estimated labor costs. The Company's gross margin with respect to fixed fee contracts varies significantly depending on the percentage of such services consisting of third-party products (with respect to which the Company obtains a lower margin) versus professional services.

   Payments received in advance of services performed are recorded as deferred revenues. Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition. The resulting revenues recognized in excess of amounts billed and project costs are included in contract work in progress on the Company's balance sheet.

   The communications infrastructure, application implementation, integration services and Enosus groups' projects generally range from three to six months, although certain projects have been for periods in excess of a year. The IT Consulting group engagements typically average six months but may vary depending on the size and complexity of the project. The outsourcing group generally provides services in multi-year engagements on a fixed-price basis.

   The Company often hires employees in anticipation of commencement of a project, and if delays in contract signing occur, the Company's gross margin could vary due to the associated loss of revenues to cover fixed labor costs.

Results of Operations

   The following table sets forth, for the years indicated, certain statement of operations data as a percentage of net revenues.

                                                             Years Ended
                                                             December 31,
                                                            ------------------
                                                            2000   1999   1998
                                                            ----   ----   ----
   Revenues................................................ 100%   100%   100%
   Cost of revenues........................................  83     73     74
                                                            ---    ---    ---
     Gross profit..........................................  17     27     26
   Operating expenses......................................  37     34     32
   Restructuring charges...................................   3    --     --
                                                            ---    ---    ---
     Loss from operations.................................. (23)    (7)    (6)
   Interest income (expense), net..........................   1      1      0
                                                            ---    ---    ---
   Loss before income taxes................................ (22)    (6)    (6)
   Provision (benefit) for income taxes.................... --       2     (1)
                                                            ---    ---    ---
     Net loss.............................................. (22)%   (8)%   (5)%
                                                            ===    ===    ===

Years Ended December 31, 2000 and 1999

   The Company's revenues decreased 38% or $39.7 million to $63.7 million for the year ended December 31, 2000 from $103.4 million for the year ended December 31, 1999, due to a decrease in revenue primarily in the applications implementation segment and from continued weakness in the Company's core health care information technology (IT) business. Management attributes such weakness to reduced demand for such services as compared to fiscal year 1999 in which customers dedicated more resources to information technology matters in light of Year 2000 issues. Revenues from third-party material sales decreased to $4.7 million in 2000 from $18.5 million in 1999. In addition, 1999 revenues included approximately $2.8 million from its former cabling division, DAOU On-Line, Inc. and an outsourcing contract that the Company terminated in early 1999.

   Services to the Company's five largest customers accounted for $21.0 million of revenues for the year ended December 31, 2000, representing 33% of total revenues. One of the top five customers, which accounted for $10.1 million in revenues for the year ended December 31, 2000, representing 16% of total revenues, has given notice of its intent to terminate its outsourcing contract as of March 31, 2001.

   Cost of revenues decreased 30% or $23.1 million to $52.8 million for the year ended December 31, 2000, from $75.9 million for the year ended December 31, 1999, primarily due to reduced material and employee costs as a result of the decrease in revenues. The Company decreased its workforce significantly during 2000 in the Application Implementation, Communications Infrastructure and Outsourcing divisions.

   Gross margin decreased to 17% for the year ended December 31, 2000 as compared to 27% for the year ended December 31, 1999 as a result of the significant reduction in revenues, which caused significantly lower labor utilization rates throughout all of the Company's divisions. The Company also experienced slightly increased employee costs and expenses related to staff reductions while billing rates remained fairly stable. Also, in February 2000, the Company formed its Enosus subsidiary division to provide Internet and eCommerce services. Start up investments in Enosus further reduced gross margin.

   Sales and marketing expenses decreased 45% or $4.7 million to $5.7 million for the year ended December 31, 2000 as compared to $10.4 million for the year ended December 31, 1999, primarily due to a reduction in sales staff and related expenditures as a result of consolidation and integration of the sales and marketing functions of acquired companies. Also, in the second quarter of 2000 the Company reorganized and reduced its sales force. Sales and marketing expenses were 9% and 10% of total revenues for the years ended December 31, 2000 and 1999, respectively.

   General and administrative expenses decreased 28% or $7.1 million to $18.0 million for the year ended December 31, 2000 as compared to $25.1 million for the year ended December 31, 1999, primarily due to efficiencies realized with the consolidation and integration of certain general and administrative functions of the divisions. During 2000, the Company completed the implementation of its ERP system and has been able to centralize certain functions into the corporate office and reduce overhead costs as a result. Additionally, in 1999 the Company had increased costs related to staffing and infrastructure requirements at the beginning of 1999 to support growth and integration of acquired companies, executive management severance, the closure of DAOU-On Line, increased legal fees resulting from the stockholder litigation, and increased bad debt expenses. General and administrative expenses were 28% and 24% of total revenues for the years ended December 31, 2000 and 1999, respectively. The increase was primarily due to certain fixed administrative expenses that remained in place in 2000 while revenues were declining.

   The Company recorded restructuring charges for the year ended December 31, 2000 totaling $2.1 million, primarily due to severance costs related to a workforce reduction and the costs related to the closure and combination of certain facilities. The Company implemented the restructuring plan in order to improve its overhead cost structure and to refocus operations into areas in which the Company believes it has a core competency. The Company believes the restructuring was necessary due to the significant decline in revenue and gross margin in 2000 as compared to 1999. The restructuring charges recorded in 2000, includes the estimated costs of workforce reductions of $1.1 million and the closure of certain facilities in periods subsequent to December 31, 2000 of $1.0 million. The Company believes these estimates reflect the anticipated costs to complete the restructuring plan. However, the loss of the Company's SMHN outsourcing agreement and other unanticipated events may result in additional restructuring expenses in the future.

   Other income (expense), net, decreased 10% or $80,000 to $699,000 for the year ended December 31, 2000 as compared to $779,000 for the year ended December 31, 1999,. This other income is comprised primarily of interest income on cash and cash equivalents, and investments. Interest expense consists primarily of interest associated with the Company's business lines of credit. The slight decrease in other income (expense), net, was primarily due to a $546,000 gain from the sale of investments recorded in 1999 offset by increased interest income due to higher average cash reserves available for investment and reduced interest expense due to the payoff of outstanding debt in 1999.

   Due to the Company's current operating loss and the loss carryforwards, no provision for taxes was recorded in 2000. The effective income tax rate for the year ended December 31, 1999 was 56%. Although the Company had a pre-tax loss for 1999, the Company recorded a provision for taxes to reserve the Company's net deferred tax assets, resulting from previously recorded tax benefits, when the realization of the tax benefits became uncertain.

Years Ended December 31, 1999 and 1998

   The Company's revenues decreased 1% or $1.4 million to $103.4 million for the fiscal year ended December 31, 1999 as compared to $104.8 million for the year ended December 31, 1998, primarily from the closure of the Company's cabling division and reduced demand for the infrastructure group's services due to delays in the customer's decisions regarding investment in IT infrastructure pending Y2k remediation efforts. This decrease in communications infrastructure group revenue was partially offset by increased revenue in the outsourcing group due to the SMHN outsourcing contract and increased demand for application implementation services during the first and second quarters driven by Y2k remediation demand. Services to DAOU's five largest customers accounted for $26.4 million of revenues for the year ended December 31, 1999, representing 26% of total revenues. One of the top five customers, accounted for $10.8 million in revenues for the year ended December 31, 1999, representing 10% of total revenues.

   Cost of revenues decreased 3% or $2.1 million to $75.9 million for the fiscal year ended December 31, 1999 as compared to $78.0 million for the year ended December 31, 1998, primarily the result of a decrease in revenues from the communications infrastructure group resulting from the closure of the Company's cabling division.

   Gross margin increased to 27% for the fiscal year ended December 31, 1999 as compared to 26% for the year ended December 31, 1998, primarily due to improved gross margins associated with the increased use of time and expense contracts and the completion or expiration of the fixed-fee contracts which historically had lower profit margins. The improved margins were partially offset by lower labor utilization rates within the communications infrastructure and integration services groups.

   Sales and marketing expenses decreased 15% or $1.8 million to $10.4 million for the fiscal year ended December 31, 1999 as compared to $12.2 million for the year ended December 31, 1998, primarily due to a reduction in sales staff and related expenditures as a result of consolidation and integration of the sales and marketing functions of acquired companies to the corporate level. Sales and marketing expenses were 10% and 12% of total revenues for the years ended December 31, 1999 and 1998, respectively.

   General and administrative expenses increased 36% or $6.6 million to $25.1 million for the fiscal year ended December 31, 1999 as compared to $18.5 million for the year ended December 31, 1998, primarily due to costs associated with additional administrative staffing and infrastructure requirements at the beginning of 1999 to support growth and integration of acquired companies, executive management severance, the closure of DAOU-On Line, increased legal fees resulting from the stockholder litigation, and increased bad debt expenses. As a percentage of total revenues, general and administrative expenses were 24% and 18% of total revenues for the years ended December 31, 1999 and 1998, respectively.

   Other income (expense), net, increased to $779,000 for the fiscal year ended December 31, 1999 as compared to $163,000 for the year ended December 31, 1998. This other income is comprised primarily of interest income on cash and cash equivalents, and investments. Interest expense consists primarily of interest associated with the Company's business lines of credit. The increase in net other income (expense), net was primarily due to a $546,000 gain from the sale of investments, higher average cash reserves available for investment and reduced interest expense after the payoff of outstanding debt during the year ended December 31, 1999 as compared to 1998.

   The effective income tax rate for the year ended December 31, 1999 was 56%. Although the Company had a pre-tax loss, a provision for taxes was required to reserve the Company's net deferred tax assets. The effective income tax benefit rate for the year ended December 31, 1998 was (12)% due to the non-deductibility of certain merger related costs and adjustments made to convert the former S corporation status of certain acquired businesses to the C corporation status of the Company.

Income Taxes

   In 2000, 1999 and 1998, the effective tax rates were 0%, 56% and (12)%, respectively. In 2000, the effective rate was different from the expected federal statutory rate of 35% due to the Company's current operating loss and the loss carryforwards, no provision for taxes was recorded. In 1999 the effective rate was different from the expected federal statutory rate due to a provision for taxes to reserve the Company's net deferred tax assets attributable to income tax benefits received in prior years. In 1998, the effective rate was different from the expected federal statutory rate due to the fact that Integrex, On-Line, Sentient, Synexus, TMI and RHI were S-corporations prior to the merger with DAOU and the conversion from the cash method to the accrual method of accounting for tax purposes. Consequently, taxes on the pre-acquisition income of Integrex, On-Line, Sentient, Synexus, TMI and RHI were the direct responsibility of its stockholders. During 1998, the benefit of Integrex, On-Line's, Sentient's, Synexus, TMI's and RHI's lower tax rates were partially offset by additional taxes on the conversion of S-corporation to C-corporation.

Liquidity and Capital Resources

   On December 31, 2000, the Company had working capital of $17.9 million, a decrease of $14.3 million from $32.2 million on December 31, 1999. The decrease is primarily from a decrease in the accounts receivable balance as a result of lower revenues and increased collection efforts.

   Cash used in operating activities was $2.4 million, for the year ended December 31, 2000, compared to cash provided by operating activities of $3.3 million for the year ended December 31, 1999. The decrease in cash from operations resulted primarily from the Company's net loss, decreases in trade accounts payable and other accrued liabilities, and in accrued salaries and benefits offset by decreases in trade accounts receivable as compared to 1999.

   Net cash used in investing activities was $673,000 for the year ended December 31, 2000, compared to $164,000 in the comparable prior period. The increase in cash used by investing activities was primarily due to the maturing of investments of $1.2 million that were not reinvested in 1999, offset by decreased purchases of equipment, furniture and fixtures.

   Net cash used in financing activities was $1.9 million for the year ended December 31, 2000, compared to cash provided by of $5.6 million in the comparable prior period. This decrease was primarily the result of the net proceeds from the issuance of Series A Preferred Stock in 1999, which raised $11.1 million, after expenses, partially offset by the repayments of debt and lines of credit of $5.2 million in 1999 offset by the $2.0 million cash portion of the one-time dividend paid to the holders of the Series A Preferred Stock in 2000.

   On June 29, 1999, the Company secured an $8.0 million revolving line of credit that expires on June 29, 2001. The line of credit bears interest at prime plus 1% per annum, is secured by substantially all of the assets of the Company and contains customary covenants and restrictions. There are no compensating balance requirements and borrowings under the line of credit are limited to 80% of qualifying receivables. No amount remained outstanding under this revolving line of credit as of December 31, 2000.

   On July 27, 1999 the Company issued 2,181,818 shares of Series A Preferred Stock. The Series A Preferred Stock agreement contained a redemption feature which was outside of the control of the Company. On November 9, 2000, the holders of the Series A Preferred Stock permanently waived their redemption rights in return for $2.0 million in cash and warrants to purchase 3,540,000 shares of the Company's common stock exercisable at $0.01 per share. Even though the holders of the Series A Preferred Stock have waived their redemption rights, the Company still has its right to redeem the Series A Preferred Stock anytime after the fourth anniversary of the purchase date for the issue price and accrued dividends per share.

   Although the Company has an accumulated deficit as of December 31, 2000, the Company believes that its available funds together with anticipated cash from operating activities will be sufficient to meet its capital requirements for the foreseeable future. The Company may sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities or issuance of equity securities in future acquisitions would result in dilution to the Company's stockholders and the incurrence of additional debt could result in additional interest expense. The Company may not be able to raise additional capital on terms favorable to the Company, if at all. See "Risk Factors--Future sales of the Company's common stock in the public market could adversely affect the price of its common stock and its ability to raise additional equity capital."

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

   The Company invests excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. These instruments have maturities of three months or less when acquired. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, the Company believes that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, the Company is not subject to any material risks arising from changes in interest rates, foreign currency exchanges rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Item 8: Financial Statements.

                   Index to Consolidated Financial Statements

                               DAOU SYSTEMS, INC.

Report of Ernst & Young LLP, Independent Auditors......................... F-1

Consolidated Balance Sheets at December 31, 2000 and 1999................. F-2

Consolidated Statements of Operations for the years ended December 31,
 2000, 1999 and 1998...................................................... F-3

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 2000, 1999 and 1998......................................... F-4

Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998...................................................... F-5

Notes to Consolidated Financial Statements................................ F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
DAOU Systems, Inc.

   We have audited the consolidated balance sheets of DAOU Systems, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included financial statement Schedule II listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DAOU Systems, Inc. at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

San Diego, California
February 15, 2000

                               DAOU SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $ 10,504  $ 15,480
  Investments, available-for-sale..........................       82        68
  Accounts receivable, net of allowance for doubtful
   accounts of $1,138 and $1,868 in 2000 and 1999,
   respectively............................................   11,900    21,912
  Contract work in progress................................      665     2,816
  Income tax receivable....................................      --        378
  Other current assets.....................................      558       670
                                                            --------  --------
    Total current assets...................................   23,709    41,324
Due from officers/stockholders.............................      --         98
Equipment, furniture and fixtures, net.....................    2,565     4,319
Other assets...............................................      163       319
                                                            --------  --------
                                                            $ 26,437  $ 46,060
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Trade accounts payable................................... $    342  $    849
  Accrued salaries and benefits............................    2,273     4,248
  Other accrued liabilities................................    2,944     3,220
  Income taxes payable.....................................      --        450
  Deferred revenue.........................................        2       179
  Current portion of severance payable.....................      210       210
                                                            --------  --------
    Total current liabilities..............................    5,771     9,156
Deferred rent..............................................      113       145
Severance payable..........................................      193       403

Commitments and contingencies

Redeemable convertible preferred stock, $.001 par value.
 Authorized 3,520 shares; issued and outstanding 2,182
 shares at December 31, 1999, with a liquidation preference
 of $12,308 at December 31, 1999, including accrued
 dividends.................................................      --     11,382

Stockholders' equity:
  Convertible preferred stock, $.001 par value. Authorized
   3,520 shares; issued and outstanding 2,182 shares at
   December 31, 2000, with a liquidation preference of
   $13,057 at December 31, 2000, including accrued
   dividends...............................................        2       --
  Common stock, $.001 par value. Authorized 50,000 shares;
   issued and outstanding 17,831 and 17,712 at December 31,
   2000 and 1999, respectively.............................       18        18
  Additional paid-in capital...............................   51,614    37,395
  Deferred compensation....................................      --       (192)
  Accumulated other comprehensive income...................      (49)      (43)
  Retained deficit.........................................  (31,225)  (12,204)
                                                            --------  --------
    Total stockholders' equity.............................   20,360    24,974
                                                            --------  --------
                                                            $ 26,437  $ 46,060
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                               DAOU SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except for per share data)

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
Revenues........................................ $ 63,748  $103,400  $104,784
Cost of revenues................................   52,781    75,927    78,021
                                                 --------  --------  --------
Gross profit....................................   10,967    27,473    26,763
Operating expenses:
  Sales and marketing...........................    5,744    10,398    12,203
  General and administrative....................   17,973    25,071    18,456
  Restructuring charges.........................    2,133       --        --
  Merger related expenses.......................      --        --      2,825
                                                 --------  --------  --------
                                                   25,850    35,469    33,484
                                                 --------  --------  --------
Loss from operations............................  (14,883)   (7,996)   (6,721)
Interest income, net............................      699       779       163
                                                 --------  --------  --------
Loss before income taxes........................  (14,184)   (7,217)   (6,558)
Provision (benefit) for income taxes............      --      1,761      (802)
                                                 --------  --------  --------
    Net loss....................................  (14,184)   (8,978)   (5,756)
Accrued dividends on preferred stock............   (4,837)     (308)      --
                                                 --------  --------  --------
    Net loss available to common stockholders... $(19,021) $ (9,286) $ (5,756)
                                                 ========  ========  ========
Basic and diluted net loss available to common
 stockholders per common share.................. $  (1.07) $  (0.52) $  (0.33)
                                                 ========  ========  ========
Shares used in computing basic and diluted net
 loss available to common stockholders per
 common share...................................   17,712    17,697    17,657
                                                 ========  ========  ========


          See accompanying notes to consolidated financial statements.

                              DAOU SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             For the Years Ended December 31, 2000, 1999 and 1998
                                (In thousands)

                           Convertible
                            Preferred                                          Accumulated
                              Stock     Common Stock  Additional                  other     Retained       Total
                          ------------- -------------  paid-in     Deferred   comprehensive earnings   stockholders'
                          Shares Amount Shares Amount  capital   compensation    income     (deficit)     equity
                          ------ ------ ------ ------ ---------- ------------ ------------- ---------  -------------
Balance at December 31,
1997....................    --    $ --  16,945  $17    $36,040      $(907)        $146      $  6,541     $ 41,837
Shares issued in
connection with
formation of S
corporations............    --      --     506    1        506        --           --            --           507
Deferred compensation...    --      --     --    --        385       (385)         --            --           --
Tax benefit from
exercise of
noncompensatory stock
options.................    --      --     --    --        630        --           --            --           630
Amortization of deferred
compensation............    --      --     --    --        --         312          --            --           312
Distribution to Sentient
stockholders (Note 3)...    --      --     --    --        --         --           --           (252)        (252)
Distribution to TMI
stockholders (Note 3)...    --      --     --    --        --         --           --         (2,945)      (2,945)
Distribution to RHI
stockholders (Note 3)...    --      --     --    --        --         --           --           (506)        (506)
Issuance of common stock
upon exercise of stock
options.................    --      --     236   --        844        --           --            --           844
Issuance of common stock
upon exercise of
warrants................    --      --       2   --         14        --           --            --            14
Comprehensive loss:
 Unrealized gain on
 short-term
 investments............    --      --     --    --        --         --            90           --            90
 Net loss...............    --      --     --    --        --         --           --         (5,756)      (5,756)
                                                                                                         --------
Comprehensive loss......                                                                                   (5,666)
                          -----   ----  ------  ---    -------      -----         ----      --------     --------
Balance at December 31,
1998....................    --      --  17,689   18     38,419       (980)         236        (2,918)      34,775
                          -----   ----  ------  ---    -------      -----         ----      --------     --------
Issuance of common stock
upon exercise of stock
options.................    --      --      23   --         95        --           --            --            95
Amortization of deferred
compensation............    --      --     --    --        --         299          --            --           299
Reversal of deferred
compensation for
separated employees.....    --      --     --    --       (489)       489          --            --           --
Accrued dividends on
preferred stock.........    --      --     --    --        --         --           --           (308)        (308)
Reversal of tax benefit
from exercise of
noncompensatory stock
options.................    --      --     --    --       (630)       --           --            --          (630)
Comprehensive loss:
 Net realized gain on
 investments............    --      --     --    --        --         --          (279)          --          (279)
 Net loss...............    --      --     --    --        --         --           --         (8,978)      (8,978)
                                                                                                         --------
Comprehensive loss......                                                                                   (9,257)
                          -----   ----  ------  ---    -------      -----         ----      --------     --------
Balance at December 31,
1999....................    --      --  17,712   18     37,395       (192)         (43)      (12,204)      24,974
                          =====   ====  ======  ===    =======      =====         ====      ========     ========
Issuance of common stock
upon exercise of stock
options.................    --      --       1   --          1        --           --            --             1
Issuance of common stock
under employee stock
purchase plan...........    --      --     118   --         54        --           --            --            54
Amortization of deferred
compensation............    --      --     --    --        --         139          --            --           139
Reversal of deferred
compensation for
separated employees.....    --      --     --    --        (53)        53          --            --           --
Removal of redemption
feature on preferred
stock...................  2,182      2     --    --     11,380        --           --         (2,000)       9,382
Warrants issued to
preferred stockholders..    --      --     --    --      2,088        --           --         (2,088)         --
Accrued dividends on
preferred stock.........    --      --     --    --        749        --           --           (749)         --
Comprehensive loss:
 Unrealized loss on
 investments............    --      --     --    --        --         --            (6)          --            (6)
 Net loss...............    --      --     --    --        --         --           --        (14,184)     (14,184)
                                                                                                         --------
Comprehensive loss......                                                                                  (14,190)
                          -----   ----  ------  ---    -------      -----         ----      --------     --------
Balance at December 31,
2000....................  2,182   $  2  17,831  $18    $51,614      $ --          $(49)     $(31,225)    $ 20,360
                          =====   ====  ======  ===    =======      =====         ====      ========     ========

         See accompanying notes to consolidated financial statements.

                               DAOU SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                     Years Ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     --------  -------  -------
Operating activities
Net loss...........................................  $(14,184) $(8,978) $(5,756)
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation and amortization....................     2,388    2,077    1,715
  Amortization of deferred compensation............       139      299      312
  Provision for uncollectible accounts.............       402    1,643      644
  Deferred income taxes............................       --     1,311   (1,378)
  Gain on sale of investment.......................       --      (546)     --
  Loss on retirement of fixed assets...............       273       88      --
  Changes in operating assets and liabilities:
    Accounts receivable............................     9,610    1,027   (9,482)
    Contract work in progress......................     2,151    9,456    1,019
    Other current assets and income taxes
     receivable....................................       490      258      458
    Accounts payable, accrued liabilities and
     income taxes payable..........................    (1,233)  (3,397)   2,773
    Accrued salaries and benefits..................    (1,975)     341    1,232
    Deferred revenue...............................      (177)    (182)      (8)
    Severance payable..............................      (210)    (210)    (210)
    Deferred rent..................................       (32)     100      (10)
                                                     --------  -------  -------
      Net cash (used in) provided by operating
       activities..................................    (2,358)   3,287   (8,691)

Investing activities
Purchase of equipment, furniture and fixtures......      (907)  (1,450)  (2,279)
Decrease (increase) in other assets................       156      (10)     156
Purchases of investments...........................       (20)     --        (8)
Proceeds from sale and maturities of investments...       --     1,223    9,381
Payments from (advances to) officers/stockholders..        98       73      200
                                                     --------  -------  -------
      Net cash (used in) provided by investing
       activities..................................      (673)    (164)   7,450

Financing Activities
Proceeds from long-term debt and line of credit....       --       358    5,483
Repayments of long-term debt and line of credit....       --    (5,926)  (3,129)
Distributions to stockholders of acquired
 companies.........................................       --       --    (3,703)
Proceeds from issuance of common stock.............        55       95    1,365
Proceeds of redeemable convertible preferred
 stock.............................................       --    11,074      --
Payment and issuance costs to remove redemption
 feature of preferred stock........................    (2,000)     --       --
                                                     --------  -------  -------
      Net cash (used in) provided by financing
       activities..................................    (1,945)   5,601       16
                                                     --------  -------  -------
(Decrease) increase in cash and cash equivalents...    (4,976)   8,724   (1,225)
Cash and cash equivalents at beginning of year.....    15,480    6,756    7,981
                                                     --------  -------  -------
      Cash and cash equivalents at end of year.....  $ 10,504  $15,480  $ 6,756
                                                     ========  =======  =======
Cash paid during the year for:
  Income taxes.....................................  $    --   $   213  $   144
                                                     ========  =======  =======
  Interest.........................................  $     11  $   262  $   290
                                                     ========  =======  =======

                               DAOU SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            Years Ended
                                                           December 31,
                                                        ---------------------
                                                         2000    1999   1998
                                                        -------  -----  -----
Supplemental disclosure of noncash investing and
 financing activities:
Deferred tax benefit from exercise of noncompensatory
 options............................................... $   --   $(630) $ 630
                                                        =======  =====  =====
Accrued preferred stock dividends to redeemable
 preferred stockholders................................ $   749  $ 308  $ --
                                                        =======  =====  =====
Issuance of warrants to remove redemption feature of
 preferred stock....................................... $(2,088) $ --   $ --
                                                        =======  =====  =====
Unrealized (loss) gain on investments.................. $    (6) $   7  $ (42)
                                                        =======  =====  =====



          See accompanying notes to consolidated financial statements.

                              DAOU SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

   DAOU Systems, Inc. ("DAOU" or the "Company") a Delaware company, was incorporated in July 1987. DAOU provides applications consulting and implementation, traditional network services, remote help desk and related technology support services, and integrates legacy systems with emerging technologies, such as wireless and other portable computing solutions for the U.S. healthcare industry. On February 6, 2001, DAOU Systems, Inc. announced that it had consolidated its five subsidiary operating companies into two operating divisions: Application Services and Technology Services. The Application Services division combines the Company's IT Consulting and Managed Care Implementation and Application Implementation groups. The Technology Services division is the combination of the Company's Communication Infrastructure, Integration Services, Outsourcing, and Internet and Electronic Commerce (formerly known as Enosus).

   In the year 2000, The Company's segments included, IT consulting and managed care implementation services (IT Consulting), communications infrastructure group, application implementation, integration services, outsourcing and Internet services through Enosus. The IT consulting and managed care implementation services group is focused on helping managed care organizations meet their business and IT objectives. The Company's communications infrastructure group focuses on the information superstructure in healthcare enterprises, including networking, Intranet and Internet, desktop, voice, video and data solutions. The Company's application implementation group supplies IT staffing resources to hospitals and other healthcare organizations. Integration services provide custom integration solutions that allow organizations to share and access data housed across multiple platforms and environments. The outsourcing group performs a full range of IT outsourcing services, including co-source or outsourcing of call centers, help desks, desktop support, server, network, voice management, and complete IT outsourcing. Enosus provides Internet consulting services and solutions to organizations executing an eBusiness strategy. The consolidated financial statements reflect the combined financial position and operating results for the Company. All intercompany accounts have been eliminated.

   On December 31, 2000, the Company merged all of its subsidiaries into the parent company, Daou Systems, Inc.

Revenue Recognition

   The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 requires that the following criteria are met in determining whether revenue has been earned:

  .  Persuasive evidence of an arrangement,

  .  Services have been delivered,

  .  Price is fixed and determinable, and

  .  Collectibility is reasonably assured.

   The Company has the following types of revenue recognition: 1) services performed on a hourly basis, 2) services performed on a fixed fee basis and 3) sales of material and maintenance contracts. In general, the Company enters into contracts with customers to provide services at a specified fee or rate per hour. Revenue from professional services is recognized primarily on a hourly basis. Revenue from technical support and network management services is recognized as the services are performed. Contract revenue for the development and implementation of network solutions under fixed-fee contracts is recognized using the percentage-of-

                              DAOU SYSTEMS, INC.

completion method with progress to completion measured by labor costs incurred to date compared to total estimated labor costs. Provisions for estimated losses on contracts, if any, are made during the period when the loss becomes probable and can be reasonably estimated. Revenues recognized in excess of amounts billed and project costs are classified as contract work in progress. Payments received in advance of services performed are recorded as deferred revenue and amortized as the services are performed.

Concentration of Credit Risk and Major Customers

   Substantially all of the Company's accounts receivable are from managed care organizations, hospitals and other healthcare providers. Generally, the Company obtains a significant deposit from its customers upon signing a fixed fee contract and collateral is not required. The Company provides for losses from uncollectible accounts and such losses have historically not exceeded management's expectations. Services to DAOU's five largest customers accounted for approximately $21.0 million of revenues for the year ended December 31, 2000, representing approximately 33% of total revenues. One of the top five customers accounted for $10.1 million and $10.8 million of revenues for the years ended December 31, 2000 and 1999, respectively, representing approximately 16% and 10% of total revenues, respectively. This customer has notified the Company of its intent to terminate the outsourcing agreement. The Company is currently negotiating an extended transition period.

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

   Software development costs, consisting of internally developed software and web site development costs, are accounted for using Statement of Position ("SOP") 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. In accordance with SOP 98-1, internal and external costs incurred to develop internal use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware, and testing. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years.

Advertising Expense

   Advertising expenditures are charged to expense as incurred. The Company expensed $145,000, $64,000 and $61,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                              DAOU SYSTEMS, INC.

New Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In May 1999, the FASB delayed the effective date of FAS 133 by one year. The Company will be required to adopt FAS 133 for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, certain derivatives must be recognized as assets and liabilities and measured at fair value. The Company is not currently engaged in derivative or hedging activities.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 , REVENUE RECOGNITION IN FINANCIAL STATEMENTS. In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on its consolidated financial position or results of operations.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in the accompanying notes of the financial statements. The actual results could differ from those estimates.

Net Loss Per Share

   Net loss per share is computed in accordance with FASB Statement No. 128, EARNINGS PER SHARE. Basic net loss per share is computed using the weighted average number of common shares outstanding during each period. Diluted net loss per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants. In 2000, 1999 and 1998 diluted loss per share is unchanged from basic loss per share because the effects of the assumed conversion of stock options and warrants would be antidilutive.

   The following table sets forth the computation of the shares used in the basic and diluted net loss per share and calculation thereof (in thousands, except per share information):

                                                      2000     1999     1998
                                                    --------  -------  -------
   Numerator:
     Net loss available to common shareholders....  $(19,021) $(9,286) $(5,756)

   Denominator:
     Shares used in basic net loss per share--
      weighted average common shares outstanding..    17,712   17,697   17,657
     Net effect of dilutive common share
      equivalents based on treasury stock method..       --       --       --
                                                    --------  -------  -------
     Denominator for diluted net loss per share--
      adjusted weighted average common shares
      outstanding.................................    17,712   17,697   17,657
                                                    ========  =======  =======
       Basic loss per share.......................  $  (1.07) $  (.52) $  (.33)
                                                    ========  =======  =======
       Diluted loss per share.....................  $  (1.07) $  (.52) $  (.33)
                                                    ========  =======  =======

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

   Compensation charges for options granted to non-employees have been determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. Charges for options granted to non-employees are periodically remeasured as the underlying options vest.

   In March 2000, the Financial Accounting Standards Board ("FASB"), released FASB Interpretation No. 44 ("FIN 44"), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION AND INTERPRETATION OF APB OPINION NO. 25. FIN 44 provides clarification of APB Opinion 25 for certain issues such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its practices are in conformity with this guidance, and therefore, FIN 44 had no impact on its financial statements.

2. RESTRUCTURING CHARGES AND FOURTH QUARTER ADJUSTMENTS

   In connections with the Restructuring Plan, the Company has undertaken various actions to reduce the cost structure of the Company. As a result, the Company has recorded restructuring charges in the second and the fourth quarters of 2000 totaling approximately $2.1 million. Such charges were determined in accordance with SEC SAB No. 100, RESTRUCTURING AND IMPAIRMENT CHARGES, and Emerging Issues Task Force No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COST INCURRED IN A RESTRUCTURING). These charges include severance costs related to a reduction in workforce of approximately 50 employees and the closure of certain facilities.

   The following table summarizes the restructuring and other related charges recorded in 2000, of which $1,306,000 are included in accrued liabilities at December 31, 2000.

     Severance costs for involuntary employee terminations.......... $1,140,000
     Costs related to closure and combination of facilities.........    993,000
                                                                     ----------
                                                                     $2,133,000
                                                                     ==========

   During the fourth quarter of 1999 the Company recorded reserves and related charges totaling $4 million directly related to its previously closed down On-Line business and also based on a critical review of its receivables. During 1999, in addition to the closedown of On-Line, the Company reduced headcount, experienced turnover in key positions and restructured its organization.

   During 1999, the Company's net loss resulted in the Company being in a cumulative loss position over the previous three years. In accordance with generally accepted accounting principles, the realization of the Company's net deferred tax assets is not assured beyond a reasonable doubt. Accordingly, during 1999 a revaluation allowance of $3.5 million was also recorded to fully reserve cumulative deferred tax assets recorded.

                               DAOU SYSTEMS, INC.

3. INVESTMENTS, AVAILABLE-FOR-SALE

   Short-term investments, available-for-sale, consist of the following (in thousands):

                                            Gross      Gross
                                Amortized Unrealized Unrealized Estimated Fair
                                  Cost      Gains      Losses       Value
                                --------- ---------- ---------- --------------
     DECEMBER 31, 2000
     Government debt
      securities...............   $131      $ --        $(49)       $   82
                                  ====      =====       ====        ======
     DECEMBER 31, 1999
     Government debt
      securities...............   $111      $ --        $(43)       $   68
                                  ====      =====       ====        ======
     DECEMBER 31, 1998
     Mutual Funds..............   $788      $ 286       $(50)       $1,024
                                  ====      =====       ====        ======

   The government debt securities mature in 2008.

4. SELECTED BALANCE SHEET DETAILS

   Contract work in progress consists of the following (in thousands):

                                                                     December
                                                                        31,
                                                                    -----------
                                                                    2000  1999
                                                                    ---- ------
     Unbilled accounts receivable.................................. $354 $2,474
     Other.........................................................  311    342
                                                                    ---- ------
                                                                    $665 $2,816
                                                                    ==== ======

   Equipment, furniture and fixtures consist of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
     Equipment and furniture.................................. $ 6,108  $ 9,575
     Leasehold improvements...................................     578      664
                                                               -------  -------
                                                                 6,686   10,239
     Less accumulated depreciation and amortization...........  (4,121)  (5,920)
                                                               -------  -------
                                                               $ 2,565  $ 4,319
                                                               =======  =======

   Other accrued liabilities consist of the following (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
     Accrued contract costs...................................... $  778 $  740
     Other accrued liabilities...................................  2,166  2,480
                                                                  ------ ------
                                                                  $2,944 $3,220
                                                                  ====== ======

                              DAOU SYSTEMS, INC.

5. LINES OF CREDIT

   On June 29, 1999, the Company secured an $8.0 million revolving line of credit, which expires June 29, 2001. The line of credit bears interest at prime plus 1% per annum and is secured by substantially all of the assets of the Company and contains customary covenants and restrictions. There are no compensating balance requirements and borrowings under the line of credit are limited to 80% of qualifying receivables. No amounts were outstanding under this revolving line of credit as of December 31, 2000 and 1999. Interest expense for the years ended December 31, 2000, 1999 and 1998 was approximately $0, $253,000 and $216,000, respectively.

6. COMMITMENTS

Lease Commitments

   The Company leases its facilities and certain equipment under operating lease agreements. The facility leases provide for abatement of rent during certain periods and escalating rent payments during the lease term. Rent expense for 2000, 1999 and 1998 totaled $2,144,000, $2,213,000 and $1,665,000, respectively.

   Annual future minimum lease payments under noncancelable operating leases with initial terms of one year or more at December 31, 2000, consist of the following (in thousands):

       2001.............................................................. $2,248
       2002..............................................................  2,149
       2003..............................................................  2,074
       2004..............................................................  1,524
       2005..............................................................    853
       Thereafter........................................................    --
                                                                          ------
                                                                          $8,848
                                                                          ======

Severance Payable

   In connection with the retirement of a founder of one of the Company's acquired businesses, the founder received a severance agreement whereby the retiring founder will receive a total of $1,050,000 in severance payments, payable in sixty consecutive monthly installments of $17,500 beginning on December 20, 1997. At December 31, 2000 and 1999, the Company had an outstanding payable of $402,500 and $612,500, respectively. The aggregate minimum future payments under the severance agreements as of December 31, 2000 are $210,000 and $192,500 for the years ending December 31, 2001 and 2002, respectively.

Related Party Transactions

   The Company had an agreement with a former officer that guaranteed a cash bonus for the amount of any difference between (i) the net value at November 11, 1999 of the options granted to the officer during 1996 and (ii) $1,550,000. The Company paid the officer, who is no longer an employee, $827,000 in November of 1999.

   In 2000 and 1999 the Company provided implementation services to a company in which the Chairman of the Board is an investor. Revenues, costs, and gross profit related to these contracts were not material in 2000. In 1999, revenues, costs and gross profit totaled $1,567,000, $1,377,000 and $190,000, respectively. The company has $0 and $840,000 in accounts receivable outstanding at December 31, 2000 and 1999, respectively, related to the implementation services provided.

                              DAOU SYSTEMS, INC.

7. STOCKHOLDERS' EQUITY

Redeemable Convertible Preferred Stock

   On July 26, 1999, 2,181,818 shares of Series A Preferred Stock were issued at $5.50 per share to a related party. Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate of six percent per annum, payable in the form of shares of Series A Preferred Stock. Such dividend rate shall increase an additional one-percent per annum for each successive year after the second anniversary of the purchase date. At December 31, 2000, the Company had accumulated but unpaid dividends of $1,057,000. The Series A Preferred Stock has a liquidation preference of $5.50 per share plus any accrued (whether or not declared) but unpaid dividends and is convertible, at the option of the holder, into 2,181,818 shares of common stock, subject to certain antidilution adjustments. The Series A Preferred Stock is redeemable at the option of the Company four years after the date of issuance.

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

   On November 9, 2000, as a consequence of the resignation of Larry Grandia, holders of the Series A Preferred Stock had the right to cause the Company to redeem their Series A Preferred Stock for approximately $12.9 million. The holders of the Series A Preferred Stock and the Company entered into an agreement whereby the holders of the Series A Preferred Stock have permanently waived their redemption rights in return for $2.0 million in cash and warrants to purchase 3,540,000 shares of the Company's common stock exercisable at $0.01 per share. The total consideration of this transaction was valued at approximately $4.1 million and for financial reporting purposes was recorded as a one-time dividend in the fourth quarter of 2000. Even though the holders of the Series A Preferred Stock have waived their redemption rights, the Company still has its right to redeem the Series A Preferred Stock anytime after the fourth anniversary of the purchase date for the issue price and accrued dividends per share.

   The Company registered 2,750,000 shares of Common Stock for issuance upon conversion of 2,181,818 shares of Series A Preferred Stock on the Registration Statement on Form S-3 (File No. 33-87103), as declared effective by the Commission on October 25, 1999.

Employee Stock Purchase Plan

   In May 2000, the Company adopted the Daou Systems, Inc. Employee Stock Purchase Plan ("ESPP"), under which 1,500,000 shares of the Company's common stock are reserved for issuance. Under the ESPP, eligible employees are allowed to purchase common stock at six-month intervals at the lower of 85% of the fair market value at the beginning of the measurement period or 85% of the fair market value at the end of the measurement period. On December 31, 2000, the Company recorded the issuance of 118,266 shares of common stock under the ESPP at $0.45 per share.

Stock Option Plans

   During 1996, the Company adopted the 1996 Stock Option Plan (the "Plan"), under which 5,000,000, as amended, shares of the Company's common stock are reserved for issuance upon exercise of options granted by the Company. The Plan provides for the grant of both incentive and nonstatutory stock options to officers, directors, employees and consultants of the Company. Options granted by the Company generally vest over a three to five-year period and are exercisable for a period of ten years from the date of the grant.

                              DAOU SYSTEMS, INC.

   The following summary of the Company's stock option activity and related information includes 140,300 non-qualified stock options at an exercise price of $4.28 per share, 550,000 stock options at an exercise price ranging from $4.31 to $5.50 per share, and 750,000 stock options at an exercise price of $0.50 granted outside the plan in 1996, 1999 and 2000, respectively:

                                    2000                 1999                 1998
                            --------------------- -------------------- --------------------
                                        Weighted-            Weighted-            Weighted-
                                         Average              Average              Average
                                        Exercise             Exercise             Exercise
                             Options      Price    Options     Price    Options     Price
                            ----------  --------- ---------  --------- ---------  ---------
   Outstanding--beginning
    of year................  3,366,186    $7.94   3,226,794   $10.44   1,540,399   $ 7.49
     Granted...............  2,083,700     1.21   1,091,500     4.94   2,699,045    13.22
     Exercised.............       (400)    3.25     (22,240)    4.28    (235,637)    6.16
     Forfeited............. (1,608,373)    7.21    (929,868)   13.21    (777,013)   16.29
                            ----------    -----   ---------   ------   ---------   ------
       Outstanding--end of
        year...............  3,841,113    $4.59   3,366,186   $ 7.94   3,226,794   $10.44
                            ==========    =====   =========   ======   =========   ======
   Exercisable at end of
    year...................  1,148,033    $8.70     985,534   $ 8.58     266,526   $13.35
                            ==========    =====   =========   ======   =========   ======
   Weighted-average fair
    value of options
    granted during the
    year...................               $0.50               $ 3.30               $ 6.79
                                          =====               ======               ======

   The following table summarizes information about stock options outstanding at December 31, 2000:

                                     Outstanding                 Exercisable
                          --------------------------------- ---------------------
                                       Weighted-
                                        Average   Weighted-             Weighted-
                                       Remaining   Average               Average
                            Number    Contractual Exercise    Number    Exercise
Range of Exercise Prices  Outstanding    Life       Price   Exercisable   Price
- ------------------------  ----------- ----------- --------- ----------- ---------
 $ 0.00-$ 2.74..........   1,727,700      9.9      $ 0.56          --    $ 0.00
 $ 2.75-$ 5.49..........   1,407,747      7.1      $ 4.72      674,710   $ 4.69
 $ 5.50-$ 8.24..........     156,442      4.0      $ 6.02      115,639   $ 6.01
 $ 8.25-$10.99..........      72,602      5.9      $10.16       58,344   $10.12
 $11.00-$13.74..........     260,200      6.5      $13.61      133,333   $13.61
 $13.75-$16.49..........      24,400      5.5      $16.02       13,600   $16.01
 $16.50-$19.24..........      26,600      1.7      $16.95       23,800   $16.99
 $19.25-$21.99..........      50,155      5.1      $21.75       28,540   $21.75
 $22.00-$24.74..........      24,400      2.3      $24.25       21,200   $24.25
 $24.75-$27.50..........      90,867      4.9      $25.01       78,867   $25.00
                           ---------      ---      ------    ---------   ------
                           3,841,113      8.0      $ 4.59    1,148,033   $ 8.70
                           =========      ===      ======    =========   ======

   At December 31, 2000, options for 1,306,875 common shares were available for future grant.

   Adjusted pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-

                              DAOU SYSTEMS, INC.

free interest rate of 6% for all years; dividend yield of 0% for all years; volatility factors of the expected market price of the Company's common stock of 138% for all years; and a weighted-average expected life of the options of five years for all years.

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

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
     Adjusted pro forma net income (loss)....... $(18,476) $(19,294) $(16,380)
                                                 ========  ========  ========
     Adjusted pro forma net income (loss) per
      share:
       Basic.................................... $  (1.04) $  (1.09) $  (0.93)
                                                 ========  ========  ========
       Diluted.................................. $  (1.04) $  (1.09) $  (0.93)
                                                 ========  ========  ========

Common Stock Reserved

   At December 31, 2000, the Company had the following shares reserved for future issuance:

     Redeemable convertible preferred stock..........................  2,750,000
     Warrants........................................................  3,540,000
     Stock option plan...............................................  5,144,696
     Employee stock purchase plan....................................  1,381,734
                                                                      ----------
       Total......................................................... 12,816,430
                                                                      ==========

8.INCOME TAXES

   The provision for income taxes consists of the following (in thousands):

                                                                Years Ended
                                                               December 31,
                                                            -------------------
     Current:
       Federal............................................. $ -- $  --  $   --
       State...............................................   --    450     576
                                                            ---- ------ -------
                                                              --    450     576
     Deferred:
       Federal.............................................   --  1,119  (1,205)
       State...............................................   --    192    (173)
                                                            ---- ------ -------
                                                              --  1,311  (1,378)
                                                            ---- ------ -------
                                                            $ -- $1,761 $  (802)
                                                            ==== ====== =======

   Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes.

                              DAOU SYSTEMS, INC.

   Significant components of the Company's deferred tax assets and liabilities are shown below (in thousands):

                                                                2000     1999
                                                               -------  -------
     Deferred tax liabilities:
       Accounting method change for tax purposes.............. $   575  $ 1,322
       Depreciation and amortization..........................     --       229
                                                               -------  -------
                                                                   575    1,551
     Deferred tax assets:
       Reserves and allowances................................   1,451      945
       Depreciation...........................................     270      --
       Net operating losses...................................   6,091    3,594
                                                               -------  -------
                                                                 7,812    4,539
     Net deferred tax asset before valuation allowance........   7,237   (2,988)
                                                               -------  -------
     Valuation allowance for deferred tax assets..............  (7,237)   2,988
                                                               -------  -------
     Net deferred tax asset................................... $   --   $   --
                                                               =======  =======

   At December 31, 2000, the Company has federal and state net operating loss carryforwards of approximately $16.1 million and $7.6 million, respectively. The federal and state loss carryforwards will begin to expire in 2019 and 2002, respectively, unless previously utilized.

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

   The reconciliation of income tax computed at the federal statutory rate to the total provision for income taxes is as follows:

                                                          Years Ended
                                                         December 31,
                                                       ---------------------
                                                       2000    1999    1998
                                                       -----   -----   -----
     Tax at federal statutory rate.................... (35.0)% (35.0)% (35.0)%
     S corporation income not subject to corporate
      income taxes....................................   --      --    (18.1)
     Nondeductible expenses...........................   0.4     --     10.6
     Adjustment on conversion of S corporation to C
      corporation.....................................   --      --     27.6
     State taxes, net of federal benefit..............  (2.6)    9.3     1.9
     Valuation allowance..............................  30.0    81.9     --
     Other............................................   7.2     --      1.0
                                                       -----   -----   -----
                                                         0.0 %  56.2 % (12.0)%
                                                       =====   =====   =====

9.BENEFIT PLANS

   Effective November 1, 1999, the Company initiated a new DAOU Systems, Inc. 401(k) Salary Savings Plan (New Plan) which covers employees who meet certain age and service requirements. Employees may contribute a portion of their earnings each plan year subject to certain Internal Revenue Service limitations. This new Plan replaces the former DAOU Systems, Inc. 401(k) Salary Savings Plan. The Company has various other defined contribution plans under which employees also participated. Contributions under these plans are made at the sole discretion of the Company and were $832,000, $428,000 and $471,000 for 2000, 1999 and 1998, respectively.

                              DAOU SYSTEMS, INC.

10. CONTINGENCIES

   On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs and they filed a second amended consolidated class action complaint on January 21, 2000. The new complaint realleges the same theory of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. Claims are pleaded under both the Securities Act of 1933, as amended, (relating to the Company's initial public offering) and section 10b of the 1934 Securities Exchange Act. The complaint was brought on behalf of a purported class of investors who purchased the Company's Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. As with their Federal court counterparts, they do not allege specific damage amounts. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss that was filed on February 22, 2000 in the federal litigation. That motion was heard on February 20, 2001 and the court took the matter under submission. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations or financial condition.

   The Company is party to various claims and legal actions arising in the normal course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse affect on the Company's business, results of operations or financial condition; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company's results of operations in any period.

11. DISCLOSURE OF SEGMENT INFORMATION

   DAOU Systems, Inc. provides applications consulting and implementation, traditional network services, remote help desk and related technology support services, and integrates legacy systems with emerging technologies, such as wireless and other portable computing solutions for the U.S. healthcare industry. On February 6, 2001, DAOU Systems, Inc. announced that it had consolidated its five subsidiary operating companies into two operating divisions: Application Services and Technology Services. The Application Services division combines the Company's IT Consulting and Managed Care Implementation and Application Implementation groups. The Technology Services division is the combination of the Company's Communication Infrastructure, Integration Services, Outsourcing, and Internet and Electronic Commerce (formerly known as Enosus formed in February 2000). Prior to the consolidation in 2001, the Company operated each of the divisions as a separate segment.

   The Application Services division provides clients with strategic consulting (eHealth, mHealth, HIPAA, and application selection), software implementation, project management, and support services, including staff augmentation. Additionally, this division assists clients by recruiting strategic skill sets for their critical long term needs. The Technology Services division provides clients with solutions in key areas, including network infrastructure (servers, data and voice networks, and security), web development and integration projects, help desk solutions (remote or on-site) and network management.

                              DAOU SYSTEMS, INC.

   The Company's service offerings are segmented into the following operating divisions and service lines:

 Application Services

  . IT consulting and managed care implementation--installs and integrates managed care applications, and manages IT systems, and develops business plans and solves problems for managed care organizations.

  . Application implementation--supplies hospitals and other healthcare organizations with temporary, certified consultants who are capable of installing and servicing approximately 90% of the most common healthcare software applications.

 Technology Services

  . Communications infrastructure--focuses on the IT infrastructure in healthcare enterprises, primarily IDNs, hospitals, academic medical centers and medical groups, provides networking, voice, video and data solutions and desktop services.

  . Integration services--focuses on integration of the customers information systems within government healthcare with existing or new infrastructure that allow healthcare organizations to share and access data housed across multiple platforms and environments.

  . Outsourcing--performs a full range of IT outsourcing services including co-source or outsource of call centers, help desks, desktop support, server management, network management, voice management and complete IT department outsourcing.

  . Internet and electronic commerce--provides Internet professional services and solutions to healthcare organizations executing an eBusiness strategy.

   The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. The Company manages segment reporting at a gross margin level. Selling, general and administrative expenses, and fixed assets are managed at the corporate level separately from the segments and, therefore, are not separately allocated to the segments. The Company's segments are managed on an integrated basis in order to serve clients by assembling multi-disciplinary teams, which provide comprehensive services across its principal services.

                               DAOU SYSTEMS, INC.

                          Application Services Division            Technology Service Division
                          ----------------------------- -------------------------------------------------
                          IT Consulting                 Application                             Internet
                           and Managed                  Development                               and
                               Care       Application       and     Communication              Electronic
                          Implementation Implementation Integration Infrastructure Outsourcing  Commerce   Total
                          -------------- -------------- ----------- -------------- ----------- ---------- --------
2000
Total revenues..........     $ 8,318        $13,851       $10,074      $10,397       $20,438     $ 670    $ 63,748
Cost of services........       6,446         11,189         6,999        9,382        17,377     1,388      52,781
                             -------        -------       -------      -------       -------     -----    --------
 Gross profit...........     $ 1,872        $ 2,662       $ 3,075      $ 1,015       $ 3,061     $(718)     10,967
                             =======        =======       =======      =======       =======     =====
Gross profit percent....          23%            19%           31%          10 %          15%     (107)%
Sales and marketing.....                                                                                     5,744
General and
 administrative.........                                                                                    17,973
Restructuring charges...                                                                                     2,133
                                                                                                          --------
Loss from operations....                                                                                  $(14,883)
                                                                                                          --------

1999
Total revenues..........     $11,353        $30,938       $14,166      $23,493       $23,450     $ --     $103,400
Cost of services........       6,713         17,135         8,831       24,854        18,394       --       75,927
                             -------        -------       -------      -------       -------     -----    --------
 Gross profit...........     $ 4,640        $13,803       $ 5,335      $(1,361)      $ 5,056     $ --       27,473
                             =======        =======       =======      =======       =======     =====    ========
Gross profit percent....          41%            45%           38%          (6)%          22%        0 %
Sales and marketing.....                                                                                    10,398
General and
 administrative.........                                                                                    25,071
                                                                                                          --------
Loss from operations....                                                                                  $ (7,996)
                                                                                                          --------

1998
Total revenues..........     $11,161        $20,612       $12,897      $44,248       $15,866     $ --     $104,784
Cost of services........       6,880         11,500         7,328       39,415        12,898       --       78,021
                             -------        -------       -------      -------       -------     -----    --------
 Gross profit...........     $ 4,281        $ 9,112       $ 5,569      $ 4,833       $ 2,968     $ --       26,763
                             =======        =======       =======      =======       =======     =====
Gross profit percent....          38%            44%           43%          11 %          19%        0 %
Sales and marketing.....                                                                                    12,203
General and
 administrative.........                                                                                    18,456
Merger related
 expenses...............                                                                                     2,825
                                                                                                          --------
Income from operations..                                                                                  $ (6,721)
                                                                                                          ========

12. QUARTERLY FINANCIAL DATA (Unaudited)

                                                Quarter Ended
                                ----------------------------------------------
                                March 31, June 30,  September 30, December 31,
                                --------- --------  ------------- ------------
2000
Net revenue....................  $17,575  $16,127      $15,341      $14,705
Gross margin...................    1,619    3,082        2,082        4,184
Net loss available to common
 stockholders..................   (4,650)  (3,595)      (4,104)      (6,672)
  Basic and diluted net loss
   available to common
   stockholders per common
   share.......................  $ (0.26) $ (0.20)     $ (0.23)     $ (0.38)
1999
Net revenue....................  $27,323  $27,051      $25,382      $23,644
Gross margin...................    5,503    7,934        7,681        6,355
Net income (loss) available to
 common stockholders...........   (1,668)      60          625       (8,303)
  Basic and diluted net income
   (loss) available to common
   stock-holders per common
   share.......................  $ (0.09) $  0.00      $  0.04      $ (0.47)

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

         Col. A            Col. B          Col. C           Col. D     Col. E
         ------          ---------- --------------------- ---------- ----------
                                          Additions
                                    ---------------------
                                               Charged to
                         Balance at Charged to   Other               Balance at
                         Beginning  Costs and  Accounts--              End of
      Description        of Period   Expenses   Describe  Write-offs   Period
      -----------        ---------- ---------- ---------- ---------- ----------
Year Ended December 31,
 2000:
  Allowance for doubtful
   accounts.............   $1,868     $  402      $ --      $1,132     $1,138
Year Ended December 31,
 1999:
  Allowance for doubtful
   accounts.............   $  956     $1,643      $ --      $  731     $1,868
Year Ended December 31,
 1998:
  Allowance for doubtful
   accounts.............   $  312     $  644      $ --      $  --      $  956

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

                                   Part III

Item 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

   The information required by this item will be included under the captions entitled "Elections of Directors" and "Information Concerning Directors and Executive Officers" in the Company's Proxy Statement and is incorporated herein by reference.

Item 11: Executive Compensation.

   The information required by this item will be included under the caption entitled "Executive Compensation" in the Company's Proxy Statement and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

   The information required by this item will be included under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

   The information required by this item will be included under the caption entitled "Certain Relationships and Related Transactions " in the Company's Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 14: Exhibits, Financial Statement Schedules, and reports on Form 8-K

   (a) The following are filed as part of this Report.

    (1) Consolidated balance sheets of the Registrant as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000.

      (2) Schedule II--Valuation and Qualifying Accounts.

   (b) Reports on Form 8-K.

    (1) Current reports on Form 8-K, filed on October 2, 2000, reporting press release of new Chief Financial Officer and retention of strategic consulting firm.

   (c) Exhibits.

  Exhibit
   Number                               Description
  -------                               -----------
  2.1       Agreement and Plan of Merger by and between the Registrant and each of its former subsidiaries, dated December 31, 2000

  3.1(1)    Amended and Restated Certificate of Incorporation of the
             Registrant.

  3.2(1)    Bylaws of the Registrant.

  4.1       Reference is made to Exhibits 3.1 and 3.2.

  4.2(1)    Specimen stock certificate.

  4.3(4)    Certificate of Designations of the Registrant, as filed with the
             Secretary of State of the State of Delaware on July 23, 1999.

  4.4(4)    Registration Rights Agreement, dated as of July 26, 1999, by and between the Registrant, Galen Partners III, L.P., a Delaware limited partnership ("Galen III"), Galen Partners
             International III, L.P., a Delaware limited partnership ("Galen
             International"), and Galen Employee Fund III, L.P., a Delaware
             limited partnership ("Galen Employee Fund").

  4.5(5)    Registration Rights Agreement, dated as of November 9, 2000, by and between the Registrant, Galen Partners III, L.P., a Delaware limited partnership ("Galen III"), Galen Partners International
             III, L.P., a Delaware limited partnership ("Galen International"), and Galen Employee Fund III, L.P., a Delaware limited partnership
             ("Galen Employee Fund").

  4.7(5)    Form of Warrant

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

 10.6(1)    Sublease Agreement, dated as of March 1, 1996, by and between the
             Registrant and Adobe Systems Incorporated.

 10.7(+)(1) Information Management Agreement, dated as of April 1, 1996, by and between the Registrant and Candler Health System.

 10.8(+)(1) Principal Agreement, dated as of June 18, 1996, by and between the
             Registrant and Catholic Medical Center of Brooklyn & Queens, Inc.

 10.9(+)(1) Principal Agreement, dated as of June 29, 1995, by and between the
             Registrant and Mercy Health Services.

   Exhibit
   Number                                Description
   -------                               -----------

 10.10(+)(1) Master Agreement, dated as of June 4, 1996, by and between the
              Registrant and Atlantic Health System.

 10.11(1)    Form of Master Services Agreement.

 10.12(*)(2) Information Management Agreement, dated as of January 1, 1999, by and between the Registrant and Saint Mary's Health Network.

 10.15(3)    Loan and Security Agreement, dated as of June 29, 1999, by and among the Registrant, DAOU-Sentient, Inc., DAOU-RHI, Inc., DAOU-
              TMI, Inc., DAOU-Synexus, Inc. and HCFP Funding, Inc.

 10.16(3)    Revolving Credit Note, dated as of June 29, 1999, issued to HCFP
              Funding, Inc. by the Registrant, DAOU-Sentient, Inc., DAOU-RHI,
              Inc., DAOU-TMI, Inc. and DAOU-Synexus, Inc.

 10.17(4)    Voting Agreement, dated as of July 26, 1999, by and among the
              Registrant, Daniel J. Daou, Georges J. Daou, Galen III, Galen
              International and Galen Employee Fund.

 10.18(4)    Series A Preferred Stock Purchase Agreement, dated as of July 26,
              1999, by and among the Registrant, Galen III, Galen International and Galen Employee Fund.

 10.19(5)    Investment Agreement, dated November 9, 2000, by and among the
              Registrant, Galen III, Galen International and Galen Employee
              Fund.

 10.20(5)    Separation and General Release, dated November 11, 2000 by and between the Registrant and Larry D. Grandia.

 10.21(6)    Daou Systems, Inc., Employee Stock Purchase Plan.

 10.22       Employment Agreement dated November 9, 2000, by and between the
              Registrant and James T. Roberto.

 23.1        Consent of Ernst & Young LLP, independent auditors.

 24          Power of Attorney (included on the signature page to this report).

- --------
(+) Confidential treatment has been granted with respect to certain portions of this exhibit.

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

(5) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on November 15, 2000.

(6) Incorporated by reference to the similarly described exhibit included with the Registrant's Registration Statement on Form S-8, File No. 333-52704.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Date: March 28, 2001

                                          DAOU SYSTEMS, INC.

                                                  /s/ James T. Roberto
                                          By: _________________________________
                                                      James T. Roberto
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James T. Roberto and Neil R. Cassidy, jointly and severally, as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Georges J. Daou            Chairman of the Board         March 28, 2001
____________________________________
          Georges J. Daou

      /s/ James T. Roberto           President and Chief           March 28, 2001
____________________________________  Executive Officer and
          James T. Roberto            Director
                                      (Principal Executive
                                      Officer)

      /s/ Neil R. Cassidy            Executive Vice President,     March 28, 2001
____________________________________  Chief Financial Officer and
          Neil R. Cassidy             Secretary (Principal
                                      Financial and Accounting
                                      Officer)

       /s/ David W. Jahns            Director                      March 28, 2001
____________________________________
           David W. Jahns

 /s/ Kevin M. Fickenscher, M.D.      Director                      March 28, 2001
____________________________________
     Kevin M. Fickenscher, M.D.

      /s/ Larry D. Grandia           Director                      March 28, 2001
____________________________________
          Larry D. Grandia