Form 10-K/A
period 2000-12-31
DAOU SYSTEMS INC
filed 2001-04-30
CIK 1003989

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-K/A-1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

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

Part III

Item 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Information concerning the Company's current executive officers and directors is set forth below.

Name                                    Age  Position
----                                    ---  --------
Georges J. Daou (1).................    40   Chairman of the Board
James T. Roberto (1)................    59   Chief Executive Officer, President
                                             and Director
Neil R. Cassidy.....................    36   Executive Vice President, Chief
                                             Financial Officer and Secretary
Stephen M. Casey....................    41   President of Technology Services
Vincent K. Roach....................    56   President of Application Services
                                             and Director
Eric S. Ringwall....................    36   Chief Technology Officer
Kevin M. Fickenscher (2), (4), (5)..    50   Director
David W. Jahns (3), (4), (5)........    35   Director

___________

(1) Class I director, term expires at 2001 annual meeting of stockholders.
(2) Class II director, term expires at 2003 annual meeting of stockholders.
(3) Class III director, term expires at 2002 annual meeting of stockholders.
(4) Member of the Audit Committee.
(5) Member of the Compensation Committee.

     Mr. Daou, a founder of the Company, has served as Chairman of the Board since the Company's inception in 1987 and as Chief Executive Officer from the Company's inception in 1987 until June 1999. Since September 1999, Mr. Daou has served as Chairman of the Board of eAssist.com, which specializes in Internet based customer support and demand creation services with headquarters in San Diego, California. Mr. Daou sits on the boards of various healthcare and community organizations, including the College of Healthcare Management Executives and the Healthcare Information Managers Association. He holds a B.S. in Electrical Engineering and an M.S. in Information and Communication Theory from the University of California, San Diego.

     Mr. Roberto has served as a Director, President and Chief Executive Officer since November 2000. From November 1998 to October 2000, he served as a professional consultant to several healthcare information technology companies, focusing on strategic planning, funding, due diligence and turnaround management initiatives. From 1993 to 1998, Mr. Roberto served as the Chief Executive Officer of Prompt Associates, a high-technology hospital billing review and analysis firm, where he successfully executed a turnaround and restructuring of the company. Prompt was acquired by Concentra Managed Care in late 1996, and Mr. Roberto continued as Prompt's CEO and served as a member of Concentra's mergers and acquisition team for the next two years. Mr. Roberto holds a B.S. with honors in Finance and a Master of Business Administration from The Pennsylvania State University.

     Mr. Cassidy has served as Executive Vice President, Chief Financial Officer and Secretary since October 2000. From November 1997 to October 2000, Mr. Cassidy served as Vice President of Field Administrative Services. From June 1996 to October 1997, he was Vice President of Finance. From May 1992 to May 1996, Mr. Cassidy was Director of Finance. Mr. Cassidy holds a B.A. in Business Economics from the University of California at Santa Barbara.

     Mr. Casey has served as President of the Company's Technology Services Division since January 2001. Mr. Casey served as Senior Vice President of Integration from January 1999 to December 2000, as President, Chief Executive Officer and a Director of DAOU-Sentient, Inc., a former wholly-owned subsidiary of the Company, from April 1998 to December 2000, and as President and Chief Executive Officer of Enosus, Inc., a former wholly-owned subsidiary of the Company, from February 2000 to December 2000. Prior thereto, from August 1993 to March 1998, Mr. Casey was President of Sentient Systems, Inc., a technical services firm for the healthcare industry that the Company acquired in March 1998. Mr. Casey holds a B.S. in Business Administration from the University of Maryland University College, and is currently enrolled in the M.B.A. program at the Wharton School of Business at the University of Pennsylvania.

     Mr. Roach has served as President of the Company's Application Services Division, since January 2001, and as President of DAOU-TMI, Inc., a former wholly-owned subsidiary of the Company, from June 1998 to December 2000. From December 1983 to June 1998, Mr. Roach was President of Technology Management, Inc., a management consulting and applications implementation firm that the Company acquired in June 1998. He holds a B.A. from Wabash College.

     Mr. Ringwall has served as Chief Technology Officer of the Company since January 1999. He also has served as Executive Vice President and Chief Operating Officer of Enosus, Inc., a former wholly-owned subsidiary of the Company from February 2000 to December 2000. From January 1997 to January 1999, Mr. Ringwall was Vice President of Technology Services; from January 1996 to January 1997 he served as Vice President of Strategic Network Services; and from January 1995 to January 1996 he served as Director of Consulting Services. Mr. Ringwall holds a Bachelor of Arts from Cornell University and a Masters of Science from the Naval Postgraduate School.

     Dr. Fickenscher has been a Director of the Company since March 1999. Dr. Fickenscher is Senior Vice President of WebMD Corporation, a publicly traded transaction based company that provides connectivity services for the health care industry. Prior to joining WebMD Corporation in February 2000, he served as the Senior Vice President and Chief Medical Officer at Catholic Healthcare West, a regional, integrated healthcare system since April 1997. From April 1994 to April 1997, he was Senior Vice President and Chief Medical Officer at Aurora Health Care, a regional, vertically integrated healthcare system. Dr. Fickenscher holds a B.A. in Psychology at the University of North Dakota, and an M.D. from the University of North Dakota School of Medicine. He obtained his residency in Family Practice through Montefiore Hospital and Medical Center and the University of North Dakota.

     Mr. Jahns has been a Director of the Company since October 1995. Mr. Jahns joined Galen Associates, a venture capital investment firm, in January 1993, and has served as Vice President since January 1994. He also serves as General Partner of Galen Partners III, L.P. and Galen Partners International III, L.P. Mr. Jahns currently serves on the board of directors of various private healthcare services and technology companies. He holds a B.A. in Political Science and Economics from Colgate University and an M.B.A. from the J.L. Kellogg Graduate School of Business.

Section 16(a) Beneficial Ownership reporting Compliance

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

     To the Company's knowledge, based solely on conversations with the Company's officers and directors and a review of such reports filed with the SEC, the Company is unaware of any instances of noncompliance or late compliance with filings during Fiscal 2000 by its directors, officers or 10 percent stockholders, with the exception of the following: Messrs. Ringwall and Roach, each of whom filed a late Form 3 upon being named executive officers of the Company; Messrs. Ringwall, Hinshaw, Casey, Jaffe, Jahns, Moragne, Fickenscher, Bollinger, Zielazinski, Georges Daou and Daniel Daou, each of whom did not file a Form 4 in connection with transactions requiring such filing; and Messrs. Larry Grandia and Donald Myll each of whom did not file a Form 5 upon leaving the employment of the Company.


Item 11:  Executive Compensation.

Director Compensation

     In November 2000, the Company elected to begin compensating outside directors $1,000 for each board of directors or committee meeting attended in person and $500 for participation on conference calls. Prior to November 2000, directors of the Company had not historically received cash for services that they provided as directors or as committee members. As consideration for serving on the Board, the Company granted to each of the following outside directors (at the time of grant) options to purchase shares of Common Stock, in each case vesting over three years from the date of issuance: Mr. Daou (8,000 options granted in 1999); Dr. Fickenscher (18,000 options, 8,000 of which were granted in 1999); and Mr. Jahns (29,045 options, 8,000 of which were granted in 1999). There were no options granted to outside directors in 2000. The Company may elect to change the cash compensation amounts or grant additional options to directors in the future.

Executive Compensation

     The following table shows for the three (3) years ended December 31, 2000 the cash and other compensation awarded to, earned by or paid to the following individuals (collectively, the "Named Executive Officers"):

     (i) each of the individuals who served as Chief Executive Officer during Fiscal 2000;

     (ii) each of the four most highly compensated executive officers (other than the Chief Executive Officers) who were serving as executive officers at the end of Fiscal 2000; and

     (iii) the two individuals that would have been included in the table but for the fact that they were not serving as an executive officer of the Company at the end of Fiscal 2000.

                          Summary Compensation Table

                                                                                                  Long Term
                                                                                                 Compensation
                                                                                            ---------------------
                                                                                                   Awards
                                                                    Annual Compensation     ---------------------
                                                                --------------------------  Securities Underlying     All Other
Name and Principal Position                             Year       Salary          Bonus        Options/SARs        Compensation
-------------------------------------------------     -------  --------------   ----------  ----------------------  ----------------
James T. Roberto                                        2000    $    41,538      $       -         1,500,000        $       -
  Chief Executive Officer and President
   and Director (1)

Larry D. Grandia                                        2000        226,610         34,660                 -          236,164 (2)(3)
  Former Chief Executive Officer and                    1999        122,962        100,000           550,000                -
  President and former Director (2)

Vincent K. Roach                                        2000        460,000        472,867                 -                -
    Senior Vice President of Consulting Services        1999        460,000        983,500                 -                -
                                                        1998        249,167        362,546            60,000                -

Stephen M. Casey                                        2000        170,000         46,263            70,000                -
     President of Technology Services                   1999        170,000         81,543                 -                -
                                                        1998        127,500        142,114            60,000                -

Eric S. Ringwall                                        2000        178,365         25,631            70,000                -
    Chief Technology Officer                            1999        131,019         12,023            25,000                -

Neil R. Cassidy                                         2000        134,053         12,350           150,000                -
    Executive Vice President, Chief Financial
    Officer and Secretary (4)

D. Parker Hinshaw                                       2000        304,800 (5)     11,016            70,000                -
  Former Senior Vice President (5)                      1999        177,872         35,717                 -                -
                                                        1998        162,504        202,000            42,354                -

Darryl J. Bollinger                                     2000        291,158 (6)          -                 -                -
    Former Senior Vice President of Application         1999        175,000         78,015                 -                -
    Implementation Services (6)                         1998        119,175              -            40,000                -

______________



(1) Mr. Roberto was appointed Chief Executive Officer and President of the Company on November 9, 2000.

(2) Mr. Grandia resigned as Chief Executive Officer and President of the Company effective November 11, 2000. As part of his separation agreement, the Company released Mr. Grandia from his obligation to repay principal and interest of $205,880 from a loan payable to the Company and transferred ownership of an automobile valued at $24,889. Mr. Grandia resigned as a Director on April 18, 2001.

(3)  Includes $5,395 of contributions made by the Company under its 401(k) plan.

(4) Mr. Cassidy was appointed Executive Vice President, Chief Financial Officer and Secretary on October 2, 2000.

(5) Mr. Hinshaw resigned as Senior Vice President effective June 30, 2000. As part of his separation agreement, the Company paid Mr. Parker $175,000.

(6) Mr. Bollinger resigned as Senior Vice President of Application Implementation Services of the Company effective March 15, 2000. As part of his separation agreement, the Company paid Mr. Bollinger $255,000.

1996 Stock Option Plan

     The 1996 Stock Option Plan (the "1996 Option Plan") provides for the grant of ISOs to employees and nonstatutory stock options to employees, directors and consultants. A total of 5,000,000 shares of Common Stock have been reserved for issuance under the 1996 Option Plan, under which options to purchase 3,020,995 shares of Common Stock were outstanding as of April 20, 2001. On May 25, 2000, stockholders approved an amendment to the 1996 Option Plan to increase the number of shares reserved for issuance thereunder to from 4,000,000 to 5,000,000 shares of Common Stock. The number of shares of Common Stock underlying options issued under the 1996 Option Plan cannot exceed twenty-five percent (25%) of the number of the Company's outstanding shares of Common Stock at the end of the immediately preceding fiscal quarter.

     A committee (the "Option Committee") consisting solely of outside directors within the meaning of Section 162(m) of the Internal Revenue Code is currently responsible for administering the 1996 Option Plan and determining the exercise price of options granted thereunder to executive officers of the Company. The Option Committee has delegated to David W. Jahns, a member of the Board of Directors, and to James T. Roberto, the Company's President, Chief Executive Officer and Director, the administration of the 1996 Option Plan with respect to employees (except for executive officers) and consultants (except for directors).

     Options granted under the 1996 Option Plan typically vest over three or five year periods. The exercise price of ISOs must be at least equal to the fair market value of the Common Stock on the date of grant. In addition, the exercise price of any stock option granted to an optionee who owns stock representing more than 10% of the voting power of all classes of stock of the Company must equal at least 110% of the fair market value of the Common Stock on the date of grant. The exercise price may be paid in such consideration as determined by the Board. No individual may receive options to purchase more than a total of 150,000 shares of Common Stock under the 1996 Option Plan during any year. With respect to any participant who owns stock representing more than 10% of the voting power of all classes of stock of the Company, the term of the option is limited to five years or less. The term for all other options may not exceed ten years.

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

Mr. James T. Roberto was granted 1,000,000 options under the 1996 Stock Option Plan on December 1, 2000, pursuant to an employment agreement. The options vest over a three year period and provide that, in the event of a "change in control", including the dissolution or liquidation of the Company or a merger of the Company with or into another corporation, Mr. Roberto will be entitled to exercise up to 100% of the shares of Common Stock underlying his unvested options immediately prior to the consummation of such "change in control" event.


                       Option Grants in Last Fiscal Year

     The following table sets forth information concerning stock options awarded to each of the Named Executive Officers during Fiscal 2000. Except for options to purchase 500,000 shares of Common Stock granted to James T. Roberto on December 1, 2000, all such options were awarded under the 1996 Option Plan.

                                                        Individual Grants
                         -----------------------------------------------------------
                            Number       Percent of                                     Potential Realizable Value at
                              of            Total                                       Assumed Annual Rates of Stock
                          Securities       Options                                                  Price
                            Under-        Granted to                                     Appreciation for Option Term(3)
                                                                                       ----------------------------------
                             lying        Employees       Exercise
                            Options          in            Price
                            Granted      Fiscal 2000      ($/SH)       Expiration
Name                          (#)            (1)            (2)           Date              5%($)              10%($)
---------------------    ------------  ---------------  -----------   --------------   ----------------   ---------------
James T. Roberto           1,500,000         72%           $ 0.50        12/1/10           $ 471,671        $ 1,195,307

Stephen M. Casey              70,000          3%           $ 4.75        3/13/10           $ 209,107        $   529,919

Eric S. Ringwall              70,000          3%           $ 4.75        3/13/10           $ 209,107        $   529,919

Neil R. Cassidy              150,000          7%           $ 0.50        12/1/10           $  47,167        $   119,531

_________________________
*    Less than one percent.

(1)  Percentages include options to purchase 1,051,500 shares of Common Stock.

(2) The exercise price is to be paid in cash, by surrendering shares of Common Stock held by optionee for more than 12 months, or in any combination of such consideration or such other consideration and method of payment permitted under applicable law. The exercise price equaled the fair market value on the date of grant.

(3) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance that the actual stock price appreciation over the ten-year option term will be at the assumed 5% or 10% levels or at any other defined level.

     The following table sets forth certain information regarding options to purchase shares of Common Stock held as of December 31, 2000 by each of the Named Executive Officers.


                                                                   Number of Securities             Value of Unexercised
                                                                  Underlying Unexercised                In-the-Money
                            Shares                                      Options at                       Options at
                          Acquired on           Value               December 31, 2000              December 31, 2000 (1)
Name                     Exercise (#)        Realized ($)      (Exercisable/Unexercisable)      (Exercisable/Unexercisable)
---------------------    -------------      -------------     ----------------------------     ----------------------------
James T. Roberto              -                   -                    0 / 1,500,000                      $0 / $46,500
Neil R. Cassidy               -                   -                  25,319 / 176,207                     $0 / $4,650
Eric S. Ringwall              -                   -                  54,419 / 79,802                         $0 / $0
Vincent K. Roach              -                   -                  24,000 / 60,000                         $0 / $0
Stephen M. Casey              -                   -                  24,000 / 130,000                        $0 / $0

______________

(1) Calculated by determining the difference between the closing bid price of the Common Stock underlying the option as quoted on the Nasdaq National Market System on December 29, 2000 at $0.531 per share and the exercise price of the option.

                     REPORT OF THE COMPENSATION COMMITTEE
                           ON EXECUTIVE COMPENSATION

     The Compensation Committee makes recommendations to the Board regarding compensation of the Company's officers and directors and oversees the administration of the Company's employee stock option plans and stock purchase plans, if any. All decisions of the Compensation Committee relating to compensation of the Company's executive officers are reviewed and approved by the entire Board.

Compensation Policy

     The Company's executive compensation policy is designed to establish an appropriate relationship between executive pay and the Company's annual performance, its long-term growth objectives and its ability to attract and retain qualified executive officers. The Compensation Committee attempts to achieve these goals by integrating on an individualized basis competitive annual base salaries with stock options through the Company's stock option plan and otherwise. The Compensation Committee believes that cash compensation in the form of salary and bonus provides the Company's executives with short term rewards for success in operations, and that long term compensation through the award of stock options better coordinates the objectives of management with those of the stockholders with respect to the long term performance and success of the Company. The Compensation Committee generally takes into consideration a variety of subjective and objective factors in determining the compensation packages for executive officers, including how compensation compares to that paid by competing companies and the responsibilities and performance by each executive and the Company as a whole. In making its determinations, the Compensation Committee attempts to address the unique challenges which are present in the industry in which the Company competes against a number of public and private companies with respect to attracting and retaining executives and other key employees.

     The Compensation Committee has relied heavily on the equity/option position of executives and key employees as an important mechanism to retain and motivate executives and key employees while at the same time aligning their interests with those of the stockholders generally. The Compensation Committee believes that option grants are instrumental in motivating employees to meet the Company's future goals.

Base Salary

     The base salary of the Company's executive officers is set at an amount which the Compensation Committee believes is competitive with the salaries paid to the executive officers of other companies of comparable size in similar industries. In evaluating salaries, the Compensation Committee utilizes publicly available information and surveys of the compensation practices of information technology companies. The Compensation Committee also relies on information provided by the Company's Human Resources Department and its knowledge of local pay practices. Furthermore, the Compensation

Committee considers the executives' performance of their job responsibilities and the overall financial performance of the Company. The Compensation Committee recognized the revenues and earnings generated by the Company during its fiscal year ended December 31, 1999 when establishing the salaries for Fiscal 2000.

Bonuses

     Each of the Company's executive officers is eligible to receive bonus compensation according to varying performance standards. During Fiscal 2000, the Compensation Committee determined the bonus compensation based on the achievement of certain quarterly revenue and profit targets. See "--Summary Compensation Table".

Stock Option Grants

     The Company provides its executive officers with long-term incentives through stock option grants of stock options. An initial grant of options is made at the time an executive is hired and the Compensation Committee considers periodically additional grants based on the performance of both the individual executives and the Company as a whole. The Compensation Committee takes into account the executive's position and level of responsibility, existing stock and unvested option holdings and the potential reward if the stock price appreciates
in the public market.   The exercise price of all options is equal to the
closing market price of the Common Stock on the date of grant and the options generally vest over a five-year period. The 1996 Option Plan currently qualifies for exclusion under Section 162(m) of the Internal Revenue Code.

Compensation of Chief Executive Officers

     Larry D. Grandia served as the Chief Executive Officer and President until November 9, 2000, on which date James T. Roberto became the Company's Chief Executive Officer and President. Messrs. Grandia and Roberto were compensated pursuant to the same general criteria. In setting compensation levels for the Chief Executive Officer, the Compensation Committee reviews competitive information reflecting compensation practices for similar technology companies and examines the Chief Executive Officer's performance relative to the Company's overall financial results. The Compensation Committee also considers the Chief Executive Officer's achievements against the same pre-established objectives and determines whether the Chief Executive Officer's base salary, target bonus and target total compensation approximate the competitive range of compensation for chief executive officer positions in the information technology industry.

     In Fiscal 2000, Larry D. Grandia received $226,610 in salary. Mr. Grandia was paid a $34,660 annual bonus in fiscal 2000. No options to purchase stock were granted to Mr. Grandia in fiscal 2000.

     In Fiscal 2000, James T. Roberto received $41,538 in salary. No bonus was paid to Mr. Roberto in Fiscal 2000. Mr. Roberto also received a grant of options to purchase 1,000,000 shares of Common Stock pursuant to the 1996 Option Plan. In addition, Mr. Roberto received a grant to purchase 500,000 shares of Common Stock outside of the

1996 Option Plan. All of the Options granted outside of the Plan will be non-qualified/non-statutory options. The exercise price for the Options will be the closing price per share of the Company's Common Stock on the date of grant.

Compensation Arrangements Generally

     Overall, the Compensation Committee believes that the compensation arrangements for the Company's executives serve the long-term interests of the Company and its stockholders and that, in particular, equity/option positions are an important factor in attracting and retaining key executives. The Compensation Committee intends to continue to review and analyze its policies in light of the performance and development of the Company and the environment in which it competes for executives and to retain outside compensation consultants from time to time to assist the Compensation Committee in such review and analysis.

                                           Compensation Committee:

                                           David W. Jahns
                                           Kevin M. Fickenscher


April 23, 2001

     The foregoing reports of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference the Proxy Statement into any filing under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

                       [PERFORMANCE GRAPH APPEARS HERE]

          COMPARE CUMULATIVE TOTAL RETURN AMONG DAOU SYSTEMS, INC.,
                   NASDAQ MARKET INDEX AND PEER GROUP INDEX



                              2/13/97   3/31/97   6/30/97   9/30/97   12/31/97
                           ---------------------------------------------------
DAOU Systems, Inc.           $ 100.00  $  75.00  $ 177.78  $ 347.22  $  347.22

NASDAQ Computer and Data
 Processing Index            $ 100.00     86.50    110.88    121.29     114.51


NASDAQ Market Index U.S.
 Companies                   $ 100.00     89.13    105.47    123.30     115.43




                            3/31/98   6/30/98    9/30/98   12/31/98   3/31/99
                           -----------------------------------------------------
DAOU Systems, Inc.          $ 217.33  $ 254.22   $  63.89  $  68.44   $  65.28

NASDAQ Computer and Data
 Processing Index             151.29    167.58      157.23    204.28    246.39

NASDAQ Market Index U.S.
 Companies                    135.10    138.81      125.25    162.76    182.53



                            6/30/99   9/30/99   12/31/99   3/31/00   6/30/00
                          ---------------------------------------------------
DAOU Systems, Inc.         $  63.89  $  59.72  $   34.03  $  38.89  $  18.76

NASDAQ Computer and Data
 Processing Index            256.31    266.90     449.01    443.55    362.06

NASDAQ Market Index U.S.
 Companies                   199.68    204.65     302.46    339.50    295.18

                             9/29/00  12/29/00
                           --------------------
DAOU Systems, Inc.         $  11.11  $    5.90

NASDAQ Computer and Data
  Processing Index           334.87     206.63


NASDAQ Market Index U.S.
 Companies                   271.60     181.84



    The above graph assumes that $100.00 was invested in the Common Stock and in each index on February 13, 1997, the effective date of the Company's initial Companies public offering. The data used for the Nasdaq returns calculations was obtained from the Center for Research and Security Prices "CRSP" Total Return Indexes for the Nasdaq Stock Market. Although the Company has not declared a dividend on its Common Stock, the total return for each index assumes the reinvestment of dividends. Stockholder returns over the period presented should not be considered indicative of future returns. Pursuant to regulations of the SEC, the graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall it be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of the Common Stock as of April 20, 2001 by:

 . each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock;

 . each director of the Company;

 . the Company's Chief Executive Officer;

 . the other Named Executive Officers; and

 . all directors and executive officers of the Company as a group.

     Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investing power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable community property laws, and their address is 5120 Shoreham Place, San Diego, California 92122.


                                                                         Shares Beneficially
                                                                               Owned (1)
                                                                     ------------------------------
Name and Address of Beneficial Owner (1)                               Number              Percent
----------------------------------------------------------------     ----------           ---------
Galen Partners III, L.P. (2)....................................      5,908,768             24.9%

Wellington Management  Company LLP (3)..........................      1,601,000              9.0

Georges J. Daou (4) (5).........................................      1,023,711              5.7
    Chairman of the Board

Vincent K. Roach (6)............................................        676,250              3.8
    President of Application Services Division

James T. Roberto (8)............................................        293,398              1.6
    Chief Executive Officer and Director

Larry D. Grandia (7)............................................        214,677              1.2
    Former Chief Executive Officer and Former Director

Stephen M. Casey (9)............................................        104,550               *
    President of Technology Services Division

Eric S. Ringwall (10)...........................................         97,573               *
    Chief Technology Officer

Neil R. Cassidy (13)............................................         34,209               *
    Executive Vice President, Chief Financial Officer
    and Secretary

David W. Jahns (11).............................................         23,232               *
    Director

Kevin M. Fickenscher (12).......................................          8,267               *
    Director

All directors and executive officers as a group (14)............      2,261,190             12.4
    (8 persons)

*    Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants exercisable within 60 days of April 20, 2001 are deemed outstanding for computing the percentage of the person or entity holding such options but are not deemed outstanding for computing the percentage of any other person.

(2) Includes 2,181,818 Series A convertible preferred shares of which 1,993,234 shares are held by Galen Partners III, L.P., 180,422 shares are held by Galen Partners International III L.P., and 8,162 shares are held by Galen Employee Fund III, L.P., issuable upon conversion of Series A preferred stock. Also includes accumulated dividends of 186,950 Series A convertible preferred shared issuable upon conversion of Series A preferred stock and warrants to purchase 3,540,000 shares of common stock at $.01 per share. Mr. Jahns is a General Partner of Galen Partners III, L.P.

(3) Data based on information contained in a Schedule 13G/A filed with the SEC on February 13, 2001 on behalf of Wellington Management Company ("WMC"). The address of WMC is 75 State Street, Boston Mass. 02109. WMC may be deemed to beneficially own 1,601,000 shares of Common Stock. WMC has neither sole voting power nor sole dispositive power over these shares of Common Stock.

(4) These shares are owned by the Georges J. Daou Trust dated May 2, 1996 of which Georges J. Daou is trustee.

(5) Includes 1,600 shares issuable under stock options exercisable within 60 days of April 20, 2001.

(6) Includes 24,000 shares issuable under stock options exercisable within 60 days of April 20, 2001.

(7) Consists of 214,677 shares issuable under stock options exercisable within 60 days of April 20, 2001.

(8) Includes 249,998 shares issuable under stock options exercisable within 60 days of April 20, 2001.

(9) Includes 50,000 shares issuable under stock options exercisable within 60 days of April 20, 2001.

(10) Includes 79,802 shares issuable under stock options exercisable within 60 days of April 20, 2001.

(11) Includes 22,645 shares issuable under stock options exercisable within 60 days of April 20, 2001.

(12) Includes 8,267 shares issuable under stock options exercisable within 60 days of April 20, 2001.

(13) Includes 30,385 shares issuable under stock options exercisable within 60 days of April 20, 2001.

(14) Includes 466,697 shares issuable under stock options held by directors and executive officers exercisable within 60 days of April 20, 2001.


Employment Agreements

     James T. Roberto. Effective November 9, 2000, the Company entered into an
     ----------------
employment agreement with James T. Roberto for service as the Company's President and Chief Executive Officer. Under the agreement, Mr. Roberto will receive:

     .    an annual base salary of $360,000;

     . a quarterly bonus at the discretion of the Board and in an amount to be determined by the Board, in accordance with the Company's Incentive Compensation Plan;

     . a grant of options to purchase 1,500,000 shares of Common Stock at an exercise price equal to the fair market value per share on the date of grant; provided that, if a "change in control" of the Company occurs, then, in most cases, 100% of the unvested stock options would vest immediately;

     Stephen M. Casey.  Effective March 30, 1998, the Company entered into an
     ----------------
employment agreement with Stephen M. Casey, the President of the Company's Technology Services Division. Under the agreement, Mr. Casey will receive:

     .    an annual base salary of $130,000;

     . a bonus of $60,000 payable according to the Company's customary payroll practices;

     .    up to $20,000 per quarter in bonus compensation; and

     . a grant of options to purchase 60,000 shares of Common Stock at an exercise price equal to the fair market value per share on the date of grant.


     Vincent K. Roach.  Effective June 16, 1998, the Company entered into an
     ----------------
employment agreement with Vincent K. Roach, the President of the Company's Application Services Division. Under the agreement, Mr. Roach will receive:

     .    an annual base salary of $100,000;

     . a monthly draw equal to $30,000 and a settlement paid annually equal to (i) 40% of the aggregate of (a) 15% of all billings submitted by the Company to its clients for which Mr. Roach was designated account manager, (b) 25% of all billings submitted by the Company to its clients for which Mr. Roach was designated engagement manager, and (c) 60% of all billings submitted by the Company to its clients for services performed directly by Mr. Roach; plus (ii) 10% of the operating profits (before taxes) of DAOU-TMI, Inc.; less (iii) the monthly draws paid to Mr. Roach during the previous fiscal year; and

     . a grant of options to purchase 60,000 shares of Common Stock at an exercise price equal to the fair market value per share on the date of grant.


Separation and Release Agreements

     Larry D. Grandia.  Effective November 11, 2000, the Company entered into a
     ----------------
separation and release agreement with Larry D. Grandia, its former Chief Executive Officer and President. Under the agreement:

     . Mr. Grandia was released from his obligation to repay principal and interest on a $200,000 loan paid to Mr. Grandia on March 27, 2000 in connection with his employment agreement;

     . Mr. Grandia received title to the 1999 Infinity Q45 automobile utilized during his employment with the Company. The automobile had a book value of $24,889 on the date of his termination; and

     . after the Separation Date and during any period in which Mr. Grandia serves on DAOU's Board of Directors, Mr. Grandia will continue vesting any Non-Statutory Options covered by the 1996 Stock Option Plan.

     Donald R. Myll.  Effective October 31, 2000, the Company entered into a
     --------------
separation and release agreement with Donald R. Myll, its former Executive Vice President, Chief Financial

Officer and Secretary. Under the agreement, Mr. Myll received a payment in the amount of $50,000.

     D. Parker Hinshaw.  Effective June 30, 2000, the Company entered into a
     -----------------
separation and release agreement with Parker Hinshaw, its former Executive Vice President. Under the agreement, Mr. Hinshaw received a payment in the amount of $175,000.

     Darryl J. Bollinger.   Effective March 15, 2000 the Company entered into a
     -------------------
separation and release agreement with Darryl J. Bollinger, its former Senior Vice President of Application Implementation Services. Under the agreement, Mr. Bollinger received a payment in the amount of $255,000.


Retention and Severance Agreements

     Stephen M. Casey.  Effective March 1, 2000, the Company entered into a
     ----------------
retention and severance agreement with Stephen M. Casey, the President of the Technology Services Division. Under the agreement, Mr. Casey is entitled to receive:

     . Upon the consummation of a change in control transaction, a retention bonus in the amount of $275,000; and

     . If, within 2 years of the consummation of a change in control, Mr. Casey is terminated without cause or resigns with good reason, a severance payment in the amount of $550,000.


     Eric S. Ringwall. Effective March 1, 2000, the Company entered into a
     ----------------
retention and severance agreement with Eric S. Ringwall, its Chief Technology Officer. Under the agreement, Mr. Ringwall is entitled to receive:

     . Upon the consummation of a change in control transaction, a retention bonus in the amount of $275,000;

     . If, within 2 years of the consummation of a change in control, Mr. Ringwall is terminated without cause or resigns with good reason, a severance payment in the amount of $550,000; and

     . Gross-up payments equal to the amount of taxes payable by Mr. Ringwall in connection with the above retention bonus and severance payment.

Item 13:  Certain Relationships and Related Transactions

Agreement with eAssist.com

     In 1999 the Company provided implementation services to eAssist.com, a company in which Georges Daou is the Chairman of the Board. Revenues related to these contracts totaled approximately $1,567,000 during Fiscal 1999. There are no ongoing contracts with eAssist.com.

     All future transactions, including any loans from the Company to its officers, directors, principal stockholders or affiliates, will be approved by a majority of the Board, including a majoriy of the disinterested members of the Board or, if required by law, a majority of disinterested stockholders, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Signatures

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Date: April 23, 2001


                                         DAOU SYSTEMS, INC.


                                         By: /s/ Neil R. Cassidy
                                         -----------------------
                                         Neil R. Cassidy
                                         Executive Vice President, Chief
                                         Financial Officer and Secretary

     In accordance with the Securities Exchange Act of 1934, this form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                          TITLE                                                            DATE
---------------------------------------------------------------------------------------------------------------------
           *                       Chairman of the Board                                            April 23, 2001
--------------------------
Georges J. Daou


           *                       President and Chief Executive Officer and Director               April 23, 2001
--------------------------
James T. Roberto                   (Principal Executive Officer)



 /s/ Neil R. Cassidy               Executive Vice President, Chief Financial Officer                April 23, 2001
--------------------------
Neil R. Cassidy                    and Secretary (Principal Financial and Accounting Officer)


           *                       Director                                                         April 23, 2001
--------------------------
David W. Jahns


           *                       Director                                                         April 23, 2001
--------------------------
Kevin M. Fickenscher, M.D.


*    By: /s/ Neil R. Cassidy                      April 23, 2001
        ---------------------------------------
         Neil R. Cassidy, Attorney-in-Fact