Form 10-Q
period 2001-03-31
DAOU SYSTEMS INC
filed 2001-05-15
CIK 1003989

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:   Yes  X    No    ______
                                         ---

The number of shares of Registrant's Common Stock, par value $.001 per share,
outstanding as of May 5, 2001:    16,838,523

                               DAOU SYSTEMS, INC.




                               Index to Form 10-Q




PART I.                                    FINANCIAL INFORMATION                                    Page
                                                                                                   ------
Item 1.      Condensed Financial Statements                                                               2

             Condensed Balance Sheets at March 31, 2001 (unaudited) and
             December 31, 2000                                                                            2

             Condensed Statements of Operations (unaudited) for the three months ended March
             31, 2001 and 2000                                                                            3

             Condensed Statements of Cash Flows (unaudited) for the three months ended March
             31, 2001 and 2000                                                                            4

             Notes to Condensed Financial Statements                                                      5

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                   9

Item 3.      Quantitative and Qualitative Disclosure about Market Risk                                   12

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                                           13
Item 6.      Exhibits and Reports on Form 8-K                                                            13

             SIGNATURES                                                                                  14

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

                               DAOU Systems, Inc.
                            Condensed Balance Sheets
                   (In thousands, except for per share data)

                                                                                    March 31,          December 31,
                                                                                      2001                 2000
                                                                                   -------------------------------
                                                                                   (unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                           $ 10,857             $ 10,504
 Short-term investments, available-for-sale                                                49                   82
 Accounts receivable, net of allowance for doubtful accounts of $1,091
  and $1,138 at March 31, 2001 and December 31, 2000, respectively                     11,189               11,900

 Contract work in progress                                                                932                  665
 Other current assets                                                                     375                  558
                                                                                     -----------------------------
Total current assets                                                                   23,402               23,709

Equipment, furniture and fixtures, net                                                  1,962                2,565
Other assets                                                                              116                  163
                                                                                     -----------------------------
Total Assets                                                                         $ 25,480             $ 26,437
                                                                                     =============================

Liabilities and Stockholders' Equity
Current liabilities:
 Trade accounts payable and other accrued liabilities                                $  2,884             $  3,288
 Accrued salaries and benefits                                                          2,230                2,273
 Current portion of severance payable                                                     210                  210
                                                                                     -----------------------------
Total current liabilities                                                               5,324                5,771

Long-term liabilities                                                                     256                  306

Commitments and contingencies


Stockholders' equity:
  Convertible preferred stock, $.001 par value.  Authorized 3,520 shares; issued and outstanding 2,182 shares at March 31, 2001 and
   December 31, 2000                                                                        2                    2


 Common stock, $.001 par value.  Authorized shares 50,000 shares; issued and outstanding 17,831 shares at March 31, 2001 and December 31, 2000
                                                                                           18                   18

 Additional paid-in capital                                                            51,809               51,614
 Accumulated other comprehensive loss                                                     (82)                 (49)
 Accumulated deficit                                                                  (31,847)             (31,225)
                                                                                     -----------------------------
Total stockholders' equity                                                             19,900               20,360
                                                                                     -----------------------------
Total Liabilities and Stockholders' Equity                                           $ 25,480             $ 26,437
                                                                                     =============================

See accompanying notes to the condensed financial statements.

                               DAOU Systems, Inc.
                       Condensed Statements of Operations
                   (In thousands, except for per share data)
                                  (unaudited)


                                                                               Three Months Ended March 31,
                                                                              2001                     2000
                                                                             -------                  -------
Revenues                                                                     $12,760                  $17,575
Cost of revenues                                                               9,424                   15,956
                                                                             -------                  -------
Gross profit                                                                   3,336                    1,619

Operating expenses:
 Sales and marketing                                                             926                    1,790
 General and administrative                                                    2,915                    4,464
                                                                             -------                  -------
                                                                               3,841                    6,254
                                                                             -------                  -------

Loss from operations                                                            (505)                  (4,635)
Interest income, net                                                             139                      169
                                                                             -------                  -------

Loss before income taxes                                                        (366)                  (4,466)
Provision for income taxes                                                       (61)                       -
                                                                             -------                  -------
Net loss                                                                        (427)                  (4,466)

Accrued dividends on preferred stock                                            (195)                    (184)
                                                                             -------                  -------
Net loss available to common stockholders                                    $  (622)                 $(4,650)
                                                                             =======                  =======

Basic and diluted net loss available to common stockholders
 per common share                                                             $(0.03)                 $ (0.26)
                                                                             =======                  =======

Shares used in computing basic and diluted net loss available
 to common stockholders per share                                             17,831                   17,712
                                                                             =======                  =======


See accompanying notes to the condensed financial statements.

                               DAOU Systems, Inc.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                  (unaudited)


                                                                            Three Months Ended March 31,
                                                                          2001                        2000
                                                                        -------                     -------
Operating activities
Net loss                                                                $  (427)                    $(4,466)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                             364                         637
    Provision for uncollectible accounts                                    367                          75
    Loss on retirement of fixed assets                                      315                           -
  Changes in operating assets and liabilities:
     Accounts receivable                                                    344                       4,980
     Contract work in process                                              (267)                       (927)
     Other current assets                                                   183                        (612)
     Accounts payable and accrued liabilities                              (404)                     (1,679)
     Accrued salaries and benefits                                          (43)                       (542)
     Other accounts                                                         (50)                         19
                                                                        -------                     -------
Net cash provided by (used in) operating activities                         382                      (2,515)

Investing Activities:
Purchases of equipment, furniture and fixtures, net                         (76)                       (407)
Changes in other assets                                                      47                          84
                                                                        -------                     -------
Net cash used in investing activities                                       (29)                       (323)

Increase (decrease) in cash and cash equivalents                            353                      (2,838)
Cash and cash equivalents at beginning of period                         10,504                      15,480
                                                                        -------                     -------
Cash and cash equivalents at end of period                              $10,857                     $12,642
                                                                        =======                     =======

See accompanying notes to the condensed financial statements.

DAOU SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS



1. Basis of Presentation

The unaudited condensed financial statements of DAOU Systems, Inc. ("DAOU" or the "Company") at March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position of the Company at March 31, 2001 and the results of operations for the three-month periods ended March 31, 2001 and 2000. The results of operations for the three-months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and net income or losses will continue.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financials should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 30, 2001.

The Company has two operating divisions: Application Services and Technology Services. The Application Services division provides clients with strategic consulting (eHealth, mHealth, HIPAA, and application selection), software implementation, project management, and support services, including staff augmentation. The Technology Services division provides clients with solutions in key areas, including network infrastructure (servers, data and voice networks, and security), web development and integration projects, help desk solutions (remote or on-site) and network management.


2. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in the accompanying notes of the financial statements. The actual results could differ from those estimates.


3. Lines of Credit

On June 29, 1999, the Company obtained an $8.0 million revolving line of credit, which expires June 29, 2001. The line of credit bears interest at prime plus 1% per annum and is secured by substantially all of the assets of the Company and contains customary covenants and restrictions. There are no compensating balance requirements and borrowings under the line of credit are limited to 80% of qualifying receivables. At March 31, 2001, the Company was not in compliance with certain debt covenants; however, the Company obtained a waiver from the lender through the term of the line of credit. No amounts were outstanding under this revolving line of credit as of March 31, 2001.


4. Net Loss Per Share

Net loss per share is computed in accordance with FASB Statement No. 128, EARNINGS PER SHARE. Basic net loss per share is computed using the weighted average number of common shares outstanding during each period.

Diluted net loss per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants. For the three months ended March 31, 2001 and 2000, diluted loss per share is unchanged from basic loss per share because the effects of the assumed conversion of stock options and warrants would be anti-dilutive.

The following table details the computation of basic and diluted net loss per share:

                  (In thousands, except per share information)
                                  (unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                              2001                2000
                                                                           ---------------------------
Numerator:
   Net loss available to common stockholders                               $  (622)            $(4,650)

Denominator:
   Denominator for basic net loss per share-weighted average
    common shares outstanding                                               17,831              17,712
                                                                           ---------------------------

   Denominator for diluted net loss per share-adjusted
    weighted average common shares outstanding                              17,831              17,712
                                                                           ===========================


Basic net loss per share                                                   $ (0.03)            $ (0.26)
                                                                           ===========================

Diluted net loss per share                                                 $ (0.03)            $ (0.26)
                                                                           ===========================

5. Comprehensive Loss

Comprehensive income (loss) for the three months ended March 31, 2001 and 2000 totaled $(655,000) and $(4,651,000), respectively. The difference from reported net loss arises from the unrealized gains and losses on short-term investments.


6.  Series A Preferred Stock

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate of six percent per annum, payable in the form of shares of Series A Preferred Stock. Such dividend rate shall increase an additional one-percent per annum for each successive year after the second anniversary of the purchase date. As of March 31, 2001, the Company has accrued but undeclared preferred stock dividends of approximately $1.3 million, which is payable in shares of Series A Preferred Stock.


7.   Restructuring Plan

In connection with its restructuring plan, the Company recorded restructuring charges in fiscal 2000, totaling $2,133,000. Such charges were determined in accordance with Staff Accounting Bulletin No. 100, RESTRUCTURING AND IMPAIRMENT CHARGES, and Emerging Issues Task Force No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING).

The following table summarizes the restructuring and other related charges paid in 2001 and remaining charges in accrued liabilities as of March 31, 2001.

                                                                              Restructuring Charges
                                                          --------------------------------------------------------------
                                                                  Accrued as of        Paid in Three       Accrued as of
                                                                   December 31,        Months Ended          March 31,
                                                                       2000            March 31, 2001          2001
                                                          --------------------------------------------------------------
Severance costs for involuntary employee terminations              $  388,000             $388,000  $              -
Costs related to closure and combination of facilities                918,000              315,000            603,000
                                                          --------------------------------------------------------------
                                                                   $1,306,000             $703,000           $603,000
                                                          ==============================================================


8.  Disclosure of Segment Information

For the three months ended March 31, 2001 and 2000 the Company has the following two reportable segments: Application Services division and Technology Services division.

The Application Services division provides clients with the following:

 . Strategic consulting (eHealth, mHealth, HIPAA, and application selection) . Software implementation
 . Project management
 . Support services, including staff augmentation

The Technology Services division provides clients with solutions in key areas, including:

 . Network infrastructure (servers, data and voice networks and security) . Web development and integration projects
 . Help desk solutions (remote or on-site)
 . Network management

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


                                                          Technology             Application
                                                           Services               Services               Total
                                                 ----------------------------------------------------------------
Three months ended March 31, 2001 (In 000's)
--------------------------------------------
Total revenues                                                $ 8,154                $4,606               $12,760
Cost of services                                                6,287                 3,137                 9,424
                                                 ----------------------------------------------------------------
Gross profit                                                    1,867                 1,469                 3,336
Gross profit percent                                               23%                   32%                   26%

Sales and marketing                                                                                           926
General and administrative                                                                                  2,915
                                                                                                          -------
Loss from operations                                                                                      $  (505)
                                                                                                          =======


Three months ended March 31, 2000 (In 000's)
--------------------------------------------
Total revenues                                                $11,778                $5,797               $17,575
Cost of services                                               10,279                 5,677                15,956
                                                 ----------------------------------------------------------------
Gross profit                                                    1,499                   120                 1,619
Gross profit percent                                               13%                    2%                    9%

Sales and marketing                                                                                         1,790
General and administrative                                                                                  4,464
                                                                                                          -------
Loss from operations                                                                                      $(4,635)
                                                                                                          =======

9.  Termination of Outsourcing Agreement

The Company provided on-site outsourcing services to a customer under a five-year outsourcing agreement which began January 1, 1999. On March 30, 2001, the Company entered into a termination agreement in which the outsourcing agreement terminated as of March 31, 2001. Under the termination agreement, the customer will pay the Company a transition fee of $643,000, which will be recorded in the second and third quarters of 2001, and all of the Company's on-site employees transferred to the customer effective April 1, 2001.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect" or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and entail various risks and uncertainties as those set forth herein and in the Company's other SEC filings, including those more fully set forth in the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of the Company's Forms 10-K and 10-K/A-1 for the year ended December 31, 2000 on file with the SEC, and in the Company's Proxy Statement Schedule 14A Information filed with the SEC on May 14, 2001. These risks and uncertainties could cause the Company's actual results to differ materially from those projected in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any such statements to reflect future events or developments.

Recent Events

On March 30, 2001, the Company entered into a termination agreement with Saint Mary's Health Network ("SMHN") to terminate its outsourcing contract, effective March 31, 2001. The decision to discontinue the agreement was mutual and an agreeable settlement was reached to immediately transfer the Company's on-site employees to SMHN. The settlement included a transition fee from SMHN in lieu of an extended transition period. The transition fee of $643,000 will be recognized as revenue ratably over the second and third quarters, offsetting the negative impact of discontinuing the entire contract during that period. The Company will continue to provide selected IT project support to SMHN on an ongoing basis.

On April 24, 2001, the Company received notice from The Nasdaq Stock Market that its common stock will be quoted on the OTC Bulletin Board ("OTC"), under the symbol "DAOU", effective immediately. The Company's stock previously had been quoted on the The Nasdaq National Market, but the Company was no longer in compliance with the $1 minimum bid price requirement for continued listing.

Overview

DAOU performs applications consulting and implementation, traditional network services, remote help desk and related technology support services, and integrates legacy systems with emerging technologies, such as wireless and other portable computing solutions for the U.S. healthcare industry. The Company's service offerings are segmented into two divisions: Application Services and Technology Services.

Application Services - provides clients with strategic consulting (eHealth, mHealth, HIPAA, and application selection), software implementation, project management, and support services, including staff augmentation.

Technology Services - provides clients with solutions in key areas, including network infrastructure, application development and integration projects, help desk solutions and network management.

The Company provides its professional services primarily on a "time and expense" basis, under which revenues are generally recognized as services are performed. Billings for these services occur on a semi-monthly or monthly basis. The Company also provides support and management services, for which revenues are recognized ratably over the period that these services are provided. Revenues on fixed-fee contracts are recognized using the percentage-of-completion method with progress to completion measured by labor costs incurred to date compared to total estimated labor costs. The Company's gross margin with respect to fixed-fee contracts varies significantly depending on the percentage of such services consisting of third-party products (with respect to which the Company obtains a lower margin) versus professional services provided by the Company.

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

                                                                           Three Months Ended
                                                                                March 31,
                                                                         -----------------------
                                                                          2001              2000
                                                                         -----              ----
Revenues                                                                   100%              100%
Cost of revenues                                                            74                91
                                                                         -----              ----
Gross profit                                                                26                 9
Selling, general and administrative expenses                                30                35
                                                                         -----              ----
Loss from operations                                                        (4)              (26)
Interest income, net                                                         1                 1
                                                                         -----              ----
Loss before income taxes                                                    (3)              (25)
Provision for income taxes                                                   -                 -
                                                                         -----              ----
Net loss                                                                    (3)              (25)
                                                                         =====              ====

Three Months Ended March 31, 2001 and 2000

The Company's revenues decreased 27% or $4.8 million to $12.8 million for the three months ended March 31, 2001 from $17.6 million for the three months ended March 31, 2000, primarily due to a decrease in revenue from the applications implementation services in the provider segment and network infrastructure services. In addition, the Company terminated two large unprofitable outsourcing contracts in the second quarter of 2000 and eliminated certain underperforming lines of services, including desktop computing.

On March 30, 2001 the Company entered into an agreement to terminate an outsourcing contract for its largest customer effective March 31, 2001. The termination agreement included the transition of all on-site employees to the customer and a transition fee payable to the Company in the amount of $643,000. The transition fee will be recognized ratably over the second and third quarters of 2001. Revenues related to this contract were $2.3 million for the three months ended March 31, 2001 and 2000. Services to DAOU's five largest customers accounted for 38% or $4.8 million of total revenues for the three months ended March 31, 2001.

Cost of revenues decreased 41% or $6.6 million to $9.4 million for the three months ended March 31, 2001 from $16.0 million for the three months ended March 31, 2000, primarily as a result of reductions in personnel and material costs in line with the decrease in revenues and termination of unprofitable contracts. The Company further reduced the number of employees during 2000 and in the first quarter of 2001 in connection with its restructuring plan. Total employees as of March 31, 2001, were 272 compared to 648 as of March 31, 2000. Gross profit as a percentage of revenues increased to 26% for the three months ended March 31, 2001 compared to 9% for the three months ended March 31, 2000, primarily due to an increase in the billable utilization rate and the termination of certain unprofitable outsourcing contracts.

Sales and marketing expenses decreased 50% or $0.9 million to $0.9 million for the three months ended March 31, 2001 from $1.8 million for the three months ended March 31, 2000, primarily due to a restructuring of the sales force. Sales and marketing expenses represented approximately 7% and 10% of total revenues for the three months ended March 31, 2001 and 2000, respectively.

General and administrative expenses decreased 36% or $1.6 million to $2.9 million for the three months ended March 31, 2001 from $4.5 million for the three months ended March 31, 2000, primarily due to a reduction in corporate and subsidiary personnel and related overhead expenses. The Company has reduced the on-going general and administrative costs from the same period in 2000, primarily as a result of synergies related to the integration of acquired companies, the closure of certain administrative offices and a reduction in administrative staff. General and administrative expenses represented approximately 23% and 25% of total revenues for the three months ended March 31, 2001 and 2000, respectively.

Other income, net, was $139,000 and $169,000 for the three months ended March 31, 2001 and 2000, respectively. Other income is primarily interest income on cash and cash equivalents and short-term investments.

Provision for income taxes was $61,000 for the three months ended March 31,2001 due to various states' income taxes. The provision for income taxes is based on the Company's effective tax rate. Due to the Company's operating loss and the loss carryforwards, no provision for taxes was recorded for the three months ended March 31, 2000. The Company has fully reserved for the net deferred tax assets resulting from previously recorded tax benefits.

Liquidity and Capital Resources

On March 31, 2001, the Company had working capital of $18.1 million, an increase of $200,000 from $17.9 million on December 31, 2000. For the three months ended March 31, 2001, cash provided by operating activities was $382,000 compared to cash used in operating activities of $2.5 million for the three months ended March 31, 2000. The increase resulted primarily from increased gross margin and reduced operating expenses; and decreases in accounts receivable and contract work in progress; offset by decreases in accrued salaries and benefits.

Net cash used in investing activities was $29,000 in the current period, compared to net cash used in investing activities of $323,000 in the comparable prior period, primarily due to fewer equipment purchases.

In July 1999, the Company issued 2,181,818 shares of Series A Preferred Stock. The Series A Preferred Stock accrues dividends at a six percent annual rate. Such rate will increase one percent each year after the second anniversary of the issue date of the Series A Preferred Stock. Accrued dividends payable in shares of Series A Preferred Stock was $1,253,000 as of March 31, 2001.

On June 29, 1999, the Company secured an $8.0 million revolving line of credit that expires on June 29, 2001. The line of credit bears interest at prime plus 1% per annum, is secured by substantially all of the assets of the Company and contains customary covenants and restrictions. There are no compensating balance requirements and borrowings under the line of credit are limited to 80% of qualifying receivables. At March 31, 2001, the Company was not in compliance with certain debt covenants; however, the Company obtained a waiver from the lender through the term of the line of credit. No amounts are outstanding under this revolving line of credit and there are no outstanding letters of credit as of March 31, 2001.

Although the Company has an accumulated deficit as of March 31, 2001, the Company believes that its existing cash and short term investments together with anticipated cash from operating activities will be sufficient to meet its capital requirements for the foreseeable future. The Company may draw down its credit facility, sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities or issuance of equity securities in future acquisitions would result in dilution to the Company's stockholders and the incurrence of additional debt could result in additional interest expense. However, there can be no assurance that the Company will be able to sell additional equity or debt securities or be able to obtain additional financing on terms acceptable to it, if at all.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates, primarily from its variable-rate long-term debt arrangements and, to a lessor extent, its investments in certain available-for-sale marketable securities. Under its current policies, the Company does not use interest rate derivatives instruments to manage this exposure to interest rate changes. The Company does not have the option to convert its variable-rate long-term debt arrangement to fixed-rate debt arrangements for a nominal transaction fee. At March 31, 2001, the Company had no outstanding balance on its variable-rate debt. A hypothetical 1% adverse move in the interest rates along the entire interest rate yield curve would not materially effect the fair value of the Company's financial instruments that are exposed to changes in interest rates.

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


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

 Exhibit No.      Description
 ----------       -----------

    10.1* Employment Agreement, dated October 2, 2000, by and between the Company and Neil R. Cassidy
----------------
* Filed herewith

(b) Current Reports on Form 8-K. The Registrant did not file any Current Reports on Form 8-K with the Commission during the quarter ended March 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  May 14, 2001

                                         DAOU SYSTEMS, INC.


                                         By: /s/ James T. Roberto
                                            ---------------------------------
                                           James T. Roberto
                                           President and Chief Executive
                                           Officer, Duly authorized officer


                                         By: /s/ Neil R. Cassidy
                                            --------------------------------
                                           Neil R. Cassidy
                                           Executive Vice President,
                                           Chief Financial Officer, and
                                           Secretary, Principal financial
                                           and accounting officer.

Exhibit Index

10.1*        Employment Agreement, dated October 2, 2000, by and between the
             Company and Neil R. Cassidy

*  Filed herewith