Form 10-Q
period 2001-06-30
DAOU SYSTEMS INC
filed 2001-08-14
CIK 1003989

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2001

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

The number of shares of registrant's Common Stock, par value $.001 per share, outstanding as of August 10, 2001: 17,143,164

                               DAOU SYSTEMS, INC.

                               Index to Form 10-Q

                                                                                                       Page
                                                                                                    ----------
PART I.         FINANCIAL INFORMATION

Item 1.         Condensed Financial Statements                                                          2

                Condensed Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000             2

                Condensed Statements of Operations (unaudited) for the Three Months and Six
                Months Ended June 30, 2001 and 2000                                                     3

                Condensed Statements of Cash Flows (unaudited) for the Six Months Ended June 30,
                2001 and 2000                                                                           4

                Notes to Condensed Financial Statements                                                 5

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                            10

Item 3.         Quantitative and Qualitative Disclosure about Market Risk                              14

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                                      15

Item 2.         Changes in Securities and Use of Proceeds                                              15

Item 4.         Submission of Matters to a Vote of Security Holders                                    16

Item 6.         Exhibits and Reports on Form 8-K                                                       16

                SIGNATURES                                                                             17

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

                               DAOU Systems, Inc.
                            Condensed Balance Sheets
                    (In thousands, except for per share data)

                                                                           June 30,        December 31,
                                                                             2001              2000
                                                                       ------------------------------------
                                                                          (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                 $ 13,841         $ 10,504
   Short-term investments, available-for-sale                                      82               82
   Accounts receivable, net of allowance for doubtful accounts of
     $809 and $1,138 at June 30, 2001 and December 31, 2000,
     respectively                                                               8,263           11,900
   Contract work in progress                                                      350            1,060
   Other current assets                                                           611              558
                                                                       ------------------------------------
Total current assets                                                           23,147           24,104

Equipment, furniture and fixtures, net                                          1,639            2,565
Other assets                                                                      107              163
                                                                       ------------------------------------
Total Assets                                                                 $ 24,893         $ 26,832
                                                                       ====================================

Liabilities and Stockholders' Equity
Current liabilities:
   Trade accounts payable and other accrued liabilities                      $  1,549         $  3,286
   Accrued salaries and benefits                                                3,194            2,273
   Deferred revenue                                                               782              397
   Current portion of severance payable                                           210              210
                                                                       ------------------------------------
Total current liabilities                                                       5,735            6,166

Long-term liabilities                                                             206              306

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $.001 par value.  Authorized 3,520 shares; issued and outstanding 2,182 shares at June 30, 2001 and
     December 31, 2000                                                              2                2
   Common stock, $.001 par value.  Authorized 50,000 shares; issued and outstanding 17,143 shares at June 30, 2001 and 17,831 shares
     at December 31, 2000                                                          18               18
   Additional paid-in capital                                                  53,094           51,614
   Notes receivable from stockholders                                          (1,204)              --
   Accumulated other comprehensive income                                         (49)             (49)
   Accumulated deficit                                                        (32,909)         (31,225)
                                                                       ------------------------------------
Total stockholders' equity                                                     18,952           20,360
                                                                       ------------------------------------
Total Liabilities and Stockholders' Equity                                   $ 24,893         $ 26,832
                                                                       ====================================

          See accompanying notes to the condensed financial statements.

--------------------------------------------------------------------------------

                               DAOU Systems, Inc.
                       Condensed Statements of Operations
                    (In thousands, except for per share data)
                                   (unaudited)

                                                          Three Months Ended June 30,             Six Months Ended June 30,
                                                       -----------------------------------  --------------------------------------
                                                             2001              2000               2001                2000
                                                       ----------------- -----------------  -----------------   ------------------
Revenues                                               $        10,121   $        16,127    $        22,881    $        33,702
Cost of revenues                                                 7,190            13,045             16,614             29,001
                                                       ----------------- -----------------  -----------------  -------------------
Gross profit                                                     2,931             3,082              6,267              4,701

Operating expenses:
Sales and marketing                                                724             1,651              1,650              3,441
General and administrative                                       3,198             4,178              6,113              8,642
Restructuring charges                                                -               827                  -                827
                                                       ----------------- -----------------  -----------------  -------------------
                                                                 3,922             6,656              7,763             12,910
                                                       ----------------- -----------------  -----------------  -------------------

Loss from operations                                              (991)           (3,574)            (1,496)            (8,209)
Other income, net                                                  125               164                264                333
                                                       ----------------- -----------------  -----------------  -------------------

Loss before income taxes                                          (866)           (3,410)            (1,232)            (7,876)
Provision for income taxes                                           -                 -                (61)                 -
                                                       ----------------- -----------------  -----------------  -------------------
Net loss                                                          (866)           (3,410)            (1,293)            (7,876)

Accrued dividends on preferred stock                              (196)             (185)              (391)              (369)
                                                       ----------------- -----------------  -----------------  -------------------
Net loss available to common stockholders              $        (1,062)  $        (3,595)   $        (1,684)   $        (8,245)
                                                       ================= =================  =================  ===================

Basic and diluted net loss available to common
   stockholders per common share                       $         (0.06)  $         (0.20)   $         (0.10)   $         (0.47)
                                                       ================= =================  =================  ===================

Shares used in computing basic and diluted net loss
   available to common stockholders per common share            17,198            17,713             17,512             17,712
                                                       ================= =================  =================  ===================

          See accompanying notes to the condensed financial statements.

--------------------------------------------------------------------------------

                               DAOU Systems, Inc.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                         Six Months Ended June 30,
                                                                  ----------------------------------------
                                                                        2001                  2000
                                                                  -----------------     ------------------
Operating Activities
Net loss                                                             $ (1,293)               $ (7,876)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
   Depreciation and amortization                                          709                   1,156
   Provision for uncollectible accounts                                   399                     197
   Loss on retirement of fixed assets                                     352                       -
   Changes in operating assets and liabilities:
     Accounts receivable                                                3,238                   7,023
     Contract work in process                                             710                   1,360
     Other current assets                                                 (53)                   (644)
     Accounts payable and accrued liabilities                          (1,709)                 (2,411)
     Accrued salaries and benefits                                        921                    (743)
     Deferred revenue                                                     385                       -
     Other long term liabilities                                         (100)                     (2)
                                                                     --------                --------
Net cash provided by (used in) operating activities                     3,559                  (1,940)

Investing Activities:
Purchases of equipment, furniture and fixtures, net                      (135)                   (869)
Changes in other assets                                                    56                     150
                                                                     --------                --------
Net cash used in investing activities                                     (79)                   (719)

Financing Activities:
Proceeds from issuance of common stock                                     55                       1
Purchase of treasury stock                                               (198)                      -
                                                                     --------                --------
Net cash (used in) provided by financing activities                      (143)                      1
                                                                     --------                --------
Increase (decrease) in cash and cash equivalents                        3,337                  (2,658)
Cash and cash equivalents at beginning of period                       10,504                  15,480
                                                                     --------                --------
Cash and cash equivalents at end of period                           $ 13,841                $ 12,822
                                                                     ========                ========

Supplemental Disclosure of Non-cash Activities:

Common stock issued for services                                     $     25                $      -
                                                                     ========                ========
Common stock issued for settlement                                   $      3                $      -
                                                                     ========                ========
Common stock issuable for notes receivable from
   stockholder                                                       $  1,204                $      -
                                                                     ========                ========
Accrued preferred stock dividends                                    $    391                $    391
                                                                     ========                ========

          See accompanying notes to the condensed financial statements.

--------------------------------------------------------------------------------

                               DAOU SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed financial statements of DAOU Systems, Inc. ("DAOU" or the "Company") at June 30, 2001 and for the three and six-month periods ended June 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position of the Company at June 30, 2001 and the results of operations for the three and six-month periods ended June 30, 2001 and 2000. The results of operations for the three and six-months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and net income or losses will continue.

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

The Company has two operating divisions: Application Services and Technology Services. The Application Services division provides clients with strategic consulting, software implementation, project management, and support services, including staff augmentation. The Technology Services division provides clients with solutions in key areas, including network infrastructure (servers, data and voice networks, and security), web development and integration projects, help desk solutions (remote or on-site) and network management.

Certain of the 2000 amounts have been reclassified to conform to the current presentation.

2. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in the accompanying notes of the financial statements. The actual results could differ from those estimates.

3. Lines of Credit

On June 29, 2001, the Company's $8.0 million revolving line of credit expired. No amounts were outstanding under this revolving line of credit as of June 29, 2001.

4. Net Loss Per Share

Net loss per share is computed in accordance with FASB Statement No. 128, EARNINGS PER SHARE. Basic net loss per share is computed using the weighted average number of common shares outstanding during each period. Diluted net loss per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants. For the three and six months ended June 30, 2001 and 2000, diluted loss per share is unchanged from basic loss per share because the effects of the assumed conversion of stock options and warrants would be anti-dilutive.

--------------------------------------------------------------------------------

The following table details the computation of basic and diluted net loss per share:

                  (In thousands, except per share information)
                                   (unaudited)

                                                                Three Months Ended                 Six Months Ended
                                                                     June 30,                          June 30,
                                                           --------------------------          ---------------------------
                                                               2001           2000               2001           2000
                                                           -----------     ----------          ---------      ---------
Numerator:
   Net loss available to common stockholders               $    (1,062)    $   (3,595)         $  (1,684)     $  (8,245)
                                                           ===========     ==========          =========      =========
Denominator:
   Denominator for basic net loss per share - weighted
     average common shares outstanding                          17,198         17,713             17,512         17,712
                                                           -----------     ----------          ---------      ---------
   Denominator for diluted net loss per share - adjusted
     weighted average common shares outstanding                 17,198         17,713             17,512         17,712
                                                           ===========     ==========          =========      =========

Basic net loss per share                                   $      (.06)    $    (0.20)         $    (.10)     $   (0.47)
                                                           ===========     ==========          =========      =========

Diluted net loss per share                                 $      (.06)    $    (0.20)         $    (.10)     $   (0.47)
                                                           ===========     ==========          =========      =========

5. Comprehensive Loss

Comprehensive loss for the three months ended June 30, 2001 and 2000 totaled $(1,029,000) and $(3,598,000), respectively. Comprehensive loss for the six months ended June 30, 2001 and 2000 totaled $(1,684,000) and $(8,249,000), respectively. The difference from reported net loss arises from the unrealized gains and losses on short-term investments.

6. Stockholders Equity

Treasury Stock

On April 25, 2001, the Company re-purchased 992,111 shares of the Company's common stock from the former Chairman of the Board of the Company at a price equal to $.20 per share for a total purchase price of $198,000. The Company holds these shares in treasury as of June 30, 2001.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan ("ESPP"), employees are allowed to purchase the Company's common stock at six-month intervals. Employees pay the lower of 85% of the fair market value of the common stock at the beginning of the measurement period or 85% of the fair market value of the common stock at the end of the measurement period. On June 30, 2001, the Company recorded the issuance of 205,714 shares of common stock under the ESPP with proceeds of $55,000. On June 30, 2001, 1,176,061 shares remained reserved for issuance under the ESPP.

7. Related Party Transactions

On June 1, 2001, the Company agreed to sell 1,500,000, 150,000 and 2,500,000 shares of restricted common stock at the June 1, 2001 closing price of $.29 per share to Messers. James T. Roberto, Neil R. Cassidy and Vincent K. Roach, respectively, of the Company in exchange for full-recourse notes receivable that accrue interest at a rate of 6.75% and which are due on May 31, 2006. As part of the agreement, 1,710,000 options to purchase common stock previously granted to these executive officers were cancelled.

--------------------------------------------------------------------------------

8. Series A Preferred Stock

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate of six percent per annum, payable in the form of shares of Series A Preferred Stock. Such dividend rate shall increase an additional one-percent per annum for each successive year after the second anniversary of the purchase date. As of June 30, 2001, the Company has accrued but undeclared preferred stock dividends of $1,450,000, which is payable in shares of Series A Preferred Stock.

9. Restructuring Plan

The Company recorded restructuring charges in 2000, totaling $2,133,000 in connection with its restructuring plans. Such charges were determined in accordance with Staff Accounting Bulletin No. 100, RESTRUCTURING AND IMPAIRMENT CHARGES, and Emerging Issues Task Force No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING).

The following table summarizes the restructuring and other related charges paid in 2001 and remaining charges in accrued liabilities as of June 30, 2001.

                                                                              Restructuring Charges
                                                              ------------------------------------------------------
                                                              Accrued as of      Paid in Six           Accrued as of
                                                              December 31,       Months Ended          June 30,
                                                              2000               June 30, 2001         2001
                                                              ----------------   -------------------   -----------------
Severance costs for involuntary employee terminations            $  388,000           $  388,000           $        -
Costs related to closure and combination of facilities              918,000              387,000              531,000
                                                              ----------------   -------------------   -----------------
                                                                 $1,306,000           $  775,000           $  531,000
                                                              ================   ===================   =================

10. Disclosure of Segment Information

For the three and six months ended June 30, 2001, the Company has the following two reportable segments: Application Services division and Technology Services division.

Application Services - provides clients with strategic consulting, software implementation, project management, and support services, including staff augmentation.

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

Segment disclosures for the three and six months ended June 30, 2000 were restated to correspond to the 2001 reportable segment disclosures for comparative purposes.

--------------------------------------------------------------------------------

                                                            Technology        Application
                                                             Services          Services            Total
                                                         ------------------------------------------------------
Three months ended June 30, 2001
--------------------------------
Total revenues                                           $      5,776      $      4,345       $      10,121
Cost of services                                                3,915             3,275               7,190
                                                         ------------------------------------------------------
Gross profit                                                    1,861             1,070               2,931
Gross profit percent                                              32%               25%                 29%

Sales and marketing                                                                                     724
General and administrative                                                                            3,198
Restructuring charges                                                                                     -
                                                                                              -----------------
Loss from operations                                                                          $        (991)
                                                                                              =================

Three months ended June 30, 2000
--------------------------------
Total revenues                                           $     10,655      $      5,472       $      16,127
Cost of services                                                9,052             3,993              13,045
                                                         ------------------------------------------------------
Gross profit                                                    1,603             1,479               3,082
Gross profit percent                                              15%               27%                 19%

Sales and marketing                                                                                   1,651
General and administrative                                                                            4,178
Restructuring charges                                                                                   827
                                                                                              -----------------
Loss from operations                                                                          $      (3,574)
                                                                                              =================

                                                            Technology        Application
                                                             Services          Services            Total
                                                         ------------------------------------------------------

Six months ended June 30, 2001
------------------------------
Total revenues                                           $     13,930      $      8,951       $      22,881
Cost of services                                               10,202             6,412              16,614
                                                         ------------------------------------------------------
Gross profit                                                    3,728             2,539               6,267
Gross profit percent                                              27%               28%                 27%

Sales and marketing                                                                                   1,650
General and administrative                                                                            6,113
Restructuring charges                                                                                     -
                                                                                              -----------------
Loss from operations                                                                          $      (1,496)
                                                                                              =================

Six months ended June 30, 2000
------------------------------
Total revenues                                           $     22,432      $     11,270       $      33,702
Cost of services                                               19,330             9,671              29,001
                                                         ------------------------------------------------------
Gross profit                                                    3,102             1,599               4,701
Gross profit percent                                              14%               14%                 14%

Sales and marketing                                                                                   3,441
General and administrative                                                                            8,642
Restructuring charges                                                                                   827
                                                                                              -----------------
Loss from operations                                                                          $      (8,209)
                                                                                              =================

--------------------------------------------------------------------------------

11. Termination of Outsourcing Agreement

The Company provided on-site outsourcing services to a customer under a five-year outsourcing agreement which began January 1, 1999. On March 30, 2001, the Company entered into a termination agreement in which the outsourcing agreement terminated as of March 31, 2001. Under the termination agreement, all of the Company's on-site employees transferred to the customer effective April 1, 2001 and the customer paid the Company a transition fee of $643,000. For the three months ended June 30, 2001 the Company recorded $386,000 of the transition fee as revenue.

12. Contingencies

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs. They filed an amended consolidated complaint on February 24, 1999 and a second amended consolidated compliant on January 21, 2000. The new complaint realleges the same theory of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. These complaints were brought on behalf of a purported class of investors in the Company's Common Stock and do not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss, which was filed on February 22, 2000 in the federal litigation. That motion was heard on February 20, 2001 and the court took the matter under submission. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

--------------------------------------------------------------------------------

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

Recent Events

On June 1, 2001, the Company agreed to sell 1,500,000, 150,000 and 2,500,000 shares of restricted common stock at the June 1, 2001 closing price of $.29 per share to Messers. James T. Roberto, Neil R. Cassidy and Vincent K. Roach, respectively, of the Company in exchange for full-recourse notes receivable that accrue interest at a rate of 6.75% and which are due on May 31, 2006. As part of the agreement, 1,710,000 options to purchase common stock previously granted to these executive officers were cancelled.

The Company provided on-site outsourcing services to a customer under a five-year outsourcing agreement which began January 1, 1999. On March 30, 2001, the Company entered into a termination agreement in which the outsourcing agreement terminated as of March 31, 2001. Under the termination agreement, all of the Company's on-site employees transferred to the customer effective April 1, 2001 and the customer paid the Company a transition fee of $643,000. For the three months ended June 30, 2001 the Company recorded $386,000 of the transition fee as revenue.

On April 24, 2001, the Company received notice from The Nasdaq Stock Market that the Company's common stock would be traded and quoted on the OTC Bulletin Board ("OTC"), under the symbol DAOU, effective immediately. The Company's common stock previously had been quoted on The Nasdaq National Market, but the Company was no longer in compliance with the $1 minimum bid price requirement for continued listing.

Overview

DAOU is one of the top 50 healthcare information technology (IT) companies in the United States. DAOU's services include applications consulting and implementation, traditional network services, remote help desk and related technology support services, and integrates legacy systems with emerging technologies, such as wireless and other portable computing solutions for the U.S. healthcare industry. The Company's service offerings are segmented into two divisions: Application Services and Technology Services.

Application Services - provides clients with strategic consulting, software implementation, project management and support services, including staff augmentation.

Technology Services - provides clients with solutions in key areas, including network infrastructure, application development and integration projects, help desk solutions and network management.

The Company provides its professional services primarily on a "time and expense" basis, under which revenues are generally recognized as services are performed. Billings for these services occur on a semi-monthly or monthly basis. The Company also provides support and management services, for which revenues are recognized ratably

--------------------------------------------------------------------------------
over the period that these services are provided. Revenues on fixed-fee contracts are recognized using the percentage-of-completion method with progress to completion measured by labor costs incurred to date compared to total estimated labor costs. The Company's gross margin with respect to fixed-fee contracts varies significantly depending on the percentage of such services consisting of third-party products (with respect to which the Company obtains a lower margin) versus professional services provided by the Company.

Payments received in advance of services performed are recorded as deferred revenues. Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition. The resulting revenues recognized in excess of amounts billed and project costs are included in contract work in progress on the Company's balance sheet.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net revenues.

                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                               ----------------------------------  ---------------------------------
                                                    2001             2000                2001             2000
                                               --------------- ------------------  ----------------- ---------------
Revenues                                            100 %            100 %               100 %            100 %
Cost of revenues                                     71               81                  73               86
                                               --------------- ------------------  ----------------- ---------------
Gross profit                                         29               19                  27               14
Selling, general and administrative expenses         39               36                  34               36
Restructuring charges                                 -                5                   -                2
                                               --------------- ------------------  ----------------- ---------------
Loss from operations                                (10)             (22)                 (7)             (24)
Other income, net                                     1                1                   1                1
                                               --------------- ------------------  ----------------- ---------------
Loss before income taxes                             (9)             (21)                 (6)             (23)
Provision for income taxes                            -                -                   -                -
                                               --------------- ------------------  ----------------- ---------------
Net Loss                                             (9)%            (21)%                (6)%            (23)%
                                               =============== ==================  ================= ===============


Three Months Ended June 30, 2001 and 2000

The Company's revenues decreased 37% or $6.0 million to $10.1 million for the three months ended June 30, 2001 from $16.1 million for the three months ended June 30, 2000, primarily due to the termination of a large outsourcing contract. In addition, the Company terminated two large unprofitable outsourcing contracts in the Technology Services division in the second quarter of 2000 and eliminated certain underperforming lines of services.

The Company provided on-site outsourcing services to a customer under a five-year outsourcing agreement which began January 1, 1999. On March 30, 2001, the Company entered into a termination agreement in which the outsourcing agreement terminated as of March 31, 2001. Under the termination agreement, all of the Company's on-site employees transferred to the customer effective April 1, 2001 and the customer paid the Company a transition fee of $643,000. For the three months ended June 30, 2001 the Company recorded $386,000 of the transition fee as revenue. Revenues related to this contract were $386,000 and $2.2 million for the three months ended June 30, 2001 and 2000, respectively.

Services to DAOU's five largest customers accounted for 30% or $3.1 million of total revenues for the three months ended June 30, 2001.

Cost of revenues decreased 45% or $5.9 million to $7.1 million for the three months ended June 30, 2001 from $13.0 million for the three months ended June 30, 2000, primarily as a result of reductions in personnel and material costs in line with the decrease in revenues, the termination of the Company's largest outsourcing contract in the first quarter of 2001 and the termination of unprofitable contracts in 2000. The Company further reduced the number of

--------------------------------------------------------------------------------
employees during the first quarter of 2001 in connection with its restructuring plan. Total employees as of June 30, 2001 were 247 compared to 524 as of June 30, 2000. Gross profit as a percentage of revenues increased to 29% for the three months ended June 30, 2001 compared to 19% for the three months ended June 30, 2000, primarily due to an increase in billable utilization and the termination of certain unprofitable outsourcing contracts.

Sales and marketing expenses decreased 56% or $927,000 to $724,000 for the three months ended June 30, 2001 from $1.7 million for the three months ended June 30, 2000, primarily due to a restructuring of the sales force and a reduction in marketing expenses related to the Company's merger of its Enosus operating subsidiary with the Technology Services division in January 2001. Sales and marketing expenses represented approximately 7% and 10% of total revenues for the three months ended June 30, 2001 and 2000, respectively.

General and administrative expenses decreased 23% or $1.0 million to $3.2 million for the three months ended June 30, 2001 from $4.2 million for the three months ended June 30, 2000, primarily due to a reduction in corporate and subsidiary personnel and related overhead expenses. The Company reduced the on-going general and administrative costs from the same period in 2000, primarily as a result of synergies related to the integration of acquired companies, the closure of certain administrative offices, a reduction in administrative staff and other cost control measures. General and administrative expenses represented approximately 32% and 26% of total revenues for the three months ended June 30, 2001 and 2000, respectively.

Other income, net, was $125,000 and $164,000 for the three months ended June 30, 2001 and 2000, respectively. Other income is primarily interest income on cash and cash equivalents and short-term investments.

The provision for income taxes is based on the Company's effective tax rate. Due to the Company's operating loss and the loss carryforwards, no provision for taxes was recorded for the three months ended June 30, 2001 and 2000. The Company has fully reserved for the net deferred tax assets resulting from previously recorded tax benefits.

Six Months Ended June 30, 2001 and 2000

The Company's revenues decreased 32% or $10.8 million to $22.9 million for the six months ended June 30, 2001 from $33.7 million for the six months ended June 30, 2000, primarily due to the termination of a large outsourcing contract. In addition, the Company terminated two large unprofitable outsourcing contracts in the Technology Services division in the second quarter of 2000 and eliminated certain underperforming lines of services.

The Company provided on-site outsourcing services to a customer under a five-year outsourcing agreement which began January 1, 1999. On March 30, 2001, the Company entered into a termination agreement in which the outsourcing agreement terminated as of March 31, 2001. Under the termination agreement, all of the Company's on-site employees transferred to the customer effective April 1, 2001 and the customer paid the Company a transition fee of $643,000. For the period ended June 30, 2001 the Company recorded $386,000 of the transition fee as revenue. Revenues related to this contract were $2.7 million and $4.7 million for the six months ended June 30, 2001 and 2000, respectively.

Services to DAOU's five largest customers accounted for 35% or $7.9 million of total revenues for the six months ended June 30, 2001.

Cost of revenues decreased 43% or $12.4 million to $16.6 million for the six months ended June 30, 2001 from $29.0 million for the six months ended June 30, 2000, primarily as a result of reductions in personnel and material costs in line with the decrease in revenues and the termination of unprofitable contracts. The Company further reduced the number of employees in the first quarter of 2001 in connection with its restructuring plan. Total employees as of June 30, 2001 were 247 compared to 524 as of June 30, 2000. Gross profit as a percentage of revenues increased to 27% for the six months ended June 30, 2001 compared to 14% for the six months ended June 30, 2000, primarily due to an increase in billable utilization and the termination of certain unprofitable outsourcing contracts.

Sales and marketing expenses decreased 52% or $1.7 million to $1.7 million for the six months ended June 30, 2001 from $3.4 million for the six months ended June 30, 2000, primarily due to a restructuring of the sales force and a reduction in marketing expenses related to the Company's merger of its Enosus operating subsidiary with the

--------------------------------------------------------------------------------

Technology Services division in January 2001. Sales and marketing expenses represented approximately 7% and 10% of total revenues for the six months ended June 30, 2001 and 2000, respectively.

General and administrative expenses decreased 29% or $2.5 million to $6.1 million for the six months ended June 30, 2001 from $8.6 million for the six months ended June 30, 2000, primarily due to a reduction in corporate and subsidiary personnel and related overhead expenses. The Company reduced the on-going general and administrative costs from the same period in 2000, primarily as a result of synergies related to the integration of acquired companies, the closure of certain administrative offices, a reduction in administrative staff and other cost saving measures. General and administrative expenses represented approximately 27% and 26% of total revenues for the six months ended June 30, 2001 and 2000, respectively.

Other income, net, was $264,000 and $333,000 for the six months ended June 30, 2001 and 2000, respectively. Other income is primarily interest income on cash and cash equivalents and short-term investments.

Provision for income taxes was $61,000 for the six months ended June 30, 2001 due to various states' income taxes. The provision for income taxes is based on the Company's effective tax rate. Due to the Company's operating loss and the loss carryforwards, no provision for taxes was recorded for the six months ended June 30, 2000. The Company has fully reserved for the net deferred tax assets resulting from previously recorded tax benefits.

Liquidity and Capital Resources

On June 30, 2001, the Company had working capital of $17.4 million, a decrease of $500,000 from $17.9 million on December 31, 2000. For the six months ended June 30, 2001, cash provided by operating activities was $3.6 million compared to cash used in operating activities of $1.9 million for the six months ended June 30, 2000. The increase resulted primarily from increased gross margin and reduced operating expenses; and decreases in accounts receivable and contract work in progress; offset by decreases in accrued salaries and benefits.

Net cash used in investing activities was $79,000 for the six months ended June 30, 2001, compared to net cash used in investing activities of $719,000 in the comparable prior period, primarily due to fewer equipment purchases.

In July 1999, the Company issued 2,181,818 shares of Series A Preferred Stock. The Series A Preferred Stock accrues dividends at a six percent annual rate. Such rate will increase one percent each year after the second anniversary of the issue date of the Series A Preferred Stock. Accrued dividends payable in shares of Series A Preferred Stock was $1,450,000 as of June 30, 2001.

On June 29, 2001, the Company's $8.0 million revolving line of credit expired. No amounts were outstanding under this revolving line of credit as of June 29, 2001.

Although the Company has an accumulated deficit as of June 30, 2001, the Company believes that its existing cash and short-term investments together with anticipated cash from operating activities will be sufficient to meet its capital requirements for the next twelve months. The Company may sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities or issuance of equity securities in future acquisitions would result in dilution to the Company's stockholders and the incurrence of additional debt could result in additional interest expense. However, there can be no assurance that the Company will be able to sell additional equity or debt securities or be able to obtain additional financing on terms acceptable to it, if at all.

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

--------------------------------------------------------------------------------

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates, primarily if it should enter into variable-rate long-term debt arrangements and, to a lessor extent, its investments in certain available-for-sale marketable securities. Under its current policies, the Company does not use interest rate derivative instruments to manage this exposure to interest rate changes. On June 29, 2001, the Company's $8.0 million revolving line of credit expired. No amounts were outstanding under this revolving line of credit as of June 29, 2001. A hypothetical 1% adverse move in the interest rates along the entire interest rate yield curve would not materially effect the fair value of the Company's financial instruments that are exposed to changes in interest rates.

--------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs. They filed an amended consolidated complaint on February 24, 1999 and a second amended consolidated compliant on January 21, 2000. The new complaint realleges the same theory of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. These complaints were brought on behalf of a purported class of investors in the Company's Common Stock and do not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss, which was filed on February 22, 2000 in the federal litigation. That motion was heard on February 20, 2001 and the court took the matter under submission. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

Item 2. Changes In Securities and Use of Proceeds

Treasury Stock

On April 25, 2001, the Company re-purchased 992,111 shares of the Company's common stock from the former Chairman of the Board of the Company at a price equal to $.20 per share for a total purchase price of $198,000. The Company holds these shares in treasury.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan ("ESPP"), employees are allowed to purchase the Company's common stock at six-month intervals. Employees pay the lower of 85% of the fair market value of the common stock at the beginning of the measurement period or 85% of the fair market value of the common stock at the end of the measurement period. On June 30, 2001, the Company recorded the issuance of 205,714 shares of common stock under the ESPP with proceeds of $55,000. On June 30, 2001, 1,176,061 shares remained reserved for issuance under the ESPP. The proceeds will be used for general operating expenses.

Related Party Transactions

On June 1, 2001, the Company agreed to sell 1,500,000, 150,000 and 2,500,000 shares of restricted common stock at the June 1, 2001 closing price of $.29 per share to Messers. James T. Roberto, Neil R. Cassidy and Vincent K. Roach, respectively, of the Company in exchange for full-recourse notes receivable that accrue interest at a rate of 6.75% and which are due on May 31, 2006. As part of the agreement, 1,710,000 options to purchase common stock previously granted to these executive officers were cancelled.

Miscellaneous

On May 1, 2001, in connection with the settlement of employment litigation, the Company issued 10,000 shares of common stock and 50,000 options to purchase the Company's common stock at $.31 per share. The fair market value on the date of the settlement, May 1, 2001, was $.31 per share.

On April 5, 2001, the Company issued 88,968 shares of common stock to Mr. H. Lawrence Ross for recruiting services prior to Mr. Ross' election to the Company's board of directors on June 19, 2001. The fair market value of the shares on April 5, 2001, was $.28 per share.

--------------------------------------------------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders

The Company's 2001 Annual Meeting of Stockholders was held on June 19, 2001. The following matters were voted on by the stockholders.

1.       Election of two Class 1 Directors

         James T. Roberto and H. Lawrence Ross were elected to the Board of Directors for terms expiring at the 2004 Annual Meeting of Stockholders and until their successors are duly qualified and elected. The vote was
         13.3 million in favor of Mr. Roberto and 236,000 votes withheld, and
         13.3 million in favor of Mr. Ross and 238,000 votes withheld.

2.       Ratification of Independent Auditors

         The stockholders ratified the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2001. Ernst & Young LLP has audited the Company's financial statements annually since March 1995. The vote was 13.3 million in favor, 233,000 votes against and no abstentions.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.     Description
----------      -----------
4.1             Restricted Stock Purchase Agreement, dated June 1, 2001, by and between the Company and Vincent K. Roach

4.2 Registration Rights Agreement, dated June 1, 2001, by and between the Company and Vincent K. Roach

4.3 Stock Purchase Agreement, dated April 25, 2001, by and between the Company and Georges J. Daou

10.1 Employment Agreement, dated June 1, 2001, by and between the Company and Vincent K. Roach

10.2 Secured Promissory Note, dated June 1, 2001, by and between the Company and Vincent K. Roach

10.3 Stock Pledge Agreement, dated June 1, 2001, by and between the Company and Vincent K. Roach

(b) Current Reports on Form 8-K. The Registrant did not file any Current Reports on Form 8-K with the SEC during the quarter ended June 30, 2001.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:    August 10, 2001

                                     DAOU SYSTEMS, INC.


                                     By:  /s/ James T. Roberto
                                          ----------------------------------
                                          James T. Roberto
                                          President and Chief Executive Officer,
                                          duly authorized officer


                                     By:  /s/ Neil R. Cassidy
                                          ----------------------------------
                                          Neil R. Cassidy
                                          Executive Vice President,
                                          Chief Financial Officer, and
                                          Secretary, principal financial
                                          and accounting officer

--------------------------------------------------------------------------------

Exhibit Index

4.1 Restricted Stock Purchase Agreement, dated June 1, 2001, by and between the Company and Vincent K. Roach

4.2 Registration Rights Agreement, dated June 1, 2001, by and between the Company and Vincent K. Roach

4.3 Stock Purchase Agreement, dated April 25, 2001, by and between the Company and Georges J. Daou

10.1 Employment Agreement, dated June 1, 2001, by and between the Company and Vincent K. Roach

10.2 Secured Promissory Note, dated June 1, 2001, by and between the Company and Vincent K. Roach

10.3 Stock Pledge Agreement, dated June 1, 2001, by and between the Company and Vincent K. Roach
-----------