Form 10-Q
period 2001-09-30
DAOU SYSTEMS INC
filed 2001-11-14
CIK 1003989

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes X   No
                                            ---    ---

The number of shares of registrant's Common Stock, par value $.001 per share, outstanding as of November 8, 2001: 21,293,164

                               DAOU SYSTEMS, INC.

                               Index to Form 10-Q

PART I.    FINANCIAL INFORMATION                                                                 Page
                                                                                               ----------

Item 1.    Condensed Financial Statements                                                          2

           Condensed Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000        2

           Condensed Statements of Operations (unaudited) for the Three Months and Nine
           Months Ended September 30, 2001 and 2000                                                3

           Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended
           September 30, 2001 and 2000                                                             4

           Notes to Condensed Financial Statements                                                 5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                            10

Item 3.    Quantitative and Qualitative Disclosure about Market Risk                              14

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                      15

Item 2.    Changes In Securities and Use of Proceeds                                              15

Item 6.    Exhibits and Reports on Form 8-K                                                       15

           SIGNATURES                                                                             16

--------------------------------------------------------------------------------
                                        1

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

                               DAOU Systems, Inc.
                            Condensed Balance Sheets
                    (In thousands, except for per share data)


                                                                         September 30,     December 31,

                                                                             2001              2000
                                                                       ------------------------------------
                                                                          (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                               $ 13,787          $ 10,504
   Short-term investments, available-for-sale                                    77                82
   Accounts receivable, net of allowance for doubtful accounts of
    $808 and $1,138 at September 30, 2001 and December 31, 2000,
    respectively                                                              7,725            11,900
   Contract work in progress                                                    429             1,060
   Other current assets                                                         500               558
                                                                           --------          --------
Total current assets                                                         22,518            24,104

Equipment, furniture and fixtures, net                                        1,354             2,565
Other assets                                                                     69               163
                                                                           --------          --------
Total Assets                                                               $ 23,941          $ 26,832
                                                                           ========          ========

Liabilities and Stockholders' Equity
Current liabilities:
   Trade accounts payable and other accrued liabilities                    $  1,764          $  3,286
   Accrued salaries and benefits                                              2,925             2,273
   Deferred revenue                                                             672               397
   Current portion of severance payable                                         210               210
                                                                           --------          --------
Total current liabilities                                                     5,571             6,166

Long-term liabilities                                                           156               306

Commitments and contingencies

Stockholders' equity:
   Convertible preferred stock, $.001 par value.  Authorized 3,520 shares; issued and outstanding 2,182 shares at September 30, 2001
    and December 31, 2000                                                         2                 2
   Common stock, $.001 par value.  Authorized shares 50,000 shares;
    issued and outstanding 21,293 shares at September 30, 2001 and
    17,831 shares at December 31, 2000                                           23                18
   Additional paid-in capital                                                53,399            51,614
   Notes receivable from stockholders                                        (1,282)             --
   Accumulated other comprehensive income                                       (54)              (49)
   Accumulated deficit                                                      (33,874)          (31,225)
                                                                           --------          --------
Total stockholders' equity                                                   18,214            20,360
                                                                           --------          --------
Total Liabilities and Stockholders' Equity                                 $ 23,941          $ 26,832
                                                                           ========          ========

          See accompanying notes to the condensed financial statements.



--------------------------------------------------------------------------------
                                        2

                               DAOU Systems, Inc.
                       Condensed Statements of Operations
                    (In thousands, except for per share data)
                                   (unaudited)

                                                      Three Months Ended September 30,           Nine Months Ended September 30,
                                                        2001                     2000              2001                    2000
                                                      --------                 --------          --------               --------
Revenues                                              $  9,129                 $ 15,341          $ 32,010               $ 49,043
Cost of revenues                                         7,051                   13,259            23,665                 42,260
                                                      --------                 --------          --------               --------
Gross profit                                             2,078                    2,082             8,345                  6,783

Operating expenses:
Sales and marketing                                        725                    1,390             2,375                  4,831
General and administrative                               2,235                    4,791             8,348                 13,433
Restructuring charges                                        -                        -                 -                    827
                                                      --------                 --------          --------               --------
                                                         2,960                    6,181            10,723                 19,091
                                                      --------                 --------          --------               --------

Loss from operations                                      (882)                  (4,099)           (2,378)               (12,308)
Other income, net                                          162                      184               426                    517
                                                      --------                 --------          --------               --------

Loss before income taxes                                  (720)                  (3,915)           (1,952)               (11,791)
Provision for income taxes                                  19                        -                80                      -
                                                      --------                 --------          --------               --------
Net loss                                                  (739)                  (3,915)           (2,032)               (11,791)

Accrued dividends on preferred stock                      (226)                    (189)             (618)                  (558)
                                                      --------                 --------          --------               --------
Net loss available to common stockholders             $   (965)                $ (4,104)         $ (2,650)              $(12,349)
                                                      ========                 ========          ========               ========

Basic and diluted net loss available to common
stockholders per common share                         $  (0.06)                $  (0.23)         $  (0.15)              $  (0.70)
                                                      ========                 ========          ========               ========

Shares used in computing basic and diluted net loss
available to common stockholders per common share       17,372                   17,713            17,465                 17,712
                                                      ========                 ========          ========               ========

          See accompanying notes to the condensed financial statements.


--------------------------------------------------------------------------------
                                        3

                               DAOU Systems, Inc.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                             Nine Months Ended September 30,
                                                                2001                 2000
                                                              -------             ---------
Operating Activities
Net loss                                                      $(2,032)            $(11,791)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
   Depreciation and amortization                                1,038                1,898
   Stock based compensation                                        35                    -
   Provision for uncollectible accounts                           447                  197
   Loss on retirement of fixed assets                             350                    -
   Changes in operating assets and liabilities:
        Accounts receivable                                     3,728                8,324
        Contract work in process                                  631                2,493
        Other current assets                                       58                 (713)
        Accounts payable and accrued liabilities               (1,522)              (2,468)
        Accrued salaries and benefits                             652                 (729)
        Deferred revenue                                          275                    -
        Other long term liabilities                              (150)                  (5)
                                                              -------             --------
Net cash provided by (used in) operating activities             3,510               (2,794)

Investing Activities:
Purchases of equipment, furniture and fixtures, net              (177)                (893)
Purchases of short-term investments                                 -                  (20)
Changes in other assets                                            94                  262
                                                              -------             --------
Net cash used in investing activities                             (83)                (651)

Financing Activities:
Repayments of long-term debt and line of credit                     -                    -
Proceeds from issuance of common stock                             54                    1
Purchase of treasury stock                                       (198)                   -
                                                              -------             --------
Net cash (used in) provided by financing activities              (144)                   1
                                                              -------             --------

Increase (decrease) in cash and cash equivalents                3,283               (3,444)
Cash and cash equivalents at beginning of period               10,504               15,480
                                                              -------             --------
Cash and cash equivalents at end of period                    $13,787               12,036
                                                              =======             ========

Supplemental Disclosure of Non-cash Activities:
Common stock issued for services                              $    25             $      -
                                                              =======             ========
Unrealized (gain) loss on investments                         $     5             $    (13)
                                                              =======             ========
Common stock and options issued for settlement                $    10             $      -
                                                              =======             ========
Common stock issuable for notes receivable from
   stockholder                                                $ 1,204             $      -
                                                              =======             ========
Accrued preferred stock dividends                             $   618             $    558
                                                              =======             ========

          See accompanying notes to the condensed financial statements.



--------------------------------------------------------------------------------
                                        4

                               DAOU SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed financial statements of DAOU Systems, Inc. ("DAOU" or the "Company") at September 30, 2001 and for the three and nine-month periods ended September 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position of the Company at September 30, 2001 and the results of operations for the three and nine-month periods ended September 30, 2001 and 2000. The results of operations for the three and nine-months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and net income or losses will continue.

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

3. Net Loss Per Share

Net loss per share is computed in accordance with FASB Statement No. 128, EARNINGS PER SHARE. Basic net loss per share is computed using the weighted average number of common shares outstanding during each period. Diluted net loss per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants. For the three and nine months ended September 30, 2001 and 2000, diluted loss per share is unchanged from basic loss per share because the effects of the assumed conversion of stock options and warrants would be anti-dilutive.


--------------------------------------------------------------------------------
                                        5

The following table details the computation of basic and diluted net loss per share:

                  (In thousands, except per share information)
                                   (unaudited)


                                                       Three Months Ended     Nine Months Ended
                                                          September 30,         September 30,
                                                          2001     2000        2001       2000
                                                       --------  --------    -------   ---------
Numerator:
   Net loss available to common stockholders           $  (965)  $ (4,104)   $(2,650)  $(12,349)

Denominator:
   Weighted average common shares outstanding           21,293     17,713     19,249     17,712
   Weighted average unvested common shares subject to
     repurchase agreements                              (3,921)         -     (1,784)         -
                                                       -------   --------    -------   --------
Denominator for diluted basic and diluted calculation   17,372     17,713     17,465     17,712
                                                       =======   ========    =======   ========

Basic and diluted net loss per share                   $ (0.06)  $  (0.23)   $ (0.15)  $  (0.70)
                                                       =======   ========    =======   ========

4. Comprehensive Loss

Comprehensive loss for the three months ended September 30, 2001 and 2000 totaled $(965,000) and $(4,104,000), respectively. Comprehensive loss for the nine months ended September 30, 2001 and 2000 totaled $(2,650,000) and $(12,349,000), respectively. The difference from reported net loss arises from the unrealized gains and losses on short-term investments.

5. Stockholders Equity

Treasury Stock

On April 25, 2001, the Company re-purchased 992,111 shares of the Company's common stock from the former Chairman of the Board of the Company at a price equal to $.20 per share for a total purchase price of $198,000. The Company holds these shares in treasury as of September 30, 2001.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan ("ESPP"), employees are allowed to purchase the Company's common stock at six-month intervals. Employees pay the lower of 85% of the fair market value of the common stock at the beginning of the measurement period or 85% of the fair market value of the common stock at the end of the measurement period. On June 30, 2001, the Company recorded the issuance of 205,714 shares of common stock under the ESPP with proceeds of $55,000. On September 30, 2001, 1,176,061 shares remained reserved for issuance under the ESPP.

6. Related Party Transactions

On July 24, 2001, the Company agreed to sell 150,000 shares of restricted common stock at the July 24, 2001 closing price of $.52 per share to Mr. Dan Malcolm of the Company in exchange for a full-recourse note receivable that accrues interest at a rate of 6.75% due on July 23, 2006.

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

7. Series A Preferred Stock

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends payable in the form of shares of


--------------------------------------------------------------------------------
                                        6

Series A Preferred Stock. The dividends accrued at a rate of six percent per annum for the first two years. On July 26, 2001, the dividend rate increased to seven percent per annum. The dividend rate increases by one percent each successive year after the second anniversary. As of September 30, 2001, the Company has accrued but undeclared preferred stock dividends of $1,675,215, which are payable in shares of Series A Preferred Stock.

8.  Restructuring Plan

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

The following table summarizes the restructuring and other related charges paid in 2001 and remaining charges in accrued liabilities as of September 30, 2001.


                                                                              Restructuring Charges
                                                              ------------------------------------------------------
                                                                Accrued as of     Paid in Nine       Accrued as of
                                                                 December 31,     Months Ended       September 30,
                                                                     2000       September 30, 2001       2001
                                                              ---------------- ------------------- -----------------
Severance costs for involuntary employee terminations             $   388,000       $  388,000          $        -

Costs related to closure and combination of facilities                918,000          553,000             365,000
                                                              ---------------- ------------------- -----------------
                                                                  $ 1,306,000       $  941,000          $  365,000
                                                              ================ =================== =================

9.  Disclosure of Segment Information

For the three and nine months ended September 30, 2001, the Company has the following two reportable segments: Application Services division and Technology Services division.

Application Services - provides clients with strategic consulting, software implementation, project management, and support services, including staff augmentation.

Technology Services - provides clients with solutions in key areas, including network infrastructure, application development and integration projects, help desk solutions and network management.

The Company manages segment reporting at a gross margin level. Certain selling, general and administrative expenses, and fixed assets are managed at the corporate level separately from the segments and therefore are not separately allocated to the segments. The Company's segments are managed on an integrated basis in order to serve clients by assembling multi-disciplinary teams, which provide comprehensive services across its principal services.

Segment disclosures for the three and nine months ended September 30, 2000 were restated to correspond to the 2001 reportable segment disclosures for comparative purposes.


                                                             Technology        Application
                                                              Services          Services            Total
                                                         ----------------- ------------------ -----------------
Three months ended September 30, 2001
-------------------------------------
Total revenues                                           $      5,064      $      4,065       $        9,129
Cost of services                                                3,657             3,394                7,051
                                                         ----------------- ------------------ -----------------
Gross profit                                                    1,407               671                2,078
Gross profit percent                                               28%               17%                  23%

Sales and marketing                                                                                      725
General and administrative                                                                             2,235
Restructuring charges                                                                                      -
                                                                                              -----------------
Loss from operations                                                                          $         (882)
                                                                                              =================


Three months ended September 30, 2000
-------------------------------------
Total revenues                                           $      9,628      $      5,713       $      15,341
Cost of services                                                8,469             4,790              13,259
                                                         ----------------- ------------------ -----------------
Gross profit                                                    1,159               923               2,082
Gross profit percent                                               12%               16%                 14%

Sales and marketing                                                                                   1,390
General and administrative                                                                            4,791
Restructuring charges                                                                                     -
                                                                                              -----------------
Loss from operations                                                                          $      (4,099)
                                                                                              =================

                                                            Technology        Application
                                                             Services          Services            Total

Nine months ended September 30, 2001
------------------------------------
Total revenues                                           $     18,994       $    13,016       $      32,010
Cost of services                                               13,860             9,805              23,665
                                                         ----------------- ------------------ -----------------
Gross profit                                                    5,134             3,211               8,345
Gross profit percent                                               27%               25%                 26%

Sales and marketing                                                                                   2,375
General and administrative                                                                            8,348
Restructuring charges                                                                                     -
                                                                                              -----------------
Loss from operations                                                                          $      (2,378)
                                                                                              =================


Nine months ended September 30, 2000
------------------------------------
Total revenues                                           $     32,032      $     17,011        $     49,043
Cost of services                                               27,772            14,488              42,260
                                                         ----------------- ------------------ -----------------
Gross profit                                                    4,260             2,523               6,783
Gross profit percent                                               13%               15%                 14%

Sales and marketing                                                                                   4,831
General and administrative                                                                           13,433
Restructuring charges                                                                                   827
                                                                                              -----------------
Loss from operations                                                                          $     (12,308)
                                                                                              =================

10.  Termination of Outsourcing Agreement

The Company provided on-site outsourcing services to a customer under a five-year outsourcing agreement which began January 1, 1999. On March 30, 2001, the Company entered into a termination agreement in which the outsourcing agreement terminated as of March 31, 2001. Under the termination agreement, all of the Company's on-site employees transferred to the customer effective April 1, 2001 and the customer paid the Company a transition fee of $643,000. For the three months ended September 30, 2001 the Company recorded the remaining $257,000 of the transition fee as revenue.

11.  Contingencies

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

The Company provided on-site outsourcing services to a customer under a five-year outsourcing agreement which began January 1, 1999. On March 30, 2001, the Company entered into a termination agreement in which the outsourcing agreement terminated as of March 31, 2001. Under the termination agreement, all of the Company's on-site employees transferred to the customer effective April 1, 2001 and the customer paid the Company a transition fee of $643,000. For the three months ended September 30, 2001 the Company recorded the remaining $257,000 of the transition fee as revenue.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net revenues.


                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                       September 30,
                                               ----------------------------------  ---------------------------------
                                                     2001            2000                2001             2000
                                               --------------- ------------------  ----------------- ---------------
Revenues                                             100%            100%                100%             100%
Cost of revenues                                      77              86                  74               86
                                               --------------- ------------------  ----------------- ---------------
Gross profit                                          23              14                  26               14
Selling, general and administrative expenses          33              41                  33               37
Restructuring charges                                  -               -                   -                2
                                               --------------- ------------------  ----------------- ---------------
Loss from operations                                 (10)            (27)                 (7)             (25)
Other income, net                                      2               1                   1                1
                                               --------------- ------------------  ----------------- ---------------
Loss before income taxes                              (8)            (26)                 (6)             (24)
Provision for income taxes                             -               -                   -                -
                                               --------------- ------------------  ----------------- ---------------
Net Loss                                              (8)            (26)                 (6)             (24)
                                               =============== ==================  ================= ===============


Three Months Ended September 30, 2001 and 2000

The Company's revenues decreased 40% or $6.2 million to $9.1 million for the three months ended September 30, 2001 from $15.3 million for the three months ended September 30, 2000, primarily due to the termination of a large outsourcing contract. The Company also experienced a significant decrease in revenue from a decline in the applications implementation services in the provider segment and the termination of another large unprofitable outsourcing contract in the Technology Services division in the third quarter of 2000. In addition, the Company eliminated certain underperforming service lines in the Technology Services division.

The Company provided on-site outsourcing services to a customer under a five-year outsourcing agreement which began January 1, 1999. On March 30, 2001, the Company entered into a termination agreement in which the outsourcing agreement terminated as of March 31, 2001. Under the termination agreement, all of the Company's on-site employees transferred to the customer effective April 1, 2001 and the customer paid the Company a transition fee of $643,000. Revenues related to this contract were $257,000 and $2.5 million for the three months ended September 30, 2001 and 2000, respectively.

Services to DAOU's five largest customers accounted for 35% or $3.2 million of total revenues for the three months ended September 30, 2001.

Cost of revenues decreased 47% or $6.2 million to $7.1 million for the three months ended September 30, 2001 from $13.3 million for the three months ended September 30, 2000, primarily as a result of reductions in personnel and material costs in line with the decrease in revenues, the termination of the Company's largest outsourcing contract in the first quarter of 2001 and the termination of unprofitable contracts in 2000. The Company further reduced the number of employees during the first quarter of 2001 in connection with its restructuring plan. Total employees as of September 30, 2001 were 243 compared to 492 as of September 30, 2000. Gross profit as a percentage of revenues increased to 23% for the three months ended September 30, 2001 compared to 14% for the three months ended September 30, 2000, primarily due to an increase in billable utilization and the termination of certain unprofitable service lines.

Sales and marketing expenses decreased 48% or $665,000 to $725,000 for the three months ended September 30, 2001 from $1.4 million for the three months ended September 30, 2000, primarily due to a restructuring of the Company's national sales force and a reduction in marketing expenses related to the Company's merger of its Enosus operating subsidiary with the Technology Services division in January 2001. Sales and marketing expenses represented approximately 8% and 9% of total revenues for the three months ended September 30, 2001 and 2000, respectively.

General and administrative expenses decreased 53% or $2.6 million to $2.2 million for the three months ended September 30, 2001 from $4.8 million for the three months ended September 30, 2000, primarily due to a reduction in corporate and subsidiary personnel and related overhead expenses. The Company reduced the on-going general and administrative costs from the same period in 2000, primarily as a result of synergies related to the integration of acquired companies, the closure of certain administrative offices, a reduction in administrative staff and other cost control measures. General and administrative expenses represented approximately 24% and 31% of total revenues for the three months ended September 30, 2001 and 2000, respectively.

Other income, net, was $162,000 and $184,000 for the three months ended September 30, 2001 and 2000, respectively. Other income is primarily interest income on cash and cash equivalents and short-term investments.

Provision for income taxes was $19,000 for the three months ended September 30, 2001 due to various states income taxes. The provision for income taxes is based on the Company's effective tax rate. Due to the Company's operating loss and the loss carry forwards, no provision for taxes was recorded for the three months ended September 30, 2000. The Company has fully reserved for the net deferred tax assets resulting from previously recorded tax benefits.

Nine Months Ended September 30, 2001 and 2000

The Company's revenues decreased 35% or $17.0 million to $32.0 million for the nine months ended September 30, 2001 from $49.0 million for the nine months ended September 30, 2000, primarily due to a decrease in revenue from the application implementation services in the provider segment and the termination of a large outsourcing contract. In addition, the Company terminated two large unprofitable outsourcing contracts in the Technology Services division in the second and third quarters of 2000 and eliminated certain underperforming service lines.

The Company provided on-site outsourcing services to a customer under a five-year outsourcing agreement which began January 1, 1999. On March 30, 2001, the Company entered into a termination agreement in which the outsourcing agreement terminated as of March 31, 2001. Under the termination agreement, all of the Company's on-site employees transferred to the customer effective April 1, 2001 and the customer paid the Company a transition fee of $643,000. The Company recorded the transition fee as revenue over the second and third quarters of 2001. Revenues related to this contract were $2.9 million and $7.4 million for the nine months ended September 30, 2001 and 2000, respectively.

Services to DAOU's five largest customers accounted for 33% or $10.8 million of total revenues for the nine months ended September 30, 2001.

Cost of revenues decreased 44% or $18.6 million to $23.7 million for the nine months ended September 30, 2001 from $42.3 million for the nine months ended September 30, 2000, primarily as a result of reductions in personnel and material costs in line with the decrease in revenues, the termination of the Company's largest outsourcing contract in the first quarter of 2001, and the termination of unprofitable contracts in 2000. The Company further reduced the number of employees in the first quarter of 2001 in connection with its restructuring plan. Total employees as of September 30, 2001 were 243 compared to 492 as of September 30, 2000. Gross profit as a percentage of revenues increased to 26% for the nine months ended September 30, 2001 compared to 14% for the nine months ended September 30, 2000, primarily due to an increase in billable utilization and the termination of certain unprofitable service lines.

Sales and marketing expenses decreased 50% or $2.4 million to $2.4 million for the nine months ended September 30, 2001 from $4.8 million for the nine months ended September 30, 2000, primarily due to a restructuring of the Company's national sales force and a reduction in marketing expenses related to the Company's merger of its Enosus operating subsidiary with the Technology Services division in January 2001. Sales and marketing expenses represented approximately 7% and 10% of total revenues for the nine months ended September 30, 2001 and 2000, respectively.

General and administrative expenses decreased 38% or $5.1 million to $8.3 million for the nine months ended September 30, 2001 from $13.4 million for the nine months ended September 30, 2000, primarily due to a reduction in corporate and subsidiary personnel and related overhead expenses. The Company reduced the on-going general and administrative costs from the same period in 2000, primarily as a result of synergies related to the integration of acquired companies, the closure of certain administrative offices, a reduction in administrative staff and other cost saving measures. General and administrative expenses represented approximately 26% and 27% of total revenues for the nine months ended September 30, 2001 and 2000, respectively.

Other income, net, was $426,000 and $517,000 for the nine months ended September 30, 2001 and 2000, respectively. Other income is primarily interest income on cash and cash equivalents and short-term investments.

Provision for income taxes was $80,000 for the nine months ended September 30, 2001 due to various states' income taxes. The provision for income taxes is based on the Company's effective tax rate. Due to the Company's operating loss and the loss carryforwards, no provision for taxes was recorded for the nine months ended September 30, 2000. The Company has fully reserved for the net deferred tax assets resulting from previously recorded tax benefits.

Liquidity and Capital Resources

On September 30, 2001, the Company had working capital of $16.9 million, a decrease of $1.0 million from $17.9 million on December 31, 2000. For the nine months ended September 30, 2001, cash provided by operating activities was $3.5 million compared to cash used in operating activities of $2.8 million for the nine months ended September 30, 2000. The increase resulted primarily from reduced operating expenses and increased gross margin. In addition, the Company has experienced further declines in the accounts receivable and contract work in progress balances which also contributed to the positive cash flow from operating activities.

Net cash used in investing activities was $83,000 for the nine months ended September 30, 2001, compared to net cash used in investing activities of $651,000 in the comparable prior period, primarily due to fewer equipment purchases.

On July 26, 1999, the Company issued 2,181,818 shares of Series A Preferred Stock. Holders of the Series A Preferred Stock are entitled to receive cumulative dividends payable in the form of shares of Series A Preferred Stock. The dividends accrued at a rate of six percent per annum for the first two years. On July 26, 2001, the dividend rate increased to seven percent per annum. The dividend rate increases by one percent each successive year after the second anniversary. As of September 30, 2001, the Company has accrued but undeclared preferred stock dividends of $1,675,000, which are payable in shares of Series A Preferred Stock.

On June 29, 2001, the Company's $8.0 million revolving line of credit expired. No amounts were outstanding under this revolving line of credit as of June 29, 2001.

Although the Company has an accumulated deficit as of September 30, 2001, the Company believes that its existing cash and short-term investments together with anticipated cash from operating activities will be sufficient to meet its capital requirements for the next twelve months. The Company may sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities or issuance of equity securities in future acquisitions would result in dilution to the Company's stockholders and the incurrence of additional debt could result in additional interest expense. However, there can be no assurance that the Company will be able to sell additional equity or debt securities or be able to obtain additional financing on terms acceptable to it, if at all.

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

Item 2.   Changes In Securities and Use of Proceeds

On July 24, 2001, the Company agreed to sell 150,000 shares of restricted common stock at the July 24, 2001 closing price of $.52 per share to Mr. Dan Malcolm of the Company in exchange for a full-recourse note receivable that accrues interest at a rate of 6.75% due on July 23, 2006.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.       Description

4.1 Restricted Stock Purchase Agreement, dated June 1, 2001, by and between the Company and Neil R. Cassidy

4.2 Registration Rights Agreement, dated June 1, 2001, by and between the Company and Neil R. Cassidy

4.3 Restricted Stock Purchase Agreement, dated June 1, 2001, by and between the Company and James T. Roberto

4.4 Registration Rights Agreement, dated June 1, 2001, by and between the Company and James T. Roberto

10.1 Amendment to Employment Agreement, dated June 1, 2001, by and between the Company and Neil R. Cassidy

10.2 Secured Promissory Note, dated June 1, 2001, by and between the Company and Neil R. Cassidy

10.3 Stock Pledge Agreement, dated June 1, 2001, by and between the Company and Neil R. Cassidy

10.4 Amendment to Employment Agreement, dated June 1, 2001, by and between the Company and James T. Roberto

10.5 Secured Promissory Note, dated June 1, 2001, by and between the Company and James T. Roberto

10.6 Stock Pledge Agreement, dated June 1, 2001, by and between the Company and James T. Roberto

----------
(b) Current Reports on Form 8-K. The Registrant did not file any Current Reports on Form 8-K with the SEC during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:    November 8, 2001

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

Exhibit Index

4.1 Restricted Stock Purchase Agreement, dated June 1, 2001, by and between the Company and Neil R. Cassidy

4.2 Registration Rights Agreement, dated June 1, 2001, by and between the Company and Neil R. Cassidy

4.3 Restricted Stock Purchase Agreement, dated June 1, 2001, by and between the Company and James T. Roberto

4.4 Registration Rights Agreement, dated June 1, 2001, by and between the Company and James T. Roberto

10.1 Amendment to Employment Agreement, dated June 1, 2001, by and between the Company and Neil R. Cassidy

10.2 Secured Promissory Note, dated June 1, 2001, by and between the Company and Neil R. Cassidy

10.3 Stock Pledge Agreement, dated June 1, 2001, by and between the Company and Neil R. Cassidy

10.4 Amendment to Employment Agreement, dated June 1, 2001, by and between the Company and James T. Roberto

10.5 Secured Promissory Note, dated June 1, 2001, by and between the Company and James T. Roberto

10.6 Stock Pledge Agreement, dated June 1, 2001, by and between the Company and James T. Roberto