Form 10-K405
period 2001-12-31
DAOU SYSTEMS INC
filed 2002-04-01
CIK 1003989

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission File No.: 0-22073

                               DAOU SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                             33-0284454
(State or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)

412 Creamery Way, Suite 300, Exton, Pennsylvania                     19341
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:                  (800) 578-3268

Securities registered pursuant to Section 12(b) of the Act:          None
Securities registered pursuant to Section 12(g) of share the Act:    Common Stock, $0.001 par value per share
                                                                     (Title of Class)

                5120 Shoreham Place, San Diego, California 92122
Former Name, Former Address and Former Fiscal Year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 2002 was $ 17,976,430.

As of March 25, 2002, the number of issued and outstanding shares of the Registrant's Common Stock was 21,555,228.

Portions of the registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K. If the Proxy Statement is not filed with the Securities and Exchange Commission in definitive form prior to April 30, 2002, the registrant intends to amend this report to include information omitted from Part III hereof.

                                     PART I

Item 1: Business.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Daou Systems, Inc. ("DAOU" or the "Company"). Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this report, including the matters set forth under the captions "Risk Factors" and in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

General

            DAOU designs, implements, secures and manages information technology ("IT") applications and infrastructure essential to U.S. healthcare organizations. The Company has provided IT services to approximately 1,500 customers, including many of the nation's hospitals, top 100 integrated delivery networks ("IDNs"), government healthcare organizations, insurance companies and managed care organizations. DAOU's healthcare information technology ("HIT") offerings include planning, procurement, implementation and support of traditional applications, design and deployment of IT infrastructure components essential to delivering and securing access to applications across the enterprise, and long-term management of complex information technologies through its Technology Center ("RTC"), which provides Help Desk and Network Management services. DAOU currently has approximately 230 employees.

            DAOU is principally focused on providing HIT services and solutions to payor and provider organizations. As a "trusted advisor" to leading organizations in the payor/insurer segment of the market, DAOU provides consultative services to health maintenance organizations (HMO), health insurers, blues plans and independent practice associations. Its provider customers include hospitals, IDNs, medical groups, academic medical centers, physician groups and ancillaries. In addition, DAOU provides HIT services to third-party administrators, medical services organizations, service vendors, software vendors, hardware vendors and government healthcare organizations. DAOU's key competitive advantage is its extensive knowledge and experience in the healthcare industry. Through extensive research and its payor and provider Chief Information Officer (CIO) Advisory Boards, DAOU has the opportunity to fine-tune its strategic plans and service offerings with influential healthcare executives. DAOU's operating philosophy is to meet or exceed the customer's objectives and to pursue excellence in every area in which its professional staff works. DAOU sells no proprietary hardware, and other than its Enosis Integration Engine product, develops no software products.

The Company was incorporated in California on July 16, 1987 under the name DAOU Systems, Inc., and reincorporated in Delaware on November 15, 1996. Unless the context otherwise requires, as used in this report the "Company" and "DAOU" refer to the Company and its predecessor entity. The Company's principal executive offices are located at 412 Creamery Way, Suite 300, Exton, Pennsylvania 19341; its telephone and facsimile numbers are (800) 578-3268 and
(610) 594-7683, respectively; its e-mail address is info@daou.com; and its URL is http://www.daou.com.

Reorganization

            On November 8, 2001, DAOU announced its decision to consolidate and relocate its corporate offices with its existing facilities in Exton, Pennsylvania. The Company recorded a one-time restructuring charge of approximately $1.3 million in the fourth quarter of 2001 related to the closure of its facility in San Diego, expenses related to the reductions of staff and the consolidation of the corporate finance, accounting, human resources and marketing functions in Exton, Pennsylvania.

            On February 6, 2001, DAOU announced that it had consolidated its five subsidiary companies into operating segments, or business units, within two operating divisions, Technology Services division ("TSD") and Application Services division ("ASD"), with each division managed by an Executive Officer of the Company designated as the President of that Division. DAOU has been a leading provider of IT solutions to the healthcare industry since 1987, helping approximately 1,500 healthcare enterprises and vendors, including many of the nation's hospitals, top 100 IDNs and payor organizations, identify and solve technology, process, and resource challenges. Pioneers in the assessment, design and implementation of network solutions for healthcare, the Company believes the new structure will better serve its clients in the areas of strategic consulting, applications, infrastructure and operations. The Company believed the consolidation was necessary due to changing market forces in the healthcare industry and that the two operating divisions will allow DAOU to focus on its core competencies and more profitable lines of service.

            For internal control and marketing/sales synergy purposes, the Company will continue to group its business units during 2002 within these two divisions. Externally, with respect to marketing/sales and related customer service, the Company's interaction with customers will take place at the business unit level. In late 2001, the Company further defined the mission and focus of each business unit, and has assigned profit responsibilities to each business unit leader at the gross profit line. TSD consists of the following three business units: (i) Infrastructure Services Group ("ISG"), which designs and deploys HIT infrastructure components essential to delivering and securing access to applications across the enterprise; (ii) Sentient ("Sentient"), which builds and supports M/MUMPS-based systems typically used by government healthcare organizations; and (iii) RTC (the "RTC"), which provides Help Desk services to mitigate risk via systems support of the desktop, network, server and security environments. ASD is comprised of the following two business units:
(i) Technology Management ("TMI"), which provides strategic consulting services to payors and providers, including those related to the Health Insurance Portability & Accountability Act of 1996 ("HIPAA") and provides application planning, implementation and support of payor-based HIT applications to insurance companies and managed care organizations; and (ii) Resources in Healthcare Innovation ("RHI"), which provides temporary staffing resources to hospitals, IDNs and third-party vendors focused on the implementation and support of provider-based HIT applications.

Application Services Division

            DAOU's Application Services division, through its TMI and RHI business units, provides strategic IT consulting and planning services, including HIPAA consulting and remediation, managed care system implementation, post-implementation support, transition management and interim staffing.

Technology Management (TMI)

            DAOU's TMI business unit performs strategic IT consulting, HIPAA consulting and remediation, managed care system implementation and post-implementation support to help healthcare management meet their business and IT objectives and anticipate and plan their future IT needs. Senior consultants offer clients the benefit of overall project management vision as well as application and technical skills appropriate for specific assignments. The unit works with its clients in a goal-directed, strategic partnership to achieve results in a timely and cost-effective manner.

            In the area of general management consulting, TMI consultants provide counsel on business process improvement, business strategy and critical management problem solving, planning, and procurement of managed care systems, hospital systems and physician practice management systems.

            TMI's Managed Care System Implementation practice assists its clients in the selection, implementation and integration of health insurance/managed care systems. Among its specific capabilities, the group performs project management, assessments, configuration, testing, training, conversion, report development, integration of applications, and solves problems for healthcare IT managers. More than two-thirds of TMI's revenue derives from the implementation of managed care systems such as Trizetto Group's Facets(R), AMISYS(R), QCSI's QMACS(R), Perot's DIAMOND(R) and Per-Se' Technologies B1-MCO(R).

            The engagement period for these services typically averages six months, but varies depending on the size and complexity of the project. Implementation projects can last one to two years.

            TMI's HIPAA Solutions Group provides experienced specialists in each of the areas impacted by HIPAA, a federal law developed by the Department of Health & Human Services. Of significant concern to healthcare organizations is the Administrative Simplification section of the Act, which requires healthcare organizations to comply with specific rules regarding unique identifiers, healthcare transaction and code sets, privacy regulations and security regulations. The group offers an approach methodology, including assessment tools, educational programs, and consultative assistance to help organizations establish a HIPAA project office, understand the regulations, plan an approach, and achieve compliance.

            The engagement period for these services typically averages three to six months, but varies depending on the size and complexity of the project.

Resources in Healthcare Innovation (RHI)

            The services offered by RHI include supplying temporary, vendor-certified application consultants to hospitals and other healthcare organizations. The primary focus is assisting customers with the implementation, configuration and support of third-party software applications from vendors such as McKesson/HBOC, Siemens Medical Systems, Eclipsys, Cerner, Epic and most other commonly used healthcare software applications.

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

Technology Services Division

            The Technology Services division provides services focused on two vital components of a healthcare organization's infrastructure: the information technology itself and the experts who manage it. TSD provides solutions in key areas, including deployment of the network infrastructure, helping clients extend the value of legacy systems and enabling them to work with emerging technologies, web development and integration projects, and long-term management of complex information technologies, including help desk solutions and network management.

Infrastructure Services Group (ISG)

            DAOU's ISG business unit focuses on IT infrastructure solutions for healthcare enterprises, including IDN's, hospitals and large academic medical centers. ISG services include the design and delivery of network infrastructure and the underlying components essential to delivering information and securing access to applications across the healthcare enterprise. The group supports healthcare organizations in all stages of infrastructure design and implementations, from the requisition and purchase of hardware to the installation and support of turn-key data networks.

            ISG's consultants evaluate the customer's computer network system and provide recommendations for new network capabilities and capacity on an ongoing basis consistent with the evolving needs and strategy of the customer. In addition, DAOU evaluates hardware and software options, interprets research and development results, updates existing network designs and researches specific products and technologies of interest to customers. The Company provides these services subject to predetermined schedules. ISG provides additional technical personnel to customers during periods of peak network requirements to accommodate and assist in network upgrade implementation or to accommodate the anticipated or unanticipated need for additional technical staff.

            Voice solutions provided by ISG include baseline assessment and detailed designs of current telecommunications hardware, software, carrier and support services. The group's consultants examine cable infrastructure, PBX systems, call centers, key systems, voice processing systems and local and long distance service. The group prepares an enterprise-wide plan to determine cost-effective wireless systems, integrated call centers and interactive voice-response programs. For voice applications, DAOU helps customers interface their local and long-range pagers, wireless phones, high-tech call centers, PBX and integrated messaging systems.

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

            In the area of long-term management solutions, ISG provides on-site management services that are designed to maintain the effective performance of a customer's computer network system. As healthcare IT systems become more complex, organizations are experiencing difficulties in hiring, training and retaining information technology professionals who can maintain the performance and functionality of their advanced systems. Accordingly, healthcare organizations have begun to outsource certain functions of their information systems departments. ISG works with the customer to assess the appropriate staffing needs to maintain and support its computer network system. The Company places its employees on-site on a full-time basis to provide network support services and ongoing training of the customer's internal staff. The Company generally provides these services in multi-year engagements on a fixed-price basis.

Sentient

            DAOU's Sentient business unit provides custom integration, data warehousing and programming solutions that allow healthcare organizations to share and access data housed across multiple platforms and environments. By developing interfaces, implementing existing interfaces, Web-enabling a system, or migrating data to more compatible systems, the integration services group provides healthcare organizations with low-cost methods of sharing data between legacy systems, on-line transaction processing systems, and off-the-shelf applications, regardless of technology platform or location. In addition, Sentient capabilities include building and supporting the M/MUMPS-based systems typically used by government-run healthcare organizations. The engagement period for these services generally ranges from nine to twelve months, but varies depending on the size and complexity of the project. Services are typically invoiced semi-monthly or monthly on a time and expense basis.

            The group's consultants are experienced in healthcare information systems (financial, clinical and management) for hospitals, HMOs, insurers, clinics and physician offices. This group offers expertise in three specific healthcare application areas:

      . M/MUMPS-based government healthcare systems, including the Department of Defense, Health Affairs, the Department of Veterans Affairs and the Department of Indian Health Services;

      . Clinical/financial application systems for laboratory, pharmacy, radiology, nursing, medical records, DRG, materials management, patient accounting, medical billing, healthcare information systems and physician practice management for hospitals, clinical and physician's offices; and

      . Managed care support including conversion and development projects for health plans, insurance companies and managed care organizations migrating to new enterprise applications.

            Sentient provides Internet and electronic commerce consulting services to healthcare organizations for Internet, web development and electronic commerce ("eCommerce") services. Prior to 2001, these services were delivered via the Company's Enosus subsidiary and included customers outside of the healthcare industry. In 2001, the Company focused its Internet and eCommerce efforts to those opportunities related to the integration of legacy systems with emerging technologies, such as wireless and other portable computing solutions for the U.S. healthcare industry.

Technology Center (RTC)

            As healthcare IT systems become more complex, organizations are experiencing difficulties in hiring, training and retaining information technology professionals who can maintain the performance and functionality of their advanced systems. Accordingly, healthcare organizations have begun to outsource certain functions of their information systems departments. The Company provides IT function outsourcing services for healthcare provider organizations that elect to outsource all or a portion of their information systems functions. IT function outsourcing services involve long-term engagements where the Company may staff portions of its customers' information systems department and is responsible for the management and support of those functions. DAOU provides its IT function outsourcing services in accordance with pre-determined, detailed schedules and plans established with the customer. The Company typically provides help desk services and these other services in multi-year engagements on a fixed-price fee per node or fee per call basis.

            RTC offers desktop computing, technical support and help desk services to healthcare providers, primarily hospitals and IDNs, to optimize, understand and manage the cost of desktop computing. These services enable customers to appropriately balance their end-user service levels with costs.

            In the area of desktop computing consulting, RTC consultants perform assessments to assist healthcare organizations in the preparation of and transition to co-source or outsource strategies for help desk and call center functions, and also provide support for integration of desktop and network solutions, asset management services from procurement through disposal, cost of desktop computing analysis, break/fix problem resolutions, help desk analysis, virus repair processes, on-going software management audit, quality controls and end-user satisfaction measurement. The group's asset management services include asset inventory and management, PC configuration and rollout, development of hardware/software standards and technology refresh.

            The engagement period for desktop computing assessments generally averages one to two months, but varies depending on the size and complexity of the project. The assessment services are normally provided to customers on a time and expense basis, with billing occurring semi-monthly or monthly.

            In the area of help desk, RTC performs on-site and remote help desk and related technology support services designed to optimize, understand and manage the cost of desktop computing and maintain the effective performance of a customer's help desk system. These services enable customers to appropriately balance their end-user service levels with costs. RTC provides a range of technical management services to manage and support its customer's IT systems. The Company uses its technical expertise and staffing experience to package, price and deliver combinations of technical management services at collective rates that are frequently lower than if provided in-house by the customer. The engagement period for these services typically ranges from one to five years. The Company offers the following technical management services through its RTC business unit, including combinations of these services, selected by the customer to meet its specific needs:

- Help Desk. DAOU provides technical information system support via its Support Center Practices ("SCP") certified, call center using integrated telephone, web and e-mail. DAOU's customized service to healthcare related customers utilizes best-practice service-level award ("SLA") based service approach with service level guarantees. Certain projects are bid on a price per node or price per call basis and billed monthly. The initial engagement period for the Company's existing help desk services is typically for three to five years.

- Technical Support. Depending on the specific needs of each customer, RTC provides a 24-hour technical support hotline available seven days a week, as well as other network support resources such as on-site seminars, on-line support and continuous network monitoring in order to monitor remotely the performance of computer network systems on an ongoing basis and detect and report network problems. RTC informs its customers of new technological advances and network solutions that may help increase the utility and functionality of their computer network systems. The initial engagement period for the Company's existing technical support services typically is for one year, subject to annual renewal.

DAOU Advisory Board

            In 1994, the Company established its Advisory Board, a non-governing body currently comprised of CIOs of various healthcare provider organizations. In the fall of 2001, the Company formed a comparable Advisory Board for its TMI business unit, focused primarily on HIT issues in the payor market. Each Advisory Board (an "Advisory Board") meets bi-annually and the members confer separately with the Company periodically to provide advice on issues and trends in the healthcare industry and emerging technologies, as well as to provide strategic direction and feedback regarding the Company's current and future services. Members of an Advisory Board are reimbursed for travel, lodging and meal expenses incurred in connection with attendance at an Advisory Board's sessions.

Recruiting and Training of Technical Employees

            The Company dedicates significant time and resources to recruit, train and retain qualified technical personnel, including consultants, engineers and technicians providing HIT consulting, managed care implementation, application implementation, integration, communications infrastructure, help desk, outsourcing, Internet and emerging technology services. The Company utilizes both internal and external recruiters to attract technical personnel.

            The Company's consulting and onsite management staffs undergo extensive training and certification attainment from leading healthcare, technology and integration vendors such as: Siemens Medical Solutions, McKesson/HBOC, Eclipsys, Cerner, Epic, IDX, Trizetto, PerSe, QCSI as well as Microsoft, Cisco, Marconi FORE, Nortel, Novell, Checkpoint, Citrix, Sun Microsystems, HP, Compaq, SeeBeyond and other leading technology and application vendors. In addition, the Company is a member of leading technological forums and organizations, including HIMSS, CHIME, and the HL7 Committee.

            The Company believes that its future success will depend in large part on its ability to hire, train and retain qualified technical personnel who together have expertise in a wide array of sophisticated IT solutions and a broad understanding of the healthcare provider and payor organizations that the Company serves. Competition for qualified technical personnel is intense and is expected to increase. Consequently, there can be no assurance that the Company will be successful in attracting and retaining such personnel. Any inability of the Company to hire, train and retain a sufficient number of qualified technical personnel could impair the Company's ability to adequately manage and complete its existing projects or to obtain new projects, which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Risk Factors-- The Company may not successfully manage its business operations if it fails to hire, train and retain qualified software application consultants, computer network engineers, integration programmers and key management employees."

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

            During the first three-quarters of 2001, the Company concentrated its efforts on stabilizing the business by reducing expenses and focusing on sustainable lines of business, thereby making a decision to limit its investments in the marketing and sales support organization. In the fourth quarter of 2001, the Company announced its plans to reinvest in DAOU's positioning in the marketplace, initially focusing its investments in three areas:

      . hiring of a healthcare-experienced Chief Marketing Officer and leader for its Technology Services division - Daniel J. Malcolm;

      . rebuilding and expansion of the Company's sales function - reorganized sales force to focus on specific markets within specific business units; and

      . on DAOU's reemergence into its primary markets through an increased level of public relations, media, collateral, market positioning, inside sales, and product management.

            During 2002, the Company expects to increase its spending in marketing and sales to re-establish the Company's market position as a leading independent resource for the assessment, design, implementation, and management of the information technology infrastructure of hospitals and integrated delivery networks (IDNs), while further enhancing its position as a management consultant and application implementation expert in the health insurer and managed care market.

            The Company's service definition is by marketplace:

      . Providers. DAOU provides network infrastructure deployment and management through its ISG business unit; functional and departmental outsourcing through its RTC business unit; application implementation and staff augmentation through its RHI business unit; and HIPAA consulting and remediation through its HIPAA Solutions Practice;

      . Payors. DAOU performs strategic consulting, including HIPAA consulting and remediation, and application implementation through its TMI business unit; and

      . Government. DAOU provides M/MUMPS-based customization, integration and data extraction through its Sentient business unit to U.S. government healthcare organizations, such as the Department of Defense and the Veterans Administration.

            The Company seeks to establish long-term relationships with its customers by providing high levels of service and by becoming an integral part of their IT operations. The Company focuses its sales and marketing efforts on the CIOs and other technology decision-makers of hospitals, IDNs, prime contractors to U.S. government healthcare organizations, managed care and insurance companies and other healthcare provider organizations. The Company relies upon its reputation in the marketplace, the personal contacts and networking of its professionals and the various programs of its marketing department to develop new business opportunities. The Company also receives sales leads directly from consultants, value added resellers ("VARs"), and product and service vendors.

            The principal objectives of the Company's marketing department are to increase the Company's market presence, provide strategic direction and generate sales leads. Based primarily on valuable feedback from customers, the Advisory Boards, and other trusted advisors, DAOU's marketing program is centered around the corporate positioning of DAOU as healthcare information technology infrastructure experts, with the know-how to make information technology work for healthcare organizations. As a supplement to the direct selling efforts of the Company, the marketing department has developed various programs that include advertising campaigns, tradeshow participation, direct mail campaigns, public relations programs, marketing research and communications and the development of sales presentation materials. Public speaking engagements and the publication of technical articles and reports directed to the healthcare information technology industry enhance the Company's marketing efforts. The Company continues to develop its presence on the Internet as a new marketing channel.

            The Company has entered into marketing agreements with certain third party vendors to market the Company's services to their respective customer bases. The Company intends to pursue additional marketing agreements, joint ventures and alliances as part of its marketing plan and business development efforts.

Competition

            The healthcare IT services industry is comprised of a large number of participants and is subject to rapid change and intense competition. Further challenges, complexities and occasionally, opportunities, arise from the fact that HIT vendors with specialty services may find themselves collaborating on one customer mission and competing on another. The Company's competitors include:

      .     consulting companies;

      .     information technology vendors;

      .     value added resellers;

      .     system integrators;

      .     local and regional network services firms; and

      .     telecommunications providers and network equipment vendors.

            Many of the Company's competitors have significantly greater financial, technical and marketing resources and greater name recognition than does the Company. The Company's competitors include consulting firms such as First Consulting Group, Inc., and Superior Consultant Holdings Corporation; healthcare information technology companies such as McKesson/HBOC and Siemens Medical Solutions; hardware firms such as Cisco Systems, Inc., Marconi Communications, 3Com Corporation and the healthcare consulting and services divisions of IBM Global Services; and networking/ telecommunications firms such AT&T Corporation and Sprint Corporation. Each DAOU business segment may compete against a different group of companies. For example, the Company's ISG business unit competes against the information technology companies and consulting firms, but has little competition with hardware or networking telecommunication firms. In addition to these major companies, the Company also competes with smaller regional IT systems firms, which have a niche in selected geographical areas of the country.

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

Customers

            The Company has provided IT services to almost 1,500 U.S. healthcare organizations, including many of the nation's hospitals and top 100 IDNS on the provider side, and managed care organizations on the payor side. The Company serves such customers in both the government and private sectors. In addition, selected services are provided on a business-to-business basis to other HIT vendors, including emerging technology companies needing a partner to integrate these new technologies with existing, legacy systems.

            The Company has derived, and believes that it will continue to derive, a significant portion of its revenues from a relatively limited number of large customers. For the year ended December 31, 2001, the Company's five largest customers accounted for approximately 33% of total revenues, with one customer in the Sentient business group accounting for 9.7% of total revenues. For the years ended December 31, 2000 and 1999, the Company's five largest customers accounted for approximately 33% and 26% of total revenues, respectively. On March 30, 2001, the Company and Saint Mary's Health Network ("SMHN") agreed to terminate their outsourcing arrangement effective as of March 31, 2001. SMHN accounted for approximately 7%, 16% and 10% of total revenues in 2001, 2000 and 1999, respectively.

Employees

            As of December 31, 2001, the Company employed 230 technology and support professionals. Of these employees, 36 were involved in IT Consulting and managed care implementations (TMI), 20 in infrastructure services (ISG), 39 in application implementation (RHI), 41 in integration services (Sentient), 49 in help desk outsourcing (RTC), and 45 in sales and marketing, finance, human resources, recruiting and administrative. The Company utilizes internal and external recruiters for the hiring of its technical and support professionals. The Company also has an internal referral bonus program throughout the organization to encourage employees to refer or recommend qualified professionals for employment with the Company. Referring employees are rewarded with a bonus for each candidate hired by the Company. The Company's employees are not represented by a labor union and the Company's management believes that its relationship with its employees is good.

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

            During 2001, the Company named Daniel J. Malcolm as its Chief Marketing Officer and President of its Technology Services division. This transition of management personnel may adversely affect the Company's operating performance, given the time required for new senior personnel to assimilate and manage effectively its business operations.

The Company depends on a small number of large customers to provide a significant portion of its revenues.

            The Company receives a significant portion of its revenues from a relatively small number of large customers, some of which operate under a single contract, and expects this pattern to continue in the future. As a percentage of total revenues, its five largest customers accounted for approximately 33% for the year ended December 31, 2001, 33% for the year ended December 31, 2000, and 26% for the year ended December 31, 1999.

            The loss of any large customer relationship could materially and adversely affect its revenues and financial condition. If the Company loses one of these large customers, then the Company will face significant challenges in finding other engagements on which to staff these employees. Delays in reassigning and the resulting under-utilization of these employees would negatively impact its operating results and financial condition.

            On February 27, 2001, the Company's then largest client, SMHN, notified the Company of its intent to terminate the outsourcing agreement with the Company. The parties agreed to terminate the outsourcing agreement effective March 31, 2001. The client accounted for approximately 7%, 16% and 10% of revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

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

            The industry for healthcare information technology services has a large number of participants and is subject to rapid change and intense competition. In addition, many of its competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. The Company currently competes against:

      . consulting firms such as First Consulting Group, Inc. and Superior Consultant Holdings Corporation and the consulting divisions of the major accounting firms;

      . healthcare information technology companies such as the Trizetto Group, McKesson/HBOC and Siemens Medical Solutions;

      . system integrators such as Science Applications International Corporation, Electronic Data Systems Corporation and Perot Systems Corporation; and

      .     telecommunications providers and network equipment vendors.

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

      . uncertain level of spending on IT before, during and after HIPAA compliance;

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

      Although the Company's revenues fluctuate from quarter to quarter, the substantial majority of its operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed. The Company expects these costs to increase in the future as it intends to grow its business and correspondingly expand its resources, such as additional applications consultants, programmers, database administrators, network engineers and system analysts and other employees and new offices, systems and other infrastructure. Accordingly, a variation in the timing of the commencement or completion of customer projects or contracts, particularly at or near the end of any quarter, may cause significant variations in operating results from quarter to quarter and could result in losses for a particular quarter. In addition, an unanticipated delay or termination of a major project or contract, or a series of smaller projects or contracts, could require it to maintain or terminate under-utilized employees, which could result in higher than expected expenses during a quarter.

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

The Company's customers may defer, modify or cancel a project on short notice.

            Many of the Company's consulting contracts are cancelable by the customer upon 30 days written notice. When a customer defers, modifies or cancels a project, the Company must rapidly redeploy its technical and other personnel to other projects to minimize the under-utilization of employees and the resulting adverse impact on its operating results. Furthermore, its operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, any termination, significant reduction or modification of its business relationships with any significant customers or with a number of smaller customers could materially and adversely affect its operating results.

Future sales of the Company's common stock in the public market could adversely affect the price of its common stock and its ability to raise additional equity capital.

            The sale of substantial amounts of its common stock in the public market, the prospect of these sales or the sale or issuance of convertible securities or warrants could affect adversely the market price of the Company's common stock. Of the 21,555,228 shares outstanding as of March 25, 2002, 14,611,788 shares of common stock are freely tradable without restriction in the public market, unless the shares are held by "affiliates" of the Company as defined in Rule 144 under the Securities Act of 1933, or are otherwise required to comply with specific sale volume limitations and other restrictions under Rule 144. The remaining 6,943,440 shares are "restricted securities" as defined in Rule 144. In September 1999, the Company registered 2,750,000 shares of common stock that will be freely tradable upon conversion of the 2,181,818 outstanding shares of Series A convertible preferred stock. In addition, the Company has registered on a Form S-8 Registration Statement an aggregate of 5,000,000 shares of common stock under the DAOU Systems, Inc. 1996 Stock Option Plan. An additional 1,475,000 shares of common stock were subject to options issued outside of the Company's 1996 Stock Option Plan. In December 2000, the Company also registered an aggregate of 1,500,000 shares of common stock under the Daou Systems, Inc. Employee Stock Purchase Plan. The Company has also issued warrants exercisable for 3,540,000 shares of common stock exercisable at $.001 per share. The Company has the obligation to register the shares of common stock deliverable upon exercise of the warrants. During 2001, the Company sold 4,300,000 shares of restricted common stock to four officers and directors of the Company in return for full-recourse promissory notes. The Company has the obligation to register such shares of common stock.

The Company may be sued if its integration, web-based, computer network systems or software application services fail to provide accurate, reliable and timely information to healthcare providers.

            DAOU's integration services, web-based, computer network systems and software application services are designed to provide access to and accurate delivery of a wide range of information within a healthcare organization, including information used by clinicians in the diagnosis and treatment of patients. If a computer network system or software application that the Company installed or maintains fails to provide accurate, reliable and timely information to a patient's healthcare provider, and, as a result, that patient is injured, then either the patient or the healthcare provider might bring a claim against the Company based on its installation or management of the computer network system. In addition, the Company may be sued if a patient is injured because of a service that the Company have performed or failed to perform for the healthcare provider organization. Although the Company maintains errors and/or omissions insurance, this insurance coverage may not adequately cover any claims asserted against the Company. In addition, appropriate insurance may not continue to be available to the Company in the future at commercially reasonable rates.

Fixed-price and fixed-time frame contracts may adversely affect its profitability if the Company does not accurately estimate the resources and time required to complete these contracts.

            The Company offers a portion of its computer network system, consulting services and outsourcing services on a fixed-price, fixed-time frame basis. Consequently, the Company bears the risk of cost over-runs in connection with these projects. DAOU's failure to estimate accurately the resources and time required for a project or its failure to complete its contractual obligations within the committed fixed-time frame could reduce its profit or cause a loss. In addition, the amount of time that it takes to complete a project often depends on factors outside of its control, including the customer's existing information technology systems or the customer's lack of resources to devote to the project. The Company might not achieve the profitability and staff utilization that it expects under its fixed-price and fixed-time contracts, and may even incur losses on these contracts in the future.

The Company's long sales and project delivery cycles expose it to potential losses.

            DAOU's sales process for network implementation, managed care implementation and outsourcing projects is often subject to delays associated with the lengthy approval process that typically accompanies significant capital expenditures by its customers. During this process, the Company expends substantial time, effort and resources marketing its services, preparing contract proposals and negotiating contracts. Any failure to obtain a signed contract and receive payment for its services after expending significant time, effort and resources could materially and adversely affect its revenues and financial condition.

The Company's officers and directors have the power to influence the election of directors and the passage of stockholder proposals because they collectively hold a substantial number of shares of its common stock.

            As of March 25, 2002, the Company's executive officers, directors and affiliated persons beneficially owned approximately 46.8% of the outstanding shares of common stock. As a result, these stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may delay or prevent a change in control of the Company.

The consolidation and changing regulatory environment of the healthcare industry may reduce the size of its target customer market and result in the termination of customer contracts.

            The Company receives substantially all of its revenues from customers involved in the healthcare industry. Consequently, its business is vulnerable to changing conditions affecting this industry. Many healthcare provider organizations are combining through affiliation and consolidation to create larger organizations with greater regional market power and are forming affiliations for purchasing products and services. This consolidation could reduce its target market and result in the termination of customer contracts. In particular, some of its customers have scaled back or terminated their relationship with the Company following their acquisition, and this trend may continue in the future. Moreover, consolidated enterprises or affiliated enterprises may try to use their greater bargaining power to negotiate reductions in the amounts paid to the Company for its services. Any reduction in the size of its target market or failure to maintain adequate price levels could materially and adversely affect its revenues and financial condition. In addition, new regulations governing the standardization and security for healthcare information under the recently enacted Health Insurance Portability and Accountability Act of 1996 (HIPAA) could significantly impact the amount, timing and types of services requested by customers.

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

      Based upon the historical performance of its common stock, the Company anticipates that the future price of its common stock may be subject to wide fluctuations because of announcements of:

      .     loss of a large customer;

      .     quarterly fluctuations in its operating results

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

The Company intends to expend significant amounts of capital on marketing and sales activities and capital expenditures over the next twelve months and there can be no assurance that these expenditures will result in increased sales and or additional revenues.

      The Company, after stabilizing its deteriorating cash position in 2001, has made the decision to invest approximately $5.0 million to $7.0 million for marketing and sales activities and capital expenditures over the next twelve months in an effort to increase revenues in its core markets in which selling cycles are usually measured in months or even years. While the Company believes it has sufficient cash on hand to fund both its ongoing operations and these planned expenditures, there are no assurances that this strategy will achieve its objectives or that the additional revenues so generated, if any, will result in a profit or the recovery of the cash invested.

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

Item 2: Description of Properties.

The Company leases the following office space for its principal administrative, operating, support and training facilities:

                      Approximate
Location            Square Footage   Expiration         Principal Use
------------------------------------------------------------------------------------------------
San Diego, CA           13,000       April 15, 2002     Corporate office facility             (2)
Kensington, MD          21,000       February 2004      Operating and support facilities
Alexandria, VA          21,000       May 2005           Operating and support facilities      (1)
Alexandria, VA           4,000       June 2005          Operating and support facilities      (1)
Indianapolis, IN         6,000       April 2002         Operating and support facilities
Mountainside, NJ         4,000       November 2003      Operating and support facilities      (1)
Exton, PA                4,000       April 8, 2002      Operating and support facilities      (2)
Exton, PA               13,400       March 2009         Corporate office facility

(1)   Portions of the property have been subleased.
(2) The Company renegotiated the terms of this lease to be on a month-to-month basis due to the move of the Corporate headquarters to Exton, Pennsylvania in March 2002.

            The Company continually evaluates the adequacy of its existing facilities and believes that its current and planned facilities will be adequate for the next twelve months.

Item 3: LEGAL PROCEEDINGS.

                    IN RE DAOU SYSTEMS SECRITIES LITIGATION
                    ---------------------------------------

            On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its former officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs and they filed a second amended consolidated class action complaint on January 21, 2000. The new complaint realleges the same theory of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. Claims are pleaded under both the 1993 Securities Act (relating to the Company's initial public offering) and section 10b of the 1934 Securities Exchange Act. The complaint was brought on behalf of a purported class of investors who purchased the Company's Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. As with their Federal court counterparts, they do not allege specific damage amounts. On April 1, 1999, a consolidated amended class action was filed on behalf of the same plaintiffs and this new state complaint alleges the same factual basis as is asserted in the the federal litigation. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss that was filed on February 22, 2000 in the federal litigation. That motion was granted on March 27, 2002, but the Court extended to plantiffs the opportunity to file a third amended complaint no later than April 16, 2002. If they fail to do so in the time allotted, the Court will dismiss the case with prejudice without further notice to the parties. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

                       DICKSON V DAOU SYSTEMS, INC. ET AL
                       ----------------------------------

            On February 27, 2002, a complaint was filed against certain of the Company's former officers and directors as well as Daou On-Line, Inc. in the Superior Court of New Jersey located in Bergen County. A First Amended Complaint was filed on March 1, 2002 adding the Company and its former Chief Financial Officer as parties-defendant. The gravamen of the First Amended Complaint is two-fold. First, it alleges Daou's financial statements were misleading and fraudulently induced the plaintiff to merge his Company with Daou. Second, the First Amended Complaint alleges breach of an indemnification and severence agreement obligating the Company to defend the plaintiff in a lawsuit filed by Traci Melia, a former employee. Neither the Complaint nor the First Amended Complaint allege specific damage amounts. While the Company has been served, proper service has not been effected upon the balance of the defendants. Because it was served, the Company needs to answer or otherwise responsively plead by April 11, 2002.

Item 4: Submission of Matters to a Vote of Security Holders.

            No matters were submitted to a vote of stockholders during the fourth quarter of 2001.

Part II

Item 5: Market for Common Equity and Related Stockholder Matters.

            The Company's shares of Common Stock have traded on the Over the Counter Bulletin Board (OTCBB) since April 25, 2001 under the symbol DAOU. The Company's shares of Common Stock traded on the Nasdaq National Market System under the symbol DAOU from February 12, 1997 through April 24, 2001. The following table sets forth the high and low closing bid information for the common stock. Bid quotations reflect interdealer prices without retail mark-up or mark-down and may not necessarily represent actual transactions.

                                             Common Stock
                                           HIGH         LOW
                                        ----------------------

                    2001
                    -----------
                    1st Quarter ...... $ 0.789         $ 0.289
                    2nd Quarter ......   0.500           0.140
                    3rd Quarter ......   0.710           0.310
                    4th Quarter ......   1.280           0.410

                    2000
                    -----------
                    1st Quarter ...... $ 5.250         $ 3.000
                    2nd Quarter ......   3.313           1.500
                    3rd Quarter ......   2.750           0.875
                    4th Quarter ......   0.875           0.344

            On March 25, 2002, the closing bid and ask prices of the Company's Common Stock were $1.07 and $1.10, respectively. As of March 25, 2002, there were 119 holders of record of common stock.

Dividend Policy

            DAOU has never declared nor paid cash dividends on its capital stock. The Company currently intends to retain any earnings for future growth and, therefore, does not intend to pay any cash dividends in the foreseeable future.

            The Company issued Series A Preferred Stock on July 26, 1999. Holders of the Series A Preferred Stock were initially entitled to receive cumulative dividends at the rate of six percent per annum, payable in the form of shares of Series A Preferred Stock until the second anniversary date of the purchase date. Such dividend rate increased to 7% on July 26, 2001 and shall continue to increase an additional one-percent per annum for each successive year after the second anniversary of the purchase date. As of December 31, 2001, the Company has accrued but undeclared preferred stock dividends of $1.9 million payable in shares of Series A Preferred Stock.

            On November 9, 2000, as a consequence of the resignation of Larry Grandia, the Company's former Chief Executive Officer, holders of the Series A Preferred Stock had the right to cause the Company to redeem their Series A Preferred Stock for approximately $12.9 million. The holders of the Series A Preferred Stock and the Company entered into an agreement whereby the holders of the Series A Preferred Stock permanently waived their redemption rights in return for $2.0 million in cash and warrants to purchase 3,540,000 shares of the Company's common stock exercisable at $0.01 per share. The total consideration of this transaction was valued at approximately $4.1 million and for financial reporting purposes was recorded as a one-time dividend in the fourth quarter of 2000.

Recent Sales of Unregistered Securities

            On July 24, 2001, the Company sold 150,000 shares of restricted common stock in a private placement pursuant to Section 4(2) of the Securities Act, at the July 24, 2001 closing price of $.52 per share to an executive officer of the Company, in exchange for a full recourse note receivable that accrues interest at a rate of 6.75% and is due on July 23, 2006.

            On June 1, 2001, the Company sold 4,150,000 shares of restricted common stock in a private placement pursuant to Section 4(2) of the Securities Act, at the June 1, 2001 closing price of $.29 per share to three executive officers of the Company, in exchange for full recourse notes receivable that accrue interest at a rate of 6.75% and which are due on May 31, 2006.

            Although none of these officers has indicated a present intention to sell, the Company is contractually obligated to register these 4,300,000 shares of common stock for resale.

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

                                                                                       Years ended December 31,
                                                                        1997        1998         1999        2000        2001
                                                                       --------------------------------------------------------
Revenues                                                               $68,656   $ 104,784    $ 103,400    $ 63,748    $ 41,082
Cost of revenues                                                        45,154      78,021       75,927      52,781      29,593
                                                                       --------------------------------------------------------
Gross profit                                                            23,502      26,763       27,473      10,967      11,489

Operating expenses:
    Sales and marketing                                                  7,780      12,203       10,398       5,744       3,360
    General and administrative                                          12,425      18,456       25,071      17,973      10,239
    Restructuring charges                                                   --          --           --       2,133       1,263
    Merger and related expenses                                            718       2,825           --          --          --
                                                                       --------------------------------------------------------
   Total operating expenses                                             20,923      33,484       35,469      25,850      14,862
                                                                       --------------------------------------------------------

Income (loss) from operations                                            2,579      (6,721)      (7,996)    (14,883)     (3,373)
Interest income,  net                                                      873         163          779         699         421
                                                                       --------------------------------------------------------

Income (loss) before income taxes                                        3,452      (6,558)      (7,217)    (14,184)     (2,952)
Provision (benefit) for income taxes                                       947        (802)       1,761          --          --
                                                                       --------------------------------------------------------
Net income (loss)                                                        2,505      (5,756)      (8,978)    (14,184)     (2,952)
Dividends on preferred stock                                                --          --         (308)     (4,837)       (854)
                                                                       --------------------------------------------------------

Net income (loss) available to common stockholders                     $ 2,505   $  (5,756)   $  (9,286)   $(19,021)   $ (3,806)
                                                                       ========================================================

Net income (loss) available to common stockholders per common share:

        Basic                                                          $  0.15   $   (0.33)   $   (0.52)   $  (1.07)   $  (0.22)
                                                                       ========================================================

        Diluted                                                        $  0.15   $   (0.33)   $   (0.52)   $  (1.07)   $  (0.22)
                                                                       ========================================================

Shares used in computing net income (loss) per common share:

        Basic                                                           16,231      17,657       17,697      17,712      17,682
                                                                       ========================================================

        Diluted                                                         17,246      17,657       17,697      17,712      17,682
                                                                       ========================================================
Cash, cash equivalents, restricted cash and short-term
    investments                                                        $18,288   $   7,780    $  15,548    $ 10,586    $ 15,074
Total assets                                                            54,105      54,517       46,060      26,832      24,384
Long-term debt, less current portion                                        49          26           --          --          --
Redeemable convertible preferred stock                                      --          --       11,382          --          --
Total stockholders' equity                                              41,837      34,775       24,974      20,360      17,368

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

Recent Developments

            In late March of 2002, the Company began moving its corporate headquarters from San Diego, California to Exton, Pennsylvania. The Company expects to complete the move by mid-April of 2002. In connection with this move, the Company recorded a one-time charge of approximately $1.3 million in the fourth quarter of 2001 related to the buyout of its office lease in San Diego, as well as certain expenses related to the reduction of staff and consolidation of marketing and administrative staff in Exton, Pennsylvania.

Overview

            DAOU designs, implements, secures and manages IT applications and infrastructure essential to U.S. healthcare organizations. The Company has provided IT services to approximately 1,500 customers, including many of the nation's hospitals, top 100 IDNs, government healthcare organizations, insurance companies and managed care organizations. DAOU's HIT offerings include planning, procurement, implementation and support of traditional applications, design and deployment of IT infrastructure components essential to delivering and securing access to applications across the enterprise, and long-term management of complex information technologies through its RTC business unit, which provides Help Desk and Network Management services. DAOU currently has approximately 230 employees.

            On February 6, 2001, DAOU announced that it had consolidated its five subsidiary operating companies into two operating divisions: Application Services and Technology Services. During 2001, based primarily on management's decision to discontinue certain unprofitable lines of businesses, the business units within these divisions were changed and renamed. The Application Services division combines the Company's TMI business unit (formerly referred to as the IT Consulting and Managed Care Implementation group) and the RHI business unit (formerly referred to as the Application Implementation group). The Technology Services division is the combination of the Company's ISG business unit (formerly referred to as the Communications Infrastructure group); the Sentient business unit (formerly referred to as the Application Development and Integration group), and the RTC business unit (formerly referred to as the Outsourcing group). The Company's former Internet and Electronic Commerce unit (formerly known as Enosus) was combined with the Sentient business unit as the result of the Enosus business line offerings being discontinued in early 2001.

            DAOU's Application Services division, through its TMI and RHI business units, provides strategic IT consulting and planning services, including HIPAA consulting and remediation, managed care system implementation, post-implementation support, transition management and interim staffing. The Technology Services division provides services focused on two vital components of a healthcare organization's infrastructure: the information technology itself and the experts who manage it. TSD provides solutions in key areas, including deployment of the network infrastructure, helping clients extend the value of legacy systems and enabling them to work with emerging technologies, web development and integration projects, and long-term management of complex information technologies, including help desk solutions and network management.

            The Company's service offerings are segmented into the following operating divisions and service lines:

            Application Services

            . TMI (formerly referred to as IT consulting and managed care implementation) - performs strategic IT consulting, HIPAA consulting and remediation, managed care system implementation and post-implementation support to help healthcare management meet their business and IT objectives and anticipate and plan their future IT needs.

            . RHI (formerly referred to as Application implementation) - supplies hospitals and other healthcare organizations with temporary, certified consultants who are capable of installing and servicing the most common healthcare software applications.

            Technology Services

            . ISG (formerly referred to as Communications infrastructure) - focuses on IT infrastructure solutions for healthcare enterprises, including IDNs, hospitals and large academic medical centers. ISG services include the design and delivery of network infrastructure and the underlying components essential to delivering information and securing access to applications across the healthcare enterprise. The group supports healthcare organizations in all stages of infrastructure design and implementations, from the requisition and purchase of hardware to the installation and support of turn-key data networks.

            . Sentient (formerly referred to as Application Development and Integration service) - Sentient capabilities include building and supporting the M/MUMPS-based systems typically used by government-run healthcare organizations and focuses on integration of the customers information systems within government healthcare with existing or new infrastructure that allow healthcare organizations to share and access data housed across multiple platforms and environments.

            . RTC (formerly referred to as Outsourcing) - performs a full range of IT outsourcing services including co-source or outsource of call centers, help desks, desktop support, server management, network management, voice management and complete IT department outsourcing.

            The Company's service offerings represent aggregated end-to-end healthcare IT solutions. Depending on the specific needs of its customers, the Company's relationships may begin anywhere along the IT solution process, growing within one of the groups or developing cohesively across the complete end-to-end IT solution process from conceptualization to operation.

            The Company provides its professional services primarily on a "time and expense" project basis, under which revenues are recognized as the services are performed. Billings for these services occur on a semi-monthly or monthly basis. The Company also provides support, management and help desk services, which revenues are recognized ratably over the period that these services are provided. Prior to 1999, the majority of the Company's contract services were generally provided on a fixed-fee basis. Revenues on fixed-fee contracts are recognized using the percentage-of-completion method with progress to completion measured by labor costs incurred to date compared to total estimated labor costs. The Company's gross margin with respect to fixed fee contracts varies significantly depending on the percentage of such services consisting of third-party products (with respect to which the Company obtains a lower margin) versus professional services.

            Payments received in advance of services performed are recorded as deferred revenues. Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition. The resulting revenues recognized in excess of amounts billed and project costs are included in contract work in progress on the Company's balance sheet.

            The Company's time and expense projects generally range from three to six months, although certain projects have been for periods in excess of a year. The TMI payor implementation engagements typically average six months but may vary depending on the size and complexity of the project. The RTC group generally provides services in multi-year engagements on a price per call or price per node basis.

            The Company often hires employees in anticipation of commencement of a project, and if delays in contract signing occur, the Company's gross margin could vary due to the associated loss of revenues to cover fixed labor costs.

Results of Operations

      The following table sets forth, for the years indicated, certain statement of operations data as a percentage of net revenues.

                                                    Years Ended December 31,
                                                2001         2000         1999
                                                ----         ----         ----
Revenues                                         100 %        100 %        100 %
Cost of revenues                                  72           83           73
                                                ----         ----         ----
Gross profit                                      28           17           27
Operating expenses                                33           37           34
Restructuring charges                              3            3           --
                                                ----         ----         ----
Loss from operations                              (8)         (23)          (7)
Interest income, net                               1            1            1
                                                ----         ----         ----
Loss before income taxes                          (7)         (22)          (6)
Provision for income taxes                        --           --            2
                                                ----         ----         ----
Net loss                                          (7)%        (22)%         (8)%
                                                ====         ====         ====

Years Ended December 31, 2001 and 2000

            The Company's revenues decreased 35%, or $22.6 million, to $41.1 million for the year ended December 31, 2001 from $63.7 million for the year ended December 31, 2000. This decrease is primarily due to the previously announced termination by the Company of certain large outsourcing contracts, its decision to exit certain unprofitable lines of businesses and continued softened demand for services in the Company's core health care information technology
(IT) business. Revenues from third-party material sales decreased to $997,000 in 2001 from $4.7 million in 2000.

            Services to the Company's five largest customers accounted for $13.5 million of revenues for the year ended December 31, 2001, representing 33% of total revenues, with one customer in the Sentient business group accounting for 9.7% of total revenues. This compares to revenues from the five largest customers for the year ended December 31, 2000 totaling $21.0 million, or 33% of total revenues. One customer, included in the five largest customers for each of the years, exercised its right to terminate its outsourcing contract as of March 31, 2001. This customer accounted for $3.0 million in revenues for the year ended December 31, 2001, or 7.3% of total revenues, and accounted for $10.1 million in revenues, representing 16% of total revenues, for the year ended December 31, 2000.

            Cost of revenues decreased 44%, or $23.2 million, to $29.6 million for the year ended December 31, 2001 from $52.8 million for the year ended December 31, 2001 primarily due to the 35% decrease in revenues and the Company's efforts to reduce headcount and other costs of revenues to maximize productivity at the current revenue levels.

            Gross margin increased to 28% for the year ended December 31, 2001 as compared to 17% for the year ended December 31, 2000. This increase is primarily attributable to the Company's efforts to eliminate unprofitable lines of businesses, reduce costs and more effectively manage the Company's workforce resulting in higher utilization. Also, in February 2000, the Company formed its Enosus subsidiary division to provide Internet and eCommerce services. Start up investments in Enosus further reduced gross margin during 2000. The Company previously announced that its Enosus subsidiary was merged into the Company's ISG business unit in December 2000.

            Sales and marketing expenses decreased 41%, or $2.3 million, to $3.4 million for the year ended December 31, 2001 as compared to $5.7 million for the year ended December 31, 2000, primarily due to the reduction in sales staff and related expenditures as a result of consolidation, integration of the sales and marketing functions and the Company's withdrawal from certain unprofitable lines of businesses. Sales and marketing expenses were 8% and 9% of total revenues for the years ended December 31, 2001 and 2000, respectively. The Company expects its sales and marketing expenses to increase by approximately $3 million in 2002 and subsequent periods as the Company reinvests in marketing and sales programs to generate renewed interest in the Company's offerings, as well as opportunities related to emerging healthcare information technologies.

            General and administrative expenses decreased $7.8 million, or 43%, to $10.2 million for the year ended December 31, 2001 as compared to $18.0 million for the year ended December 31, 2000, primarily due to efficiencies realized with the consolidation and integration of certain general and administrative functions of the divisions. During 2000, the Company completed the implementation of its ERP system and has been able to centralize certain functions into the corporate office and reduce overhead costs as a result. General and administrative expenses were 25% and 28% of total revenues for the years ended December 31, 2001 and 2000, respectively.

            The Company recorded restructuring charges for the year ended December 31, 2001 totaling $1.3 million primarily related to the consolidation and relocation of its corporate offices with existing facilities in Exton, Pennsylvania. The restructure charge consisted of approximately $953,000 related to the closure and combination of certain facilities and approximately $310,000 related to severance costs. The Company recorded restructuring charges for the year ended December 31, 2000 totaling $2.1 million. These charges resulted primarily from severance costs related to a workforce reduction and the costs related to the closure and combination of certain facilities. The Company implemented the restructuring plan in order to improve its overhead cost structure and to refocus operations into areas in which the Company believes it has a core competency. The Company believes the restructuring was necessary due to the significant decline in revenue and gross margin in 2000 as compared to 1999. The restructuring charges recorded in 2000, includes the estimated costs of workforce reductions of $1.1 million and the closure and combination of certain facilities in periods subsequent to December 31, 2000 of $1.0 million. The Company believes these estimates reflect the anticipated costs to complete the restructuring plans. At December 31, 2001, approximately $1.9 million of the total $2.1 million restructuring charge recorded during 2000 had been paid out. As of December 31, 2001, the Company had incurred approximately $209,000 of the restructuring charges recorded in the fourth quarter of 2001.

            Other income (expense), net, decreased 40%, or $278,000 to $421,000 for the year ended December 31, 2001 as compared to $699,000 for the year ended December 31, 2000. This other income is comprised primarily of interest income on cash and cash equivalents, and investments. Interest expense consists primarily of interest associated with the Company's business line of credit. This decrease in other income (expense), net, was primarily due to a decrease in interest rates during 2002.

            The effective income tax rate for the year ended December 31, 2001 and 2000 was 0%. Due to the Company's current operating loss and the loss carryforwards, no provision for taxes was recorded in either year.

Years Ended December 31, 2000 and 1999

            The Company's revenues decreased 38%, or $39.7 million, to $63.7 million for the year ended December 31, 2000 from $103.4 million for the year ended December 31, 1999, due to a decrease in revenue primarily in the applications implementation segment and from continued weakness in the Company's core health care IT business. Management attributes such weakness to reduced demand for such services as compared to fiscal year 1999 in which customers dedicated more resources to information technology matters in light of Year 2000 issues. Revenues from third-party material sales decreased to $4.7 million in 2000 from $18.5 million in 1999. In addition, 1999 revenues included approximately $2.8 million from its former cabling division, DAOU On-Line, Inc. and an outsourcing contract the Company terminated in early 1999.

            Services to DAOU's five largest customers accounted for $21.0 million of revenues for the year ended December 31, 2000, representing 33% of total revenues. One of the top five customers, which accounted for $10.1 million in revenues for the year ended December 31, 2000, representing 16% of total revenues, exercised its right to terminate its outsourcing contract as of March 31, 2001.

            Cost of revenues decreased 30%, or $23.1 million to $52.8 million for the year ended December 31, 2000, from $75.9 million for the year ended December 31, 1999, primarily due to reduced material and employee costs as a result of the decrease in revenues. The Company decreased its workforce significantly during 2000 in the Application Implementation, Communications Infrastructure and Outsourcing divisions.

            Gross margin decreased to 17% for the year ended December 31, 2000 as compared to 27% for the year ended December 31, 1999, as a result of the significant reduction in revenues, which caused significantly lower labor utilization rates throughout all of the Company's divisions. The Company also experienced slightly increased employee costs and expenses related to staff reductions while billing rates remained fairly stable. Also, in February 2000, the Company formed its Enosus subsidiary division to provide Internet and eCommerce services. Start up investments in Enosus further reduced gross margin.

            Sales and marketing expenses decreased 45%, or $4.7 million, to $5.7 million for the year ended December 31, 2000 as compared to $10.4 million for the year ended December 31, 1999, primarily due to a reduction in sales staff and related expenditures as a result of consolidation and integration of the sales and marketing functions of acquired companies. Also, in the second quarter of 2000, the Company reorganized and reduced its sales force. Sales and marketing expenses were 9% and 10% of total revenues for the years ended December 31, 2000 and 1999, respectively.

            General and administrative expenses decreased 28%, or $7.1 million, to $18.0 million for the year ended December 31, 2000 as compared to $25.1 million for the year ended December 31, 1999, primarily due to efficiencies realized with the consolidation and integration of certain general and administrative functions of the divisions. During 2000, the Company completed the implementation of its ERP system and was able to centralize certain functions into the corporate office and reduce overhead costs as a result. Additionally, in 1999 the Company had increased costs related to staffing and infrastructure requirements at the beginning of 1999 to support growth and integration of acquired companies, executive management severance, the closure of DAOU-On Line, increased legal fees resulting from the stockholder litigation, and increased bad debt expenses. General and administrative expenses were 28% and 24% of total revenues for the years ended December 31, 2000 and 1999, respectively. The increase was primarily due to certain fixed administrative expenses that remained in place in 2000 while revenues were declining.

            The Company recorded restructuring charges for the year ended December 31, 2000 totaling $2.1 million primarily due to severance costs related to a workforce reduction and the costs related to the closure and combination of certain facilities. The Company implemented the restructuring plan in order to improve its overhead cost structure and to refocus operations into areas in which the Company believes it has a core competency. The Company believes the restructuring was necessary due to the significant decline in revenue and gross margin in 2000 as compared to 1999. The restructuring charges recorded in 2000, includes the estimated costs of workforce reductions of $1.1 million and the closure and combination of certain facilities in periods subsequent to December 31, 2000 of $1.0 million. The Company believes these estimates reflect the anticipated costs to complete the restructuring plan. However, the loss of the Company's SMHN outsourcing agreement and other unanticipated events may result in additional restructuring expenses in the future. As of December 31, 2001, approximately $1.9 million of the $2.1 million restructure charge had been paid out.

            Other income (expense), net, decreased 10%, or $80,000, to $699,000 for the year ended December 31, 2000 as compared to $779,000 for the year ended December 31, 1999. This other income is comprised primarily of interest income on cash and cash equivalents, and investments. Interest expense consists primarily of interest associated with the Company's business lines of credit. The slight decrease in net other income (expense), net, was primarily due to a $546,000 gain from the sale of investments recorded in 1999 offset by increased interest income due to higher average cash reserves available for investment and reduced interest expense due to the payoff of outstanding debt in 1999.

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

Income Taxes

            In 2001, 2000 and 1999, the effective tax rates were 0%, 0% and 56%, respectively. Due to the Company's current operating loss and the loss carryforwards, no provision for taxes was recorded in 2001 and 2000. In 1999, the effective income tax rate was different from the expected federal statutory rate due to a provision for taxes to reserve the Company's net deferred tax assets attributable to income tax benefits received in prior years.

Liquidity and Capital Resources

            On December 31, 2001, the Company had working capital of $16.3 million, a decrease of $1.6 million from $17.9 million on December 31, 2000. The decrease is primarily attributable to the decrease in accounts receivable balances as a result of lower revenues and increased collection efforts.

            For the year ended December 31, 2001, cash provided by operating activities was $4.7 million, compared to net cash used in operating activities of $2.4 million for the year ended December 31, 2000. The increase in cash from operations resulted primarily from the Company's $4.1 million decrease in trade receivables as compared to 2000 due to the Company's increased collection efforts in 2001.

            Net cash used in investing activities was $226,000 for the year ended December 31, 2001, compared to $673,000 in the comparable prior period. The decrease in cash used by investing activities was primarily due to decreased purchases of equipment, furniture and fixtures associated with the Company's reduced workforce.

            Net cash used in financing activities was $113,000 for the year ended December 31, 2001, compared to cash used in financing activities of $1.9 million in the comparable prior period. This decrease was primarily the result of the $2.0 million cash portion of the one-time dividend paid to the holders of the Series A Preferred Stock in 2000.

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

            The Company has contractual obligations, principally under operating lease agreements, as follows: due within one year - $1,520,000; due in one to three years - $2,437,000; due in four to five years - $812,000; and due after five years - $631,000.

            The Company expects to spend approximately $5.0 million to $7.0 million over the next 12 months on increased marketing and sales activities and capital expenditures. The Company intends to fund these expenditures from cash on hand. There is no assurance that these expenditures will result in increased sales or additional revenues.

            Although the Company has an accumulated deficit as of December 31, 2001, the Company believes that its available funds together with anticipated cash from operating activities will be sufficient to meet its capital requirements for the foreseeable future. The Company may sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities or issuance of equity securities in future acquisitions would result in dilution to the Company's stockholders and the incurrence of additional debt could result in additional interest expense. However, there can be no assurance that the Company will be able to sell additional equity or debt securities, or be able to obtain additional financing on acceptable terms, if at all. See "Risk Factors -- Future sales of the Company's common stock in the public market could adversely affect the price of its common stock and its ability to raise additional equity capital."

CRITICAL ACCOUNTING POLICIES

            Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, stock-based compensation, and income taxes. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

            We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

            The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 requires that the following criteria be met in determining whether revenue has been earned:

            .     Persuasive evidence of an arrangement,

            .     Services have been delivered,

            .     Price is fixed and determinable, and

            .     Collectibility is reasonably assured.

            The Company has the following types of revenue recognition: i) services performed on a hourly basis, ii) services performed on a fixed fee basis and iii) sales of material and maintenance contracts. In general, the Company enters into contracts with customers to provide services at a specified fee or rate per hour. Revenue from professional services is recognized primarily on an hourly basis. Revenue from technical support, network management and RTC services is recognized as the services are performed. Contract revenue for the development and implementation of network solutions under fixed-fee contracts is recognized using the percentage-of-completion method with progress to completion measured by labor costs incurred to date compared to total estimated labor costs. Provisions for estimated losses on contracts, if any, are made during the period when the loss becomes probable and can be reasonably estimated. Revenues recognized in excess of amounts billed and project costs are classified as contract work in progress. Payments received in advance of services performed are recorded as deferred revenue and amortized as the services are performed.

Bad Debt

            We are required to estimate the collectibility of our trade accounts receivable. The Company performs this analysis on a specific customer identification basis. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the credit worthiness of each customer and the age of the customer balances. The Company estimates the amount to reserve for a specific customer by taking into account the age of the receivables and the payment history of the customer. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market environment and changes in client payment history.

Restructuring Charges

            During the years ended December 2001 and 2000, the Company recorded reserves in connection with our restructuring program. These reserves include estimates pertaining to the reduction in employee headcount and the costs of exiting facilities and unused equipment. Although we do not anticipate significant changes, the actual costs may differ from the estimates recorded.

Litigation

            We are currently involved in legal proceedings regarding shareholder litigation and other general legal proceedings. As discussed in Note 10 of our consolidated financial statements, we have not accrued an amount, as we believe that the lawsuits are without merit and intend to defend against them vigorously. We do not believe these proceedings will have a material adverse effect in our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

RECENTLY ISSUED ACCOUNTING STANDARDS

            In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement No. 142, which supersedes APB 17, Intangible Assets, prohibits the amortization of goodwill and indefinite-lived assets. Instead, goodwill and other intangibles with indefinite lives will be tested for impairment on at least an annual basis utilizing a test that begins with an estimate of the fair value of the reporting unit or intangible asset. Previous accounting principles utilized undiscounted cash flows to determine if an impairment had occurred. The Company will adopt SFAS No. 142 beginning in the first quarter of 2002. The Company does not believe the adoption of SFAS No. 141 and 142 will have a material effect on the Company's operations or financial condition.

            In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which will become effective for the Company beginning in fiscal 2003. This Statement establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, the Statement broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist. The adoption of this Statement is not anticipated to have a material impact on the Company's operations or financial condition.

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

Item 8: Financial Statements.

            Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                         Page
                                                                         ----

Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors .....................   F-1

Consolidated Balance Sheets at December 31, 2001 and 2000 .............   F-2

Consolidated Statements of Operations for the years ended
      December 31, 2001, 2000, and 1999 ...............................   F-3

Consolidated Statements of Stockholders' Equity for the  years
      ended December 31, 2001, 2000, and 1999 .........................   F-4

Consolidated Statements of Cash Flows for the years ended
      December 31, 2001, 2000, and 1999 ...............................   F-5

Notes to Consolidated Financial Statements ............................   F-7


Consolidated Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts .......................   27

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
DAOU Systems, Inc.

We have audited the accompanying consolidated balance sheets of DAOU Systems, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DAOU Systems, Inc. at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              /s/ ERNST & YOUNG LLP

San Diego, California
February 14, 2002

                               DAOU Systems, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                       December 31,
                                                                     2001        2000
                                                                   --------------------
Assets
Current assets:
    Cash and cash equivalents                                      $ 14,868    $ 10,504
    Restricted cash                                                     147          --
    Investments, available-for-sale                                      59          82
    Accounts receivable, net of allowance for doubtful accounts
      of $715 and $1,138 in 2001 and 2000, respectively               7,572      11,900
    Contract work in progress                                           310       1,060
    Other current assets                                                328         558
                                                                   --------------------
Total current assets                                                 23,284      24,104

Due from officers/stockholders                                           19          --
Equipment, furniture and fixtures, net                                  970       2,565
Other assets                                                            111         163
                                                                   --------------------
                                                                   $ 24,384    $ 26,832
                                                                   ====================

Liabilities and Stockholders' Equity
Current liabilities:

    Trade accounts payable                                         $  1,004    $    342
    Accrued salaries and benefits                                     3,254       2,273
    Other accrued liabilities                                         1,929       2,944
    Deferred revenue                                                    585         397
    Current portion of severance payable                                193         210
                                                                   --------------------
Total current liabilities                                             6,965       6,166

Deferred rent                                                            --         113
Other long-term liabilities                                              51          --
Severance payable                                                        --         193

Commitments and contingencies

Stockholders' equity:

    Convertible preferred stock, $.001 par value
        Authorized 3,520 shares; issued and outstanding
        2,182 shares at December 31, 2001 and 2000, with
        a liquidation preference of $13,912 and $13,057
        at December 31, 2001 and 2000, including accrued
        dividends                                                         2           2
    Common stock, $.001 par value. Authorized 50,000 shares;
        issued and outstanding 21,556 and 17,831 at December 31,
        2001 and 2000, 992 shares held in treasury at
        December 31, 2001                                                22          18
    Additional paid-in capital                                       53,989      51,614
    Notes receivable from stockholders                               (1,281)         --
    Deferred compensation                                              (261)         --
    Accumulated other comprehensive income                              (72)        (49)
    Accumulated deficit                                             (35,031)    (31,225)
                                                                   --------------------
Total stockholders' equity                                           17,368      20,360
                                                                   --------------------
                                                                   $ 24,384    $ 26,832
                                                                   ====================

See accompanying notes to consolidated financial statements.

                               DAOU Systems, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except for per share data)

                                                             Years ended December 31,
                                                            2001        2000         1999
                                                        ---------------------------------
Revenues                                                $ 41,082    $ 63,748    $ 103,400
Cost of revenues                                          29,593      52,781       75,927
                                                        ---------------------------------
Gross profit                                              11,489      10,967       27,473

Operating expenses:
    Sales and marketing                                    3,360       5,744       10,398
    General and administrative                            10,239      17,973       25,071
    Restructuring charges                                  1,263       2,133           --
                                                        ---------------------------------
                                                          14,862      25,850       35,469
                                                        ---------------------------------
Loss from operations                                      (3,373)    (14,883)      (7,996)
Interest income, net                                         421         699          779
                                                        ---------------------------------
Loss before income taxes                                  (2,952)    (14,184)      (7,217)
Provision for income taxes                                    --          --        1,761
                                                        ---------------------------------
Net loss                                                  (2,952)    (14,184)      (8,978)
Accrued dividends on preferred stock                        (854)     (4,837)        (308)
                                                        ---------------------------------
Net loss available to common stockholders               $ (3,806)   $(19,021)   $  (9,286)
                                                        =================================

Basic and diluted net loss available to common
    stockholders per common share                       $  (0.22)   $  (1.07)   $   (0.52)
                                                        =================================
Shares used in computing basic and diluted net loss
    available to common stockholders per common share     17,682      17,712       17,697
                                                        =================================

See accompanying notes to consolidated financial statements.

                               DAOU Systems, Inc.
                 Consolidated Statements of Stockholders' Equity
              For the Years Ended December 31, 2001, 2000, and 1999

                                 (In thousands)

                                                                                                                    Notes
                                                       Convertible                                                receivable
                                                     preferred stock        Common stock           Additional        from
                                                     ---------------   --------------------         paid-in         stock
                                                     Shares  Amount       Shares     Amount         capital       -holders
                                                     --------------------------------------------------------------------------
Balance at December 31, 1998                            --   $  --        17,689    $     18       $ 38,419       $    --
                                                     --------------------------------------------------------------------------
Issuance of common stock upon exercise of stock
    options                                             --      --            23          --             95            --
Amortization of deferred compensation                   --      --            --          --             --            --
Reversal of deferred compensation for separated
    employees                                           --      --            --          --           (489)           --
Accrued dividends on preferred stock                    --      --            --          --             --            --
Reversal of tax benefit from exercise of
    noncompensatory stock options                       --      --            --          --           (630)           --
Comprehensive loss:
   Net realized gain on investments                     --      --            --          --             --            --
   Net loss                                             --      --            --          --             --            --

Comprehensive loss                                      --      --            --          --             --            --
                                                     --------------------------------------------------------------------------
Balance at December 31, 1999                            --      --        17,712          18         37,395            --
                                                     --------------------------------------------------------------------------
Issuance of common stock upon exercise of stock
    options                                             --      --             1          --              1            --
Issuance of common stock under employee stock
    purchase plan                                       --      --           118          --             54            --
Amortization of deferred compensation                   --      --            --          --             --            --
Reversal of deferred compensation for separated
    employees                                           --      --            --          --            (53)           --
Removal of redemption feature on preferred stock     2,182       2            --          --         11,380            --
Warrants issued to preferred stockholders               --      --            --          --          2,088            --
Accrued dividends on preferred stock                    --      --            --          --            749            --
Comprehensive loss:                                     --      --            --          --             --            --
   Unrealized loss on investments                       --      --            --          --             --            --
   Net loss                                             --      --            --          --             --            --

Comprehensive loss                                      --      --            --          --             --            --
                                                     --------------------------------------------------------------------------
Balance at December 31, 2000                         2,182       2        17,831          18         51,614            --
                                                     --------------------------------------------------------------------------
Issuance of common stock under employee stock
    purchase plan                                       --      --           318          --             85            --
Accrued dividends on preferred stock                    --      --            --          --            854            --
Issuance of common stock and options for services       --      --            99          --             36            --
Purchase of treasury stock                              --      --          (992)         --           (198)           --
Deferred compensation related to  restricted stock
    issued  to employees                                --      --            --          --            321            --
Amortization of deferred compensation                   --      --            --          --             --            --
Issuance of restricted stock in exchange for notes      --      --         4,300           4          1,277        (1,281)
Comprehensive loss:                                     --      --            --          --             --            --
   Unrealized loss on investments                       --      --            --          --             --            --
   Net loss                                             --      --            --          --             --            --

Comprehensive loss                                      --      --            --          --             --            --
                                                     --------------------------------------------------------------------------
Balance at December 31, 2001                         2,182   $   2        21,556    $     22       $ 53,989       $(1,281)
                                                     ==========================================================================

                                                                   Accumulated
                                                                      other                          Total
                                                      Deferred    comprehensive    Accumulated    stockholders'
                                                    compensation     income          deficit         equity
                                                    -----------------------------------------------------------
Balance at December 31, 1998                         $  (980)       $   236          $ (2,918)      $ 34,775
                                                    --------------------------------------------------------
Issuance of common stock upon exercise of stock
    options                                                --            --                --             95
Amortization of deferred compensation                     299            --                --            299
Reversal of deferred compensation for separated
    employees                                             489            --                --             --
Accrued dividends on preferred stock                       --            --              (308)          (308)
Reversal of tax benefit from exercise of
    noncompensatory stock options                          --            --                --           (630)
Comprehensive loss:
   Net realized gain on investments                        --          (279)               --           (279)
   Net loss                                                --            --            (8,978)        (8,978)
                                                                                                    --------
Comprehensive loss                                         --            --                --         (9,257)
                                                    --------------------------------------------------------
Balance at December 31, 1999                             (192)          (43)          (12,204)        24,974
                                                    --------------------------------------------------------
Issuance of common stock upon exercise of stock
    options                                                --            --                --              1
Issuance of common stock under employee stock
    purchase plan                                          --            --                --             54
Amortization of deferred compensation                     139            --                --            139
Reversal of deferred compensation for separated
    employees                                              53            --                --             --
Removal of redemption feature on preferred stock           --            --            (2,000)         9,382
Warrants issued to preferred stockholders                  --            --            (2,088)            --
Accrued dividends on preferred stock                       --            --              (749)            --
Comprehensive loss:                                        --
   Unrealized loss on investments                          --            (6)               --             (6)
   Net loss                                                --            --           (14,184)       (14,184)
                                                                                                    --------
Comprehensive loss                                         --            --                          (14,190)
                                                    --------------------------------------------------------
Balance at December 31, 2000                               --           (49)          (31,225)        20,360
                                                    --------------------------------------------------------
Issuance of common stock under employee stock
    purchase plan                                          --            --                --             85
Accrued dividends on preferred stock                       --            --              (854)            --
Issuance of common stock and options for services          --            --                --             36
Purchase of treasury stock                                 --            --                --           (198)
Deferred compensation related to  restricted stock
    issued  to employees                                 (321)           --                --             --
Amortization of deferred compensation                      60            --                --             60
Issuance of restricted stock in exchange for notes         --            --                --             --
Comprehensive loss:                                        --            --                --
   Unrealized loss on investments                          --           (23)               --            (23)
   Net loss                                                --            --            (2,952)        (2,952)
                                                                                                    --------
Comprehensive loss                                         --            --                --         (2,975)
                                                    --------------------------------------------------------
Balance at December 31, 2001                         $   (261)      $   (72)         $(35,031)      $ 17,368
                                                    ========================================================

See accompanying notes to consolidated financial statements.

                               DAOU Systems, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                              Years ended December 31,
                                                           2001        2000        1999
                                                         --------------------------------
Operating activities
Net loss                                                 $ (2,952)   $(14,184)   $ (8,978)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
    Depreciation and amortization                           1,334       2,388       2,077
    Amortization of deferred compensation                      60         139         299
    Provision for uncollectible accounts                      232         402       1,643
    Issuance of common stock and options for services          36          --          --
    Deferred income taxes                                      --          --       1,311
    Gain on sale of investment                                 --          --        (546)
    Loss on retirement of fixed assets                        362         273          88
    Changes in operating assets and liabilities:
        Restricted cash                                      (147)         --          --
        Accounts receivable                                 4,096       9,610       1,027
        Contract work in progress                             750       1,756       9,456
        Other current assets                                  230         490         258
        Accounts payable and accrued liabilities             (195)     (1,233)     (3,397)
        Accrued salaries and benefits                         981      (1,975)        341
        Deferred revenue                                      188         218        (182)
        Other long-term liabilities                            51          --          --
        Severance payable                                    (210)       (210)       (210)
        Deferred rent                                        (113)        (32)        100
                                                         --------------------------------
Net cash provided by (used in) operating activities         4,703      (2,358)      3,287

Investing activities
Purchase of equipment, furniture and fixtures                (259)       (907)     (1,450)
Decrease (increase) in other assets                            33         156         (10)
Purchases of investments                                       --         (20)         --
Proceeds from sale and maturities of investments               --          --       1,223
Payments from officers/stockholders                            --          98          73
                                                         --------------------------------
Net cash used in investing activities                        (226)       (673)       (164)

Financing Activities
Proceeds from long-term debt and line of credit                --          --         358
Repayments of long-term debt and line of credit                --          --      (5,926)
Proceeds from issuance of common stock                         85          55          95
Proceeds of redeemable convertible preferred stock             --          --      11,074
Payment and issuance costs to remove redemption
  feature of preferred stock                                   --      (2,000)         --
Purchase of treasury stock                                   (198)         --          --
                                                         --------------------------------
Net cash (used in) provided by financing activities          (113)     (1,945)      5,601
                                                         --------------------------------

Increase (decrease) in cash and cash equivalents            4,364      (4,976)      8,724
Cash and cash equivalents at beginning of year             10,504      15,480       6,756
                                                         --------------------------------
Cash and cash equivalents at end of year                 $ 14,868    $ 10,504    $ 15,480
                                                         ================================

Cash paid during the year for:
    Income taxes                                         $     60    $     --    $    213
                                                         ================================
    Interest                                             $     --    $     11    $    262
                                                         ================================

See accompanying notes to consolidated financial statements.

                               DAOU Systems, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                          Years ended December 31,
                                                                           2001       2000     1999
                                                                         ---------------------------
Supplemental disclosure of noncash investing and financing activities:

  Issuance of common stock and options for services                      $    36    $    --    $  --
                                                                         ===========================
  Issuance of restricted common stock in exchange for notes receivable   $ 1,281    $    --    $  --
                                                                         ===========================
  Deferred tax benefit from exercise of noncompensatory options          $    --    $    --    $(630)
                                                                         ===========================
  Accrued preferred stock dividends to preferred stockholders            $   854    $   749    $ 308
                                                                         ===========================
  Issuance of warrants to remove redemption feature of preferred stock   $    --    $(2,088)   $  --
                                                                         ===========================
  Unrealized (loss) gain on investments                                  $   (23)   $    (6)   $   7
                                                                         ===========================

See accompanying notes to consolidated financial statements.

                               DAOU Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

DAOU Systems, Inc. ("DAOU" or the "Company"), a Delaware company, was incorporated in July 1987. DAOU provides applications consulting and implementation, traditional network services, remote help desk and related technology support services, and integrates legacy systems with emerging technologies, such as wireless and other portable computing solutions for the U.S. healthcare industry.

On February 6, 2001, DAOU Systems, Inc. announced that it had consolidated its five subsidiary operating companies into two operating divisions: Application Services (ASD) and Technology Services (TSD).

The Application Services division combines the Company's TMI business unit (formerly referred to as the IT Consulting and Managed Care Implementation group) and the RHI business unit (formerly referred to as the Application Implementation group). The Technology Services division is the combination of the Company's ISG business unit (formerly referred to as the Communications Infrastructure group); the Sentient business unit (formerly referred to as the Application Development and Integration group), and the RTC business unit (formerly referred to as the Outsourcing group). The Company's former Internet and Electronic Commerce unit (formerly known as Enosus) was combined with the Sentient business unit as the result of the Enosus business line offerings being discontinued during 2001.

     DAOU's Application Services division, through its TMI and RHI business units, provides stategic IT consulting and planning services, including HIPAA consulting and remediation, managed care system implementation, post-implementation support, transition management and interim staffing. The Technology Services division provides services focused on two vital components of a healtcare organization's infrastructure: the information technology itself and the experts who manage it. TSD provides solutions in key areas, including development of the network infrasturcture, helping clients extend the value of legacy systems and enabling them to work with emerging technologies, web development and integration projects, and long-term management of complex information technologies, including help desk solutions and network management.

The consolidated financial statements reflect the consolidated financial position and operating results for the Company. All intercompany transactions and accounts have been eliminated.

On December 31, 2000, the Company merged all of its subsidiaries into the parent company, Daou Systems, Inc.

REVENUE RECOGNITION

            The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition In Financial Statements. SAB 101 requires that the following criteria be met in determining whether revenue has been earned:

            .     Persuasive evidence of an arrangement,

            .     Services have been delivered,

            .     Price is fixed and determinable, and

            .     Collectibility is reasonably assured.

            The Company has the following types of revenue recognition: 1) services performed on a hourly basis, 2) services performed on a fixed fee basis and 3) sales of material and maintenance contracts. In general, the Company enters into contracts with customers to provide services at a specified fee or rate per hour. Revenue from professional services is recognized primarily on an hourly basis. Revenue from technical support and network management services is recognized as the services are performed. Contract revenue for the development and implementation of network solutions under fixed-fee contracts is recognized using the percentage-of-completion method with progress to completion measured by labor costs incurred to date compared to total estimated labor costs. Provisions for estimated losses on contracts, if any, are made during the period when the loss becomes probable and can be reasonably estimated. Revenues recognized in excess of amounts billed and project costs are classified as contract work in progress. Payments received in advance of services performed are recorded as deferred revenue and recognized as the services are performed.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which subject the Company to potential concentrations of credit risk consist principally of the Company's accounts receivable. Substantially all of the Company's accounts receivable are from managed care organizations, hospitals and other healthcare providers. The Company performs credit evaluations of its new customers and generally requires no collateral. The Company provides for losses from uncollectible accounts and such losses have historically not exceeded management's expectations.

Services to DAOU's five largest customers accounted for approximately $13.5 million of revenues for the year ended December 31, 2001, representing approximately 33% of total revenues, with one customer in the Company's Sentient business unit accounting for 9.7% of total revenues. Another of the Company's top five customers, with whom their outsourcing agreement was terminated effective March 31, 2001, and was included in the Company's Technology Services division (RTC group), accounted for $3.0 million, $10.1 million and $10.8 million of revenues for the years ended December 31, 2001 , 2000 and 1999, respectively, representing approximately 7%, 16% and 10% of total revenues, respectively.

CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

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

At December 31, 2001, the Company has approximately $147,000 of cash in an escrow account subject to certain withdrawal restrictions. These restrictions lapsed in February 2002.

EQUIPMENT, FURNITURE AND FIXTURES

Equipment, furniture and fixtures are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the remaining lease term.

Software development costs, consisting of internally developed software, are accounted for using Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In accordance with SOP 98-1, internal and external costs incurred to develop internal use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware, and testing. Capitalized internal-use software development costs are included in equipment, furniture and fixtures and are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years.

ADVERTISING EXPENSE

Advertising expenditures are charged to expense as incurred. The Company expensed $14,000, $145,000 and $64,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement No. 142, which supersedes APB 17, Intangible Assets, prohibits the amortization of goodwill and indefinite-lived assets. Instead, goodwill and other intangibles with indefinite lives will be tested for impairment on at least an annual basis utilizing a test that begins with an estimate of the fair value of the reporting unit or intangible asset. Previous accounting principles utilized undiscounted cash flows to determine if an impairment had occurred. The Company will adopt SFAS No. 142 beginning in the first quarter of 2002. The Company does not believe the adoption of SFAS No. 141 and 142 will have a material effect on the Company's operations or financial condition.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which will become effective for the Company beginning in fiscal 2003. This Statement establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, the Statement broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist. The adoption of this Statement is not anticipated to have a material impact on the Company's operations or financial condition.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in the accompanying notes of the financial statements. The actual results could differ from those estimates.

NET LOSS PER SHARE

Net loss per share is computed in accordance with FASB Statement No. 128, Earnings Per Share. Basic net loss per share is computed using the weighted average number of common shares outstanding during each period. Diluted net income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants. In 2001, 2000 and 1999, diluted loss per share is unchanged from basic loss per share because the effects of the assumed conversion of Series A Preferred Stock, stock options and warrants would be antidilutive.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

In March 2000, the Financial Accounting Standards Board ("FASB"), released FASB Interpretation No. 44 ("FIN 44"), Accounting For Certain Transactions Involving Stock Compensation And Interpretation Of APB Opinion No. 25. FIN 44 provides clarification of APB Opinion 25 for certain issues such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its practices are in conformity with this guidance, and therefore FIN 44 had no impact on its financial statements.

2. RESTRUCTURING CHARGES

In connection with the Company's decision to close and combine certain facilities, the Company recorded restructuring charges totaling $1.3 million during the fourth quarter of 2001. These charges include severance costs related to a reduction in workforce of approximately 28 employees and the costs estimated to be incurred in connection with the closure of certain facilities. Such charges were determined in accordance with SEC SAB No. 100, Restructuring And Impairment Charge, and Emerging Issues Task Force (EITF) No. 94-3, Liability Recognition For Certain Employee Termination Benefits And Other Costs To Exit An Activity (Including Certain Cost Incurred In A Restructuring).

During the second and fourth quarters of 2000, the Company recorded restructuring charges totaling approximately $2.1 million in connection with the various actions to reduce the cost structure of the Company. These charges, which were recorded in accordance with SEC SAB No. 100 and EITF No. 94-3, included severance costs related to a reduction in workforce of approximately 50 employees and the closure of certain facilities.

The following table summarizes the restructuring and other related charges recorded, and the related activity to such charges, in the years ended December 31, 2001 and 2000.

                                   Severance costs   Costs related
                                   for involuntary     to closure
                                       employee      combination of
                                    terminations       facilities            Total
                                  ----------------------------------------------------
Year Ended December 31, 2000:
   Reserve established               $1,140,000         $ 993,000          $2,133,000
   Reserve utilized                    (747,000)          (80,000)           (827,000)
                                  ----------------------------------------------------
Balance at  December 31, 2000           393,000           913,000           1,306,000

Year Ended December 31, 2001:
   Reserve established                  310,000           953,000           1,263,000
   Reserve utilized                    (552,000)         (705,000)         (1,257,000)
                                  ----------------------------------------------------
Balance at  December 31, 2001        $  151,000       $ 1,161,000          $1,312,000
                                  ====================================================

3. INVESTMENTS, AVAILABLE-FOR-SALE

Short-term investments, available-for-sale, consist of the following (in thousands):

                                       GROSS         GROSS
                        AMORTIZED   UNREALIZED    UNREALIZED    ESTIMATED FAIR
                          COST         GAINS        LOSSES          VALUE
                       ---------------------------------------------------------
DECEMBER 31, 2001
Government debt
   securities            $  82         $ --        $ (23)           $  59
                       =========================================================



                       ---------------------------------------------------------
DECEMBER 31, 2000
Government debt
   securities            $ 131         $ --        $ (49)           $  82
                       =========================================================

The government debt securities mature in 2008.

4. SELECTED BALANCE SHEET DETAILS

Contract work in progress consist of the following (in thousands):

                                                    December 31,
                                                   2001      2000
                                              --------------------

Unbilled accounts receivable                      $ 112   $   749
Other                                               198       311
                                              --------------------
                                                  $ 310   $ 1,060
                                              ====================


Equipment, furniture and fixtures consist of the following (in thousands):

                                                             December 31,
                                                       2001              2000
                                                      -------------------------
Equipment and furniture                               $ 4,519           $ 6,108
Leasehold improvements                                     68               578
                                                      -------------------------
                                                        4,587             6,686
Less accumulated depreciation and
amortization                                           (3,617)           (4,121)
                                                      -------------------------
                                                      $   970           $ 2,565
                                                      =========================

Other accrued liabilities consist of the following (in thousands):

                                                              December 31,
                                                         2001              2000
                                                      -------------------------
Restructure costs                                     $ 1,312           $ 1,306
Accrued contract costs                                     45               778
Other                                                     572               860
                                                      -------------------------
                                                      $ 1,929           $ 2,944
                                                      =========================

5. LINES OF CREDIT

On June 29, 1999, the Company secured an $8.0 million revolving line of credit, which expired June 29, 2001. The line of credit bore interest at prime plus 1% per annum and was secured by substantially all of the assets of the Company. Borrowings under the line of credit were limited to 80% of qualifying receivables. No amounts were outstanding under this revolving line of credit as of December 31, 2000. Interest expense for the years ended December 31, 2001, 2000 and 1999 was approximately $0, $0 and $253,000, respectively.

6. COMMITMENTS

LEASE COMMITMENTS

The Company leases its facilities and certain equipment under operating lease agreements. The facility leases provide for abatement of rent during certain periods and escalating rent payments during the lease term. Rent expense for 2001, 2000 and 1999 totaled $1,312,000, $2,144,000 and $2,213,000, respectively.

Annual future minimum lease payments under noncancelable operating leases with initial terms of one year or more at December 31, 2001, consist of the following (in thousands):

2002                                           $1,520
2003                                            1,450
2004                                              987
2005                                              538
2006                                              274
Thereafter                                        631
                                               ------
                                               $5,400
                                               ======

The Company also subleases certain of its leased facilities under non-cancelable sublease agreements through 2005. Sublease rental income totaled $133,000 and $562,000 for the years ended December 31, 2001 and 2000, respectively. Future amounts due to the Company under sublease agreements, aggregating $1,747,000, are as follows for the year ended December 31; 2002 - $511,000; 2003 - $523,000; 2004 - $498,000; and 2005 - $215,000.

SEVERANCE PAYABLE

In connection with the retirement of a founder of an acquired business, the Company entered into an agreement whereby the retiring founder will receive a total of $1,050,000 in severance payments, payable in sixty consecutive monthly installments of $17,500, which began on December 20, 1997. At December 31, 2001 and 2000, the Company had an outstanding payable of $192,500 and $402,500, respectively. The aggregate minimum future payments under the severance agreement as of December 31, 2001 are $192,500 for the year ending December 31, 2002.

RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001, the Company received certain personnel recruitment services from a Company owned by one of its Board members. The Company believes the terms of its arrangement are at least as favorable, if not more, than those offered by competing recruitment firms. Payments for these services during the year ended December 31, 2001, consisted of cash compensation totaling $87,500 and the issuance of 88,968 shares of the Company's common stock valued at $25,000.

The Company had an agreement with a former officer that guaranteed a cash bonus for the amount of any difference between (i) the net value at November 11, 1999 of the options granted to the officer during 1996 and (ii) $1,550,000. The Company paid the officer, who is no longer an employee, $827,000 in November of 1999.

In 2000 and 1999, the Company provided implementation services to a company in which the former Chairman of the Board is an investor. Revenues, costs, and gross profit related to these contracts were not material in 2000. In 1999, revenues, costs and gross profit totaled $1,567,000, $1,377,000 and $190,000, respectively.

7. STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

            On July 26, 1999, 2,181,818 shares of Series A Preferred Stock were issued at $5.50 per share to a related party. Holders of the Series A Preferred Stock were intially entitled to receive cumulative dividends at the rate of six percent per annum, payable in the form of shares of Series A Preferred Stock. Such dividend rate increased to 7% on July 26, 2001 and shall continue to increase an additional one-percent per annum for each successive year after the second anniversary of the purchase date. The Series A Preferred Stock has a liquidation preference of $5.50 per share plus any accrued (whether or not declared) but unpaid dividends and is convertible, at the option of the holder, into 2,181,818 shares of common stock, subject to certain antidilution adjustments. The Series A Preferred Stock is redeemable at the option of the Company four years after the date of issuance.

            The Series A Preferred Stock is subject to mandatory conversion in the event the Company's common stock price reaches certain predetermined price targets. The offering resulted in net proceeds of approximately $11.1 million after expenses incurred by the Company in connection with the Offering of approximately $926,000 (which include commissions and other expenses including registration and filing fees, printing, accounting and legal expenses). In addition, during 1999, the Company registered 2,750,000 shares of common stock for issuance upon the conversion of the 2,181,818 outstanding shares of Series A Preferred Stock.

            On November 9, 2000, as a consequence of the resignation of Larry Grandia, the Company's former President and Chief Executive Officer, holders of the Series A Preferred Stock had the right to cause the Company to redeem their Series A Preferred Stock for approximately $12.9 million. The holders of the Series A Preferred Stock and the Company entered into an agreement whereby the holders of the Series A Preferred Stock permanently waived their redemption rights in return for $2.0 million in cash and warrants to purchase 3,540,000 shares of the Company's common stock exercisable at $0.01 per share. The warrants expire on November 9, 2005. The total consideration of this transaction was valued at approximately $4.1 million and for financial reporting purposes was recorded as a one-time dividend in the fourth quarter of 2000.

RESTRICTED STOCK PURCHASE AGREEMENTS AND DEFERERED COMPENSATION

On July 24, 2001, the Company agreed to sell 150,000 shares of restricted common stock at the July 24, 2001 closing price of $.52 per share to an executive officer of the Company, in exchange for a full recourse note receivable that accrues interest at a rate of 6.75% and is due on July 23, 2006.

On June 1, 2001, the Company agreed to sell 4,150,000 shares of restricted common stock at the June 1, 2001 closing price of $.29 per share to three executive officers of the Company, in exchange for full recourse notes receivable that accrue interest at a rate of 6.75% and which are due on May 31, 2006. As part of this agreement, 1,710,000 options to purchase common stock previously granted to these executive officers were canceled.

In connection with two of the agreements, the Company agreed to reimburse the officers for the interest due in accordance with the terms of the notes receivable. Accordingly, deferred compensation totaling $321,000 was recorded in connection with these agreements. This amount is being amortized ratably over the five year term of the notes, and such amortization totaled $60,000 for the year ended December 31, 2001.

COMMON STOCK REPURCHASE

On April 25, 2001, the Company repurchased 992,111 shares of the Company's common stock from the former Chairman of the Board of the Company at a price equal to $.20 per share for a total purchase price of $198,000.

EMPLOYEE STOCK PURCHASE PLAN

In May 2000, the Company adopted the Daou Systems, Inc. Employee Stock Purchase Plan ("ESPP"), under which 1,500,000 shares of the Company's common stock are reserved for issuance. Under the ESPP, eligible employees are allowed to purchase common stock at six-month intervals at the lower of the fair market value at the beginning of the measurement period or 85% of the fair market value at the end of the measurement period. On December 31, 2001 and June 30, 2001, the Company issued 112,064 shares of common stock at $.2635 per share and 205,714 shares of common stock at $.267 per share, respectively. At December 31, 2001, 1,063,956 shares remained available for future issuance under the ESPP.

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

The following summary of the Company's stock option activity and related information includes 140,300 non-qualified stock options at an exercise price of $4.28 per share, 550,000 stock options at an exercise price ranging from $4.31 to $5.50 per share, and 750,000 stock options at an exercise price of $0.50 and 1,475,000 options at an exercise price ranging from $0.29 to $1.00 per share, granted outside of the plan in 1996, 1999, 2000 and 2001, respectively:

                                                      2001                      2000                     1999
                                            -----------------------------------------------------------------------------
                                                          Weighted-                 Weighted-                 Weighted-
                                                          Average                   Average                   Average
                                                          Exercise                  Exercise                  Exercise
                                              Options      Price        Options      Price        Options      Price
                                            -----------------------------------------------------------------------------
Outstanding - beginning of year
                                             3,841,113   $     4.59    3,366,186    $     7.94    3,226,794    $    10.44
   Granted                                   3,472,000         0.40    2,083,700          1.21    1,091,500          4.94
   Exercised                                        --           --         (400)         3.25      (22,240)         4.28
   Forfeited                                 2,448,022         2.91   (1,608,373)         7.21     (929,868)        13.21
                                            -----------------------------------------------------------------------------
Outstanding - end of year                    4,865,091   $     2.45    3,841,113    $     4.59    3,366,186    $     7.94
                                            =============================================================================

Exercisable at end of year                   1,058,218   $     7.61    1,148,033    $     8.70      985,534    $     8.58
                                            =============================================================================

Weighted-average fair value of options
granted during the year                                  $     0.54                 $     0.50                 $     3.30
                                            =============================================================================

The following table summarizes information about stock options outstanding at December 31, 2001:

                                      Outstanding                              Exercisable
                    ----------------------------------------------   ------------------------------
                                        Weighted-
                                         Average                                      Weighted-
                                        Remaining                                     Average
Range of Exercise       Number         Contractual      Exercise       Number         Exercise
      Prices          Outstanding         Life           Price       Exercisable       Price
---------------------------------------------------------------------------------------------------
   $ 0.18 - $ 2.74        3,497,700        9.4            $ 0.42         59,140        $ 0.61
   $ 2.75 - $ 5.49          912,273        4.7            $ 4.73        623,297        $ 4.69
   $ 5.50 - $ 8.24          109,122        2.8            $ 6.01         95,105        $ 6.01
   $ 8.25 - $10.99           43,766        2.9            $ 9.96         42,166        $ 9.97
   $11.00 - $13.74          187,533        4.5            $13.63        134,733        $13.63
   $13.75 - $16.49            4,400        3.7            $15.53          3,800        $15.57
   $16.50 - $19.24           26,600        1.5            $16.95         25,200        $16.97
   $19.25 - $21.99           31,430        3.3            $21.75         24,510        $21.75
   $22.00 - $24.74           21,400        1.4            $24.25         20,400        $24.25
   $24.75 - $27.50           30,867        0.9            $25.00         29,867        $25.00
                    -------------------------------------------------------------------------------
                          4,865,091        8.0            $ 2.45      1,058,218        $ 7.61
                    ===============================================================================

At December 31, 2001, options for 1,007,897 common shares were available for future grant.

Adjusted pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rate of 6% for all years; dividend yield of 0% for all years; volatility factors of the expected market price of the Company's common stock of 138% for all years; and a weighted-average expected life of the options of five years for all years.

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

                                                Years Ended December 31,
                                            2001          2000          1999
                                       -----------   -----------   -----------

Adjusted pro forma net loss            $    (9,594)  $   (18,476)  $   (19,294)
                                       ===========   ===========   ===========

Adjusted pro forma net loss
  per share:
   Basic                               $     (0.54)  $     (1.04)  $     (1.09)
                                       ===========   ===========   ===========
   Diluted                             $     (0.54)  $     (1.04)  $     (1.09)
                                       ===========   ===========   ===========

COMMON STOCK RESERVED

At December 31, 2001, the Company had the following shares reserved for future issuance:

Redeemable convertible preferred stock                                 2,750,000
Warrants                                                               3,540,000
Stock options                                                          5,872,988
Employee stock purchase plan                                           1,063,956
                                                                      ----------
   Total                                                              13,226,944
                                                                      ==========

8.  INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                                      Years Ended December 31,
                                                    2001        2000        1999
                                                  ------------------------------
Current:
   Federal                                        $   --      $   --      $   --
   State                                              --          --         450
                                                  ------------------------------
                                                      --          --         450
Deferred:
   Federal                                            --          --       1,119
   State                                              --          --         192
                                                  ------------------------------
                                                      --          --       1,311
                                                  ------------------------------
                                                  $   --      $   --      $1,761
                                                  ==============================

Deferred income taxes are provided for temporary differences in recognizing certain income and expenses items for financial and tax reporting purposes.

Significant components of the Company's deferred tax assets and liabilities are shown below (in thousands):

                                                                December 31,
                                                           --------------------
                                                             2001        2000
                                                           --------     -------
Deferred tax liabilities:
Accounting method change for tax purposes                  $     --     $   575
Depreciation and amortization                                    61          --
                                                           --------     -------
                                                                 61         575
Deferred tax assets:
Reserves and allowances                                         670       1,451
Net operating losses                                             --         270
Other                                                         9,927       6,091
                                                           --------     -------
                                                             10,597       7,812
                                                           --------     -------
Net deferred tax asset before valuation allowance            10,536       7,237
Valuation allowance for deferred tax assets                 (10,536)     (7,237)
                                                           --------     -------
Net deferred tax asset                                     $     --     $    --
                                                           ========     =======

At December 31, 2001, the Company has federal and state net operating loss carryforwards of approximately $27 million and $8.2 million, respectively. The federal and state loss carryforwards will begin to expire in 2018 and 2002, respectively, unless previously utilized.

Under sections 382 and 383 of the Internal Revenue Code, the annual use of the Company's net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more that 50%. However, the Company does not believe such a limitation will have a material impact on the ultimate utilization of these carryforwards.

The reconciliation of income tax computed at the federal statutory rate to the total provision for income taxes is as follows:

                                                   Years Ended December 31,
                                            ----------------------------------
                                              2001         2000         1999
                                            ----------------------------------
Tax at federal statutory rate                  (35.0)%      (35.0)%      (35.0)%
Nondeductible expenses                           0.8          0.4           --
State taxes, net of federal benefit             (2.4)        (2.6)         9.3
Valuation allowance                             36.6         30.0         81.9
Other                                             --          7.2           --
                                            ----------------------------------
                                                 0.0%         0.0%        56.2%
                                            ==================================

9. BENEFIT PLANS

Effective November 1, 1999, the Company initiated a new DAOU Systems, Inc. 401(k) Salary Savings Plan (New Plan) which covers employees who meet certain age and service requirements. Employees may contribute a portion of their earnings each plan year subject to certain Internal Revenue Service limitations. This new Plan replaces the former DAOU Systems, Inc. 401(k) Salary Savings Plan. The Company has various other defined contribution plans under which employees also participated. Contributions under these plans are made at the sole discretion of the Company and were $426,000, $832,000 and $428,000 for 2001, 2000 and 1999, respectively.

10. CONTINGENCIES

            On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its former officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs and they filed a second amended consolidated class action complaint on January 21, 2000. The new complaint realleges the same theory of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. Claims are pleaded under both the Securities Act of 1933, as amended, (relating to the Company's initial public offering) and section 10b of the 1934 Securities Exchange Act. The complaint was brought on behalf of a purported class of investors who purchased the Company's Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. As with their Federal court counterparts, they do not allege specific damage amounts. On April 1, 1999, a consolidated amended class action was filed on behalf of the same plaintiffs and the new state complaint alleges the same factual basis as is asserted in the Federal litigation. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss that was filed on February 22, 2000 in the federal litigation. That motion was granted on March 27, 2002, but the Court extended to plaintiffs the opportunity to file a third amended complaint no later than April 16, 2002. If they fail to do so in the time allotted, the Court will dismiss the case with prejudice without further notice to the parties. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

On February 27, 2002, a complaint was filed against certain of the Company's former officers and directors, as well as Daou On-Line, Inc, in the Superior Court of New Jersey located in Bergen County. A First Amended Complaint was filed on March 1, 2002 adding the Company and its former Chief Financial Officer as parties-defendant. The gravamen of the First Amended Complaint is two-fold. First, it alleges Daou's financial statements were misleading and fraudulently induced the plaintiff to merge his company with Daou. Second, the First Amended Complaint alleges breach of an idemnification and severance agreement obligating the Company to defend the plaintiff in a lawsuit filed by Traci Melia, a former employee. Neither the Complaint nor the First Amended Complaint allege specific damage amounts. While the Company has been served, proper service has not been effected upon the balance of the defendants. Because it was served, the Company needs to answer or otherwise responsively plead by April 11, 2002.

The company is party to various claims and legal actions arising in the normal course of business. Although the ultimate outcome of the matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse affect on the Company's business, results of operations or financial condition; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company's results of operations in any period.

11. DISCLOSURE OF SEGMENT INFORMATION

            DAOU Systems, Inc. provides applications consulting and implementation, traditional network services, remote help desk and related technology support services, and integrates legacy systems with emerging technologies, such as wireless and other portable computing solutions for the U.S. healthcare industry. On February 6, 2001, DAOU Systems, Inc. announced that it had consolidated its five subsidiary operating companies into two operating divisions: Application Services and Technology Services. During 2001, based primarily on management's decision to discontinue certain profitable lines of businesses, the units within these divisions were changed and renamed. The Application Services division combines the Company's TMI business unit (formerly referred to as the IT Consulting and Managed Care Implementation group) and the RHI business unit (formerly referred to as the Application Implementation group). The Technology Services division is the combination of the Company's ISG business unit (formerly referred to as the Communications Infrastructure group); the Sentient business unit (formerly referred to as the Application Development and Integration group), and the RTC business unit (formerly referred to as the Outsourcing group). The Company's former Internet and Electronic Commerce group (formerly known as Enosus) was combined with the Sentient business unit as the result of certain of the Enosus business offerings being discontinued during 2001.

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

The Company's service offerings are segmented into the following operating divisions and service lines:

            Application Services

            . TMI (formerly referred to as IT consulting and managed care implementation) - performs strategic IT consulting, HIPAA consulting and remediation, managed care system implementation and post-implementation support to help healthcare management meet their business and IT objectives and anticipate and plan their future IT needs.

            . RHI (formerly referred to as Application implementation) - supplies hospitals and other healthcare organizations with temporary, certified consultants who are capable of installing and servicing the most common healthcare software applications.

            Technology Services

            . ISG (formerly referred to as Communications infrastructure) - focuses on IT infrastructure solutions for healthcare enterprises, including IDNs, hospitals and large academic medical centers. ISG services include the design and delivery of network infrastructure and the underlying components essential to delivering information and securing access to applications across the healthcare enterprise. The group supports healthcare organizations in all stages of infrastructure design and implementations, from the requisition and purchase of hardware to the installation and support of turn-key data networks.

            . Sentient (formerly referred to as Application Development and Integration service) - Sentient capabilities include building and supporting the M/MUMPS-based systems typically used by government-run healthcare organizations and focuses on integration of the customers information systems within government healthcare with existing or new infrastructure that allow healthcare organizations to share and access data housed across multiple platforms and environments.

            . RTC (formerly referred to as Outsourcing)- performs a full range of IT outsourcing services including co-source or outsource of call centers, help desks, desktop support, server management, network management, voice management and complete IT department outsourcing.

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. The Company manages segment reporting at a gross margin level. Selling, general and administrative expenses, and assets are managed at the corporate level separately from the segments and, therefore, are not separately allocated to the segments. The Company's segments are managed on an integrated basis in order to serve clients by assembling multi-disciplinary teams, which provide comprehensive services across its principal services. The information in the table below has been restated for prior years to reflect the Company's current operating segments, as defined above.

(in thousands)

                                 Application Services Division                  Technology Service Division
                              -----------------------------------  -------------------------------------------------
                                     TMI                              Sentient
                                   (formerly            RHI           (formerly           ISG
                              IT Consulting and      (formerly       Application       (formerly          RTC
                                 Managed Care       Application    Development and   Communication     (formerly
                               Implementation)    Implementation)   Integration)     Infrastructure)  Outsourcing)        Total
                              -----------------------------------  --------------------------------------------------------------
2001

Total revenues                  $   10,019           $    6,863    $    8,795       $    5,419        $    9,986       $   41,082
Cost of services                     6,834                5,723         6,325            3,981             6,730           29,593
                               --------------------------------    --------------------------------------------------------------
Gross profit                    $    3,185           $    1,140    $    2,470       $    1,438        $    3,256           11,489
                               ================================    ==============================================================
Gross profit percent                    32%                  17%           28%              27%               33%              28%
Sales and marketing                                                                                                         3,360
General and administrative                                                                                                 10,239
Restructuring charges                                                                                                       1,263
                                                                                                                       ----------
Loss from operations                                                                                                   $   (3,373)
                                                                                                                       ----------

2000

Total revenues                  $    8,318           $   13,851    $   10,744       $   14,322        $   16,513       $   63,748
Cost of services                     6,446               11,189         8,387           11,903            14,856           52,781
                                ----------           ----------    ----------       ----------        ----------       ----------
Gross profit                    $    1,872           $    2,662    $    2,357       $    2,419        $    1,657           10,967
                                ==========           ==========    ==========       ==========        ==========       ==========
Gross profit percent                    23%                  19%           31%              10%               15%              17%
Sales and marketing                                                                                                         5,744
General and administrative                                                                                                 17,973
Restructuring charges                                                                                                       2,133
                                                                                                                       ----------
Loss from operations                                                                                                   $  (14,883)
                                                                                                                       ----------

1999

Total revenues                  $   11,353           $   30,938    $   14,166       $   23,493        $   23,450       $  103,400
Cost of services                     6,713               17,135         8,831           24,854            18,394           75,927
                                ----------           ----------    ----------       ----------        ----------       ----------
Gross profit                    $    4,640           $   13,803    $    5,335       $   (1,361)       $    5,056           27,473
                                ==========           ==========    ==========       ==========        ==========       ==========
Gross profit percent                    41%                  45%           38%             -6%                22%            26.6%
Sales and marketing                                                                                                        10,398
General and administrative                                                                                                 25,071
                                                                                                                       ----------
Loss from operations                                                                                                   $   (7,996)
                                                                                                                       ----------

12. Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the year ended December 31, 2001 and 2000, respectively. The unaudited financial information reflects all normal recurring adjustments, which are in the opinion of management, necessary for the fair statement of the results of the interim periods (in thousands, except per share amounts).

                                                                                               Quarter Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                                        March 31,       June 30,    September 30,   December 31,
--------------------------------------------------------------------------------------------------------------------------------
2001
Net revenue ......................................................      $ 12,760       $ 10,121       $  9,129       $  9,072
Gross margin .....................................................         3,336          2,931          2,078          3,144
Net loss available to common stockholders ........................          (622)        (1,062)          (965)        (1,157)
       Basic and diluted net loss available to common stockholders
             per common share ....................................         (0.03)         (0.06)         (0.06)         (0.06)

2000
Net revenue ......................................................      $ 17,575       $ 16,127       $ 15,341       $ 14,705
Gross margin .....................................................         1,619          3,082          2,082          4,184
Net loss available to common stockholders ........................        (4,650)        (3,595)        (4,104)        (6,672)
       Basic and diluted net loss available to common stockholders
             per common share ....................................         (0.26)         (0.20)         (0.23)         (0.38)

Schedule II - Valuation and Qualifying Accounts

---------------------------------------------------------------------------------------------------------------------------------
               COL. A                     COL. B                      COL. C                      COL. D             COL. E
---------------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
---------------------------------------------------------------------------------------------------------------------------------

                                        Balance at
                                        Beginning      Charged to Costs   Charged to Other                          Balance at
            Description                 of Period        and Expenses     Accounts--Describe     Write-offs        End of Period
---------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2001:
   Allowance for doubtful accounts       $1,138             $  232           $ (381) (A)            $  274            $  715

Year Ended December 31, 2000:
   Allowance for doubtful accounts       $1,868             $  402           $   --                 $1,132            $1,138

Year Ended December 31, 1999:
   Allowance for doubtful accounts       $  956             $1,643           $   --                 $  731            $1,868

(A) Amounts reclassified to Contract work in progress.

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

Part IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a) The following are filed as part of, or included in, this Annual Report on Form 10-K:

      (1). The financial statements listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule, filed as a part of this Annual Report on Form 10-K.

      (2). The financial statement schedule listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule, filed as a part of this Annual Report on Form 10-K.

(b)   Reports on Form 8-K:

      (1). No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 2001.

(c)   Exhibits.

Exhibit
Number            Description
------            -----------
Exhibit Number

3.1(1)         -- Amended and Restated Certificate of Incorporation of the
                  Registrant.

3.2(1)         -- Bylaws of the Registrant.

4.1            -- Reference is made to Exhibits 3.1 and 3.2.

4.2(1)         -- Specimen stock certificate.

4.3(2)         -- Certificate of Designations of the Registrant, as filed with the Secretary of State of the State of Delaware on July 23, 1999.

4.4(4)         -- Amended and Restated Registration Rights Agreement, dated as of November 9, 2000, by and between the Registrant, Galen Partners III, L.P., a Delaware limited partnership ("Galen III"), Galen Partners International III, L.P., a Delaware limited partnership ("Galen International"), and Galen Employee Fund III, L.P., a Delaware limited partnership ("Galen Employee Fund").

4.5(6)         -- Restricted Stock Purchase Agreement, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.

4.6(6)         -- Registration Rights Agreement, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.

4.7(6)         -- Stock Purchase Agreement, dated April 25, 2001, by and
                  between the Registrant and Georges J. Daou.

4.8(7)         -- Restricted Stock Purchase Agreement, dated June 1, 2001, by and between the Registrant and Neil R. Cassidy.

4.9(7)         -- Registration Rights Agreement, dated June 1, 2001, by and between the Registrant and Neil R. Cassidy.

4.10(7)        -- Restricted Stock Purchase Agreement, dated June 1, 2001, by and between the Registrant and James T. Roberto.

4.11(7)        -- Registration Rights Agreement, dated June 1, 2001, by and between the Registrant and James T. Roberto.

4.12(*)        -- Restricted Stock Purchase Agreement, dated November 6,
                  2001, by and between the Registrant and Daniel J. Malcolm.

4.13(*)        -- Registration Rights Agreement, dated November 6, 2001, by and between the Registrant and Daniel J. Malcolm.

10.1(1)        -- Form of Indemnification Agreement.

10.2(*)        -- DAOU Systems, Inc. 1996 Stock Option Plan, as amended.

10.3(1)        -- Form of Incentive Stock Option Agreement under the 1996
                  Stock Option Plan.

10.4(1)        -- Form of Nonstatutory Stock Option Agreement under the 1996
                  Stock Option Plan.

10.6(1)        -- Sublease Agreement, dated as of March 1, 1996, by and
                  between the Registrant and Adobe Systems Incorporated.

10.7(+)(1)     -- Information Management Agreement, dated as of April 1,
                  1996, by and between the Registrant and Candler Health System.

10.8(+)(1)     -- Principal Agreement, dated as of June 18, 1996, by and
                  between the Registrant and Catholic Medical Center of Brooklyn & Queens, Inc.

10.9(+)(1)     -- Principal Agreement, dated as of June 29, 1995, by and
                  between the Registrant and Mercy Health Services.

10.10(+)(1)    -- Master Agreement, dated as of June 4, 1996, by and between the Registrant and Atlantic Health System.

10.11(1)       -- Form of Master Services Agreement.

10.12(3)       -- Voting Agreement, dated as of July 26, 1999, by and among the Registrant, Daniel J. Daou, Georges J. Daou, Galen III, Galen International and Galen Employee Fund.

10.13(3)       -- Series A Preferred Stock Purchase Agreement, dated as of
                  July 26, 1999, by and among the Registrant, Galen III, Galen International and Galen Employee Fund.

10.14(5)       -- Employment Agreement, dated October 2, 2000, by and between the Registrant and Neil R. Cassidy.

10.15(6)       -- Employment Agreement, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.

10.17(6)       -- Secured Promissory Note, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.

10.18(6)       -- Stock Pledge Agreement, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.

10.19(7)       -- Amendment No. 1 to Employment Agreement, dated June 1,
                  2001, by and between the Registrant and Neil R. Cassidy.

10.20(7)       -- Secured Promissory Note, dated June 1, 2001, by and between the Registrant and Neil R. Cassidy.

10.21(7)       -- Stock Pledge Agreement, dated June 1, 2001, by and between the Registrant and Neil R. Cassidy.

10.22(7)       -- Amendment to Employment Agreement, dated June 1, 2001, by and between the Registrant and James T. Roberto.

10.23(7)       -- Secured Promissory Note, dated June 1, 2001, by and between the Registrant and James T. Roberto.

10.24(7)       -- Stock Pledge Agreement, dated June 1, 2001, by and between the Registrant and James T. Roberto.

10.25(*)       -- Employment Agreement, dated November 6 , 2001, by and
                  between the Registrant and Daniel J. Malcolm.

10.26(*)       -- Secured Promissory Note, dated November 6, 2001, by and between the Registrant and Daniel J. Malcolm.

10.27(*)       -- Stock Pledge Agreement, dated November 6, 2001, by and
                  between the Registrant and Daniel J. Malcolm.

10.28(*)       -- Executive Stock Option Agreement, dated December 13, 2001, between the Registrant and Neil R. Cassidy.

10.29(*)       -- Executive Stock Option Agreement, dated December 13, 2001, between the Registrant and James T. Roberto.

10.30(*)       -- Executive Stock Option Agreement, dated November 6, 2001, between the Registrant and Daniel J. Malcolm.

23.1           -- Consent of Ernst & Young LLP, independent auditors.

24             -- Power of Attorney (included on the signature page to this report).

(*)   Filed herewith.

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

(4) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on November 14, 2000.

(5) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 14, 2001.

(6) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.

(7) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        Date: April 1, 2002

                                                        DAOU SYSTEMS, INC.

                                                        By: /s/ James T. Roberto
                                                        James T. Roberto
                                                        Chief Executive Officer

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

SIGNATURE                            TITLE                                                                      DATE
-----------------------------------  -------------------------------------------------------------------------- -----------------


/s/ James T. Roberto                 Chairman of the Board, President, Chief Executive Officer and Director     April 1, 2002
-----------------------------------  (Principal Executive Officer)
James T. Roberto


/s/ Neil R. Cassidy                  Executive Vice President, Chief Financial Officer and Secretary            April 1, 2002
-----------------------------------  (Principal Financial and Accounting Officer)
Neil R. Cassidy


/s/ David W. Jahns                   Director                                                                   April 1, 2002
-----------------------------------
David W. Jahns


/s/ Kevin M. Fickenscher, M.D.       Director                                                                   April 1, 2002
-----------------------------------
Kevin M. Fickenscher, M.D.


/s/ H. Lawrence Ross                 Director                                                                   April 1, 2002
-----------------------------------
H. Lawrence Ross


/s/ Vincent K. Roach                 Director                                                                   April 1, 2002
-----------------------------------
Vincent K. Roach

                                 Exhibit Index
                                 -------------

Exhibit
Number            Description
------            -----------
Exhibit Number

3.1(1)         -- Amended and Restated Certificate of Incorporation of the
                  Registrant.

3.2(1)         -- Bylaws of the Registrant.

4.1            -- Reference is made to Exhibits 3.1 and 3.2.

4.2(1)         -- Specimen stock certificate.

4.3(2)         -- Certificate of Designations of the Registrant, as filed with the Secretary of State of the State of Delaware on July 23, 1999.

4.4(4)         -- Amended and Restated Registration Rights Agreement, dated as of November 9, 2000, by and between the Registrant, Galen Partners III, L.P., a Delaware limited partnership ("Galen III"), Galen Partners International III, L.P., a Delaware limited partnership ("Galen International"), and Galen Employee Fund III, L.P., a Delaware limited partnership ("Galen Employee Fund").

4.5(6)         -- Restricted Stock Purchase Agreement, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.

4.6(6)         -- Registration Rights Agreement, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.

4.7(6)         -- Stock Purchase Agreement, dated April 25, 2001, by and
                  between the Registrant and Georges J. Daou.

4.8(7)         -- Restricted Stock Purchase Agreement, dated June 1, 2001, by and between the Registrant and Neil R. Cassidy.

4.9(7)         -- Registration Rights Agreement, dated June 1, 2001, by and between the Registrant and Neil R. Cassidy.

4.10(7)        -- Restricted Stock Purchase Agreement, dated June 1, 2001, by and between the Registrant and James T. Roberto.

4.11(7)        -- Registration Rights Agreement, dated June 1, 2001, by and between the Registrant and James T. Roberto.

4.12(*)        -- Restricted Stock Purchase Agreement, dated November 6,
                  2001, by and between the Registrant and Daniel J. Malcolm.
4.13(*)        -- Registration Rights Agreement, dated November 6, 2001, by and between the Registrant and Daniel J. Malcolm.

10.1(1)        -- Form of Indemnification Agreement.

10.2(*)        -- DAOU Systems, Inc. 1996 Stock Option Plan, as amended.

10.3(1)        -- Form of Incentive Stock Option Agreement under the 1996
                  Stock Option Plan.

10.4(1)        -- Form of Nonstatutory Stock Option Agreement under the 1996
                  Stock Option Plan.

10.6(1)        -- Sublease Agreement, dated as of March 1, 1996, by and
                  between the Registrant and Adobe Systems Incorporated.

10.7(+)(1)     -- Information Management Agreement, dated as of April 1,
                  1996, by and between the Registrant and Candler Health System.

10.8(+)(1)     -- Principal Agreement, dated as of June 18, 1996, by and
                  between the Registrant and Catholic Medical Center of Brooklyn & Queens, Inc.

10.9(+)(1)     -- Principal Agreement, dated as of June 29, 1995, by and
                  between the Registrant and Mercy Health Services.

10.10(+)(1)    -- Master Agreement, dated as of June 4, 1996, by and between the Registrant and Atlantic Health System.

10.11(1)       -- Form of Master Services Agreement.

10.12(3)       -- Voting Agreement, dated as of July 26, 1999, by and among the Registrant, Daniel J. Daou, Georges J. Daou, Galen III, Galen International and Galen Employee Fund.

10.13(3)       -- Series A Preferred Stock Purchase Agreement, dated as of
                  July 26, 1999, by and among the Registrant, Galen III, Galen International and Galen Employee Fund.

10.14(5)       -- Employment Agreement, dated October 2, 2000, by and between the Registrant and Neil R. Cassidy.

10.15(6)       -- Employment Agreement, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.

10.17(6)       -- Secured Promissory Note, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.

10.18(6)       -- Stock Pledge Agreement, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.

10.19(7)       -- Amendment No. 1 to Employment Agreement, dated June 1,
                  2001, by and between the Registrant and Neil R. Cassidy.

10.20(7)       -- Secured Promissory Note, dated June 1, 2001, by and between the Registrant and Neil R. Cassidy.

10.21(7)       -- Stock Pledge Agreement, dated June 1, 2001, by and between the Registrant and Neil R. Cassidy.

10.22(7)       -- Amendment to Employment Agreement, dated June 1, 2001, by and between the Registrant and James T. Roberto.

10.23(7)       -- Secured Promissory Note, dated June 1, 2001, by and between the Registrant and James T. Roberto.

10.24(7)       -- Stock Pledge Agreement, dated June 1, 2001, by and between the Registrant and James T. Roberto.

10.25(*)       -- Employment Agreement, dated November 6 , 2001, by and
                  between the Registrant and Daniel J. Malcolm.

10.26(*)       -- Secured Promissory Note, dated November 6, 2001, by and between the Registrant and Daniel J. Malcolm.

10.27(*)       -- Stock Pledge Agreement, dated November 6, 2001, by and
                  between the Registrant and Daniel J. Malcolm.
10.28(*)       -- Executive Stock Option Agreement, dated December 13, 2001, between the Registrant and Neil R. Cassidy.

10.29(*)       -- Executive Stock Option Agreement, dated December 13, 2001, between the Registrant and James T. Roberto.

10.30(*)       -- Executive Stock Option Agreement, dated November 6, 2001, between the Registrant and Daniel J. Malcolm.

23.1           -- Consent of Ernst & Young LLP, independent auditors.

24             -- Power of Attorney (included on the signature page to this report).

(*)   Filed herewith.

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

(4) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on November 14, 2000.

(5) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 14, 2001.

(6) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.

(7) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001.