Form 10-Q
period 2002-03-31
DAOU SYSTEMS INC
filed 2002-05-15
CIK 1003989

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

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

                           412 Creamery Way, Suite 300
                            Exton, Pennsylvania 19341
               (Address of principal executive offices) (Zip Code)

                                 (610) 594-2700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No___
                                      ---

The number of shares of Registrant's Common Stock, par value $.001 per share, outstanding as of May 10, 2002: 21,555,228

                               Daou Systems, Inc.

                               Index to Form 10-Q


PART I.   FINANCIAL INFORMATION                                                                  Page
                                                                                              ----------
Item 1.   Condensed Financial Statements                                                          2

          Condensed Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001            2

          Condensed Statements of Operations (unaudited) for the Three Months Ended March
          31, 2002 and 2001                                                                       3

          Condensed Statements of Cash Flows (unaudited) for the Three Months Ended March
          31, 2002 and 2001                                                                       4

          Notes to Condensed Financial Statements (unaudited)                                     5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                             9

Item 3.   Quantitative and Qualitative Disclosure about Market Risk                              13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                      14

Item 6.   Exhibits and Reports on Form 8-K                                                       14

          SIGNATURES                                                                             15

________________________________________________________________________________

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

                               Daou Systems, Inc.
                            Condensed Balance Sheets
                      (In thousands, except per share data)

                                                                           March 31,       December 31,
                                                                             2002              2001
                                                                          (unaudited)
                                                                       ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                             $      11,931    $      14,868
   Restricted cash                                                                   -              147
   Short-term investments, available-for-sale                                       53               59
   Accounts receivable, net of allowance for doubtful accounts of $709
     and $715 at March 31, 2002 and December 31, 2001, respectively              7,950            7,572
   Contract work in progress                                                       159              310
   Other current assets                                                            547              328
                                                                       ------------------------------------
Total current assets                                                            20,640           23,284

Equipment, furniture and fixtures, net                                             923              970
Other assets                                                                       139              130
                                                                       ------------------------------------
Total Assets                                                             $      21,702    $      24,384
                                                                       ====================================

Liabilities and Stockholders' Equity
Current liabilities:

   Trade accounts payable and other accrued liabilities                  $       2,012    $       2,933
   Accrued salaries and benefits                                                 2,181            3,254
   Deferred revenue                                                                409              585
   Current portion of severance payable                                            140              193
                                                                       ------------------------------------
Total current liabilities                                                        4,742            6,965

Long-term liabilities                                                               40               51

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $.001 par value. Authorized 3,520 shares;
     issued and outstanding 2,182 shares at March 31, 2002 and December
     31, 2001, with a liquidation preference of $14,154 and $13,912
     at March 31, 2002 and December 31, 2001                                         2                2
   Common stock, $.001 par value.  Authorized 50,000 shares; issued and
      outstanding 21,556 shares at March 31, 2002 and December 31, 2001             22               22
   Additional paid-in capital                                                   54,229           53,989
   Notes receivable from stockholders                                           (1,281)          (1,281)
   Deferred compensation                                                          (234)            (261)
   Accumulated other comprehensive loss                                            (78)             (72)
   Accumulated deficit                                                         (35,740)         (35,031)
                                                                       ------------------------------------
Total stockholders' equity                                                      16,920           17,368
                                                                       ------------------------------------
Total Liabilities and Stockholders' Equity                               $      21,702    $      24,384
                                                                       ====================================

See accompanying notes to the condensed financial statements.

________________________________________________________________________________

                               Daou Systems, Inc.
                       Condensed Statements of Operations
                      (In thousands, except per share data)
                                  (unaudited)


                                                                Three Months Ended March 31,
                                                                    2002             2001
                                                               -------------   -------------
Revenues before reimbursements (net revenues)                   $   9,104       $   12,760
Out-of-pocket reimbursements                                          776              938
                                                               -------------   -------------
   Total revenues                                                   9,880           13,698

Cost of revenues before reimbursable expenses                       6,529           10,332
Out-of-pocket reimbursable expenses                                   776              938
                                                               -------------   -------------
   Total cost of revenues                                           7,305           11,270
                                                               -------------   -------------
Gross profit                                                        2,575            2,428

Operating expenses:
   Sales and marketing                                              1,134              928
   General and administrative                                       1,970            2,005
                                                               -------------   -------------
                                                                    3,104            2,933
                                                               -------------   -------------
Loss from operations                                                 (529)            (505)
Other income, net                                                      62               78
                                                               -------------   -------------
Net loss                                                             (467)            (427)

Accrued dividends on preferred stock                                 (242)            (195)
                                                               -------------   -------------
Net loss available to common stockholders                       $    (709)      $     (622)
                                                               =============   =============

Basic and diluted net loss per share                            $   (0.04)      $    (0.03)
                                                               =============   =============

Shares used in computing basic and diluted net loss per share      18,498           17,831
                                                               =============   =============

          See accompanying notes to the condensed financial statements.

________________________________________________________________________________

                               Daou Systems, Inc.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                               Three Months Ended March 31,
                                                                2002                  2001
                                                           ----------------     -----------------
Operating activities
Net loss                                                    $        (467)         $      (427)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                                      228                  364
   Provision for uncollectible accounts                                43                  367
   (Gain) loss on retirement of fixed assets                          (10)                 315
  Changes in operating assets and liabilities:
   Restricted cash                                                    147                    -
   Accounts receivable                                               (421)                 344
   Contract work in process                                           151                 (267)
   Other current assets                                              (219)                 183
   Accounts payable and accrued liabilities                          (921)                (404)
   Accrued salaries and benefits                                   (1,073)                 (43)
   Other                                                             (242)                 (50)
                                                           ----------------     -----------------
Net cash (used in) provided by operating activities                (2,784)                 382

Investing activities
Purchases of equipment, furniture and fixtures, net                  (144)                 (76)
Changes in other assets                                                (9)                  47
                                                           ----------------     -----------------
Net cash used in investing activities                                (153)                 (29)

(Decrease) increase in cash and cash equivalents                   (2,937)                 353
Cash and cash equivalents at beginning of period                   14,868               10,504
                                                           ----------------     -----------------
Cash and cash equivalents at end of period                  $      11,931          $    10,857
                                                           ================     =================

          See accompanying notes to the condensed financial statements.

________________________________________________________________________________

                               Daou Systems, Inc.
                     Notes to Condensed Financial Statements
                                   (unaudited)

1.   Basis of Presentation

The unaudited condensed financial statements of Daou Systems, Inc. ("Daou" or the "Company") at March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position of the Company at March 31, 2002 and the results of operations for the three-month periods ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and net income or losses will continue. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on April 1, 2002.

In late 2001, the Company further defined the mission and focus of each of its business units and has assigned profit responsibilities to each business unit leader. Effective January 1, 2002, certain overhead expenses directly attributable to the business units and formerly recorded as general and administrative expenses are now recorded as cost of revenues before reimbursable expenses. The prior period amounts have been reclassified to conform to their current period presentation.

2. New Accounting Standard

On January 1, 2002, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Topic D-103, Income Statement Characterization of Reimbursements for "Out-of-Pocket" Expenses Incurred. In accordance with the provisions of EITF Topic D-103, the Company adjusted revenues and cost of revenues for all periods reported to include out-of-pocket expenses. The Company has reclassified its prior period financial statements in accordance with this accounting pronouncement. Adoption of the provisions of EITF Topic D-103 had no impact on reported net loss, net loss available to common stockholders or net loss per share for the periods presented.

3. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in the accompanying notes of the financial statements. The actual results could differ from those estimates.

________________________________________________________________________________

                               Daou Systems, Inc.
              Notes to Condensed Financial Statements - continued
                                  (unaudited)

4. Net Loss Per Share

Net loss per share is computed in accordance with FASB Statement No. 128, Earnings Per Share. Basic net loss per share is computed using the weighted average number of common shares outstanding during each period. Diluted net loss per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants. For the three months ended March 31, 2002 and 2001, diluted loss per share is unchanged from basic loss per share because the effects of the assumed conversion of Series A Preferred Stock, stock options and warrants would be anti-dilutive.

The following table details the computation of basic and diluted net loss per share:
                  (In thousands, except per share information)

                                                                          Three Months Ended
                                                                              March 31,
                                                                          2002         2001
                                                                       ----------------------
        Numerator:
           Net loss available to common stockholders                    $   (709)   $   (622)
        Denominator:
           Weighted average common shares outstanding                     21,556      17,831
           Weighted average unvested common shares subject to
             repurchase agreements                                        (3,058)          -
                                                                       ----------------------
        Denominator for basic and diluted calculation                     18,498      17,831
                                                                       ======================
        Basic and diluted net loss per share                            $  (0.04)   $  (0.03)
                                                                       ======================

5. Restructuring Plan

In connection with the Company's decision to close and combine certain facilities, the Company recorded restructuring charges totaling $1.3 million during the fourth quarter of 2001. These charges include severance costs related to a reduction in workforce of approximately 28 employees and the costs estimated to be incurred in connection with the closure of certain facilities. Such charges were determined in accordance with SEC SAB No. 100, Restructuring And Impairment Charge, and EITF No. 94-3, Liability Recognition For Certain Employee Termination Benefits And Other Costs To Exit An Activity (Including Certain Cost Incurred In A Restructuring).

In 2000, the Company recorded restructuring charges totaling approximately $2.1 million in connection with the various actions to reduce the cost structure of the Company. These charges, which were recorded in accordance with SEC SAB No. 100 and EITF No. 94-3, included severance costs related to a reduction in workforce of approximately 50 employees and the closure of certain facilities.

The following table summarizes the restructuring and other related charges paid in 2002 and remaining charges in accrued liabilities as of March 31, 2002.

                                                                               Restructuring Charges
                                                               ------------------------------------------------------
                                                                Accrued as of     Paid in Three      Accrued as of
                                                                December 31,       Months Ended        March 31,
                                                                    2001          March 31, 2002          2002
                                                               ------------------------------------------------------
    Severance costs for involuntary employee terminations          $   151,000        $   52,000         $   99,000
    Costs related to closure and combination of facilities           1,161,000           755,000            406,000
                                                               ------------------------------------------------------
                                                                   $ 1,312,000        $  807,000         $  505,000
                                                               ======================================================

________________________________________________________________________________

                               Daou Systems, Inc.
              Notes to Condensed Financial Statements - continued
                                  (unaudited)

6. Disclosure of Segment Information

For internal control and marketing/sales synergy purposes, the Company continues to group its business units within two divisions - Technology Services Division ("TSD") and Application Services Division ("ASD"). Externally, with respect to marketing/sales and related customer service, the Company's interaction with customers will take place at the business unit level. TSD consists of the following three business units: (i) Infrastructure Services Group ("ISG"), which designs and deploys HIT infrastructure components essential to delivering and securing access to applications across the enterprise; (ii) Sentient ("Sentient"), which builds and supports M/MUMPS-based systems typically used by government healthcare organizations; and (iii) Daou Technology Center (the "DTC", formerly "RTC"), which provides Help Desk services to mitigate risk via systems support of the desktop, network, server and security environments. ASD is comprised of the following two business units: (i) Technology Management ("TMI"), which provides strategic consulting services to payors and providers, including those related to the Health Insurance Portability & Accountability Act of 1996 ("HIPAA") and provides application planning, implementation and support of payor-based HIT applications to insurance companies and managed care organizations; and (ii) Resources in Healthcare Innovation ("RHI"), which provides temporary staffing resources to hospitals, IDNs and third-party vendors focused on the implementation and support of provider-based HIT applications.

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

(in thousands)

                                                   Application      Technology
                                                     Services        Services
                                                     Division        Division         Total
                                              ------------------------------------------------
Three months ended March 31, 2002
---------------------------------
Revenues before reimbursements (net revenues)      $  4,399          $  4,705        $  9,104
Cost of revenues before reimbursable expenses         3,097             3,432           6,529
                                              -----------------------------------------------
Gross profit                                          1,302             1,273           2,575
Gross profit percent                                     30%               27%             28%

Sales and marketing                                                                     1,134
General and administrative                                                              1,970
                                                                                   ----------
Loss from operations                                                                 $   (529)
                                                                                   ==========
Three months ended March 31, 2001
---------------------------------
Revenues before reimbursements (net revenues)      $  4,605          $  8,155        $ 12,760
Cost of revenues before reimbursable expenses         3,383             6,949          10,332
                                              -----------------------------------------------
Gross profit                                          1,222             1,206           2,428
Gross profit percent                                     27%               15%             19%

Sales and marketing                                                                       928
General and administrative                                                              2,005
                                                                                   ----------
Loss from operations                                                                 $   (505)
                                                                                   ==========

________________________________________________________________________________

                               Daou Systems, Inc.
               Notes to Condensed Financial Statements - continued
                                   (unaudited)

7. Termination of Outsourcing Agreement

The Company provided on-site outsourcing services to a customer under a five-year outsourcing agreement which began January 1, 1999. On March 30, 2001, the Company entered into a termination agreement in which the outsourcing agreement terminated as of March 31, 2001. Under the termination agreement, all of the Company's on-site employees transferred to the customer effective April 1, 2001 and the customer paid the Company a transition fee of $643,000, which was recorded in the second and third quarters of 2001.

8. Contingencies

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its former officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs and they filed a second amended consolidated class action complaint on January 21, 2000. The new complaint realleges the same theory of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. Claims are pleaded under both the Securities Act of 1933, as amended, (relating to the Company's initial public offering) and section 10b of the 1934 Securities Exchange Act. The complaint was brought on behalf of a purported class of investors who purchased the Company's Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. As with their Federal court counterparts, they do not allege specific damage amounts. On April 1, 1999, a consolidated amended class action was filed on behalf of the same plaintiffs and the new state complaint alleges the same factual basis as is asserted in the Federal litigation. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss that was filed on February 22, 2000 in the federal litigation. That motion was granted on March 27, 2002, but the Court extended to plaintiffs the opportunity to file a third amended complaint no later than May 16, 2002. If they fail to do so in the time allotted, the Court will dismiss the case with prejudice without further notice to the parties. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

On February 27, 2002, a complaint was filed against certain of the Company's former officers and directors, as well as Daou On-Line, Inc, in the Superior Court of New Jersey located in Bergen County. A First Amended Complaint was filed on March 1, 2002 adding the Company and its former Chief Financial Officer as parties-defendant. The gravamen of the First Amended Complaint is two-fold. First, it alleges Daou's financial statements were misleading and fraudulently induced the plaintiff to merge his company with Daou. Second, the First Amended Complaint alleges breach of an idemnification and severance agreement obligating the Company to defend the plaintiff in a lawsuit filed by Traci Melia, a former employee. Neither the Complaint nor the First Amended Complaint allege specific damage amounts. While the Company has been served, proper service has not been effected upon the balance of the defendants. On April 24, 2002 the Company filed a Motion to Dismiss the First Amended Complaint. The Court has scheduled a hearing on such motion for May 24, 2002.

The Company is party to various claims and legal actions arising in the normal course of business. Although the ultimate outcome of the matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse affect on the Company's business, results of operations or financial condition; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company's results of operations, cash flows or financial position.

________________________________________________________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect" or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and entail various risks and uncertainties as those set forth herein and in the Company's other SEC filings, including those more fully set forth in the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of the Company's Forms 10-K for the year ended December 31, 2001 on file with the SEC, and in the Company's Proxy Statement Schedule 14A Information filed with the SEC on April 30, 2002. These risks and uncertainties could cause the Company's actual results to differ materially from those projected in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any such statements to reflect future events or developments.

Recent Developments

In late March of 2002, the Company began moving its corporate headquarters from San Diego, California to Exton, Pennsylvania and completed the move by mid-April of 2002. In connection with this move, the Company recorded a one-time charge of approximately $1.3 million in the fourth quarter of 2001 related to the buyout of its office lease in San Diego, as well as certain expenses related to the reduction of staff and consolidation of marketing and administrative staff in Exton, Pennsylvania.

Overview

Daou Systems, Inc. provides expert consulting and management services to healthcare organizations in the design, deployment and support of IT infrastructure and application systems. The firm offers a range of comprehensive services, from strategic consulting, to IT application design and implementation, to long-term, outsourced operational management. Daou has provided services to more than 1,500 healthcare organizations, including leading private and public hospitals, managed care organizations on both the payor and provider sides of the market, as well as integrated healthcare delivery networks
(IDNs) and government healthcare. Daou Systems, Inc. is a publicly traded company listed on the OTC Bulletin Board under the stock symbol DAOU. Daou currently has approximately 235 employees.

The Company's service offerings are segmented into the following operating divisions and service lines:

          Application Services Division ("ASD") - provides strategic IT consulting and planning services, including HIPAA consulting and remediation, managed care system implementation, post-implementation support, transition management and interim staffing.

                    . TMI - performs strategic IT consulting, HIPAA consulting and remediation, managed care system implementation and post-implementation support to help healthcare management meet their business and IT objectives and anticipate and plan their future IT needs.

                    . RHI - supplies hospitals and other healthcare organizations with temporary, certified consultants who are capable of installing and servicing the most common healthcare software applications.

________________________________________________________________________________

          Technology Services Division ("TSD") - provides services focused on two vital components of a healthcare organization's infrastructure: the information technology itself and the experts who manage it. TSD provides solutions in key areas, including deployment of the network infrastructure, helping clients extend the value of legacy systems and enabling them to work with emerging technologies, web development and integration projects, and long-term management of complex information technologies, including help desk solutions and network management.

                    . ISG - focuses on IT infrastructure solutions for healthcare enterprises, including IDNs, hospitals and large academic medical centers. ISG services include the design and delivery of network infrastructure and the underlying components essential to delivering information and securing access to applications across the healthcare enterprise. The group supports healthcare organizations in all stages of infrastructure design and implementations, from the requisition and purchase of hardware to the installation and support of turn-key data networks.

                    . Sentient - Sentient capabilities include building and supporting the M/MUMPS-based systems typically used by government-run healthcare organizations and focuses on integration of the customers information systems within government healthcare with existing or new infrastructure that allow healthcare organizations to share and access data housed across multiple platforms and environments.

                    . DTC - performs a full range of IT outsourcing services including co-source or outsource of call centers, help desks, desktop support, server management, network management, voice management and complete IT department outsourcing.

The Company generates substantially all of its revenues from professional services, primarily on a "time and expense" project basis, under which revenues are recognized as the services are performed. Billings for these services occur on a semi-monthly or monthly basis as specified by the contract with a particular customer. The Company's billing rates are commensurate with the healthcare-domain IT expertise, know-how and skills of its consultants. The Company's time and expense projects generally range from three to six months, although certain projects have been for periods in excess of a year. The Company also provides support, management and help desk services, under multi-year engagements, which revenues are recognized ratably over the period that these services are provided. Fees for these outsourcing services are typically determined on a price per call or a price per node basis. Revenues on fixed-fee contracts are recognized using the percentage-of-completion method with progress to completion measured by labor costs incurred to date compared to total estimated labor costs. The Company's gross margin with respect to fixed fee contracts varies significantly depending on the percentage of such services consisting of third-party products (with respect to which the Company obtains a lower margin) versus professional services.

The Company bills its customers for out-of-pocket expenses, primarily travel and related expenses incurred with respect to services provided to customers, and has adopted the provisions of the Emerging Issues Task Force ("EITF") Topic D-103, Income Statement Characterization of Reimbursements for "Out-of-Pocket" Expenses Incurred.

Payments received in advance of services performed are recorded as deferred revenues. Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition. The resulting revenues recognized in excess of amounts billed and project costs are included in contract work in progress on the Company's balance sheet.

Cost of revenues consist of primarily all expenses that are directly attributable to the business units and include the salaries, bonuses and related benefits of client-serving professionals as well as non-billable managers and support
________________________________________________________________________________
staff, subcontractor expenses, recruiting and training costs and office space costs. The Company's consultant-related costs are relatively fixed and therefore fluctuations in the Company's gross margin may occur due to changes in project margins and utilization rates of its professional staff.

Sales and marketing expenses primarily consist of the salaries, benefits, travel and other costs of the Company's sales and marketing teams, as well as marketing and research expenses.

General and administrative expenses primarily consist of the costs attributable to the support of the Company's client-serving professionals, such as: investments in information systems, salaries, expenses and office space costs for executive management, financial accounting and human resources personnel, legal and other professional services.

Results of Operations for the Three Months Ended March 31, 2002 and 2001

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net revenues.


                                                           Three Months Ended March 31,
                                                              2002              2001
                                                         ----------------------------------
         Revenues before reimbursements (net revenues)        100%              100%
         Cost of revenues before reimbursable expenses         72                81
                                                         ---------------- -----------------
         Gross profit                                          28                19
         Operating expenses:                                   34                23
                                                         ---------------- -----------------
         Loss from operations                                  (6)               (4)
         Other income, net                                      1                 1
                                                         ---------------- -----------------
         Net loss                                              (5)%              (3)%
                                                         ================ =================

The Company's net revenues decreased 29% or $3.7 million to $9.1 million for the three months ended March 31, 2002 from $12.8 million for the three months ended March 31, 2001. The decrease is primarily due to the previously announced termination by the Company of certain large outsourcing contracts, its decision to exit lines of business that were not profitable, and a softened demand for temporary staffing services, offset by higher revenues from the Company's managed care applications business. On March 30, 2001 the Company entered into an agreement to terminate an outsourcing contract for its largest customer effective March 31, 2001. Net revenues related to this contract were $2.3 million for the three months ended March 31, 2001.

Services to the Company's five largest customers accounted for $3.1 million of net revenues for the three months ended March 31, 2002, representing 34% of total net revenues, with one customer in the DTC business group accounting for 9.8% of total net revenues. This compares to net revenues from the five largest customers for the three months ended March 31, 2001 totaling $4.8 million, or 38% of total net revenues.

Cost of revenues before reimbursable expenses decreased 37%, or $3.8 million, to $6.5 million for the three months ended March 31, 2002 from $10.3 million for the three months ended March 31, 2001 primarily due to the 29% decrease in net revenues and the Company's efforts to reduce headcount and other costs of revenues to maximize productivity at the current revenue levels. At March 31, 2002, the Company had approximately 235 employees, compared with approximately 272 employees at March 31, 2001.

Gross margin increased to 28% for the three months ended March 31, 2002 compared to 19% for the three months ended March 31, 2001. This increase is primarily attributable to the above-referenced efforts to eliminate underperforming lines of businesses, and a reduction of costs and more effective management of the Company's workforce, resulting in higher utilization rates primarily in its managed care applications and infrastructure services businesses.
________________________________________________________________________________

First quarter 2002 operating results reflect a higher level of sales and maketing expenses in suport of the Company's goal of rebuilding its presence in the healthcare IT market and increasing future revenues. During the first quarter 2002, sales and marketing expenses increased 22%, or $200,000, to $1.1 million from $900,000 for the three months ended March 31, 2001. Daou expects the increase in spending in sales and marketing to continue for the remainder of 2002 as it re-establishes market presence following a period of relative inactivity as the Company focused internally to restructure and gain operating efficiencies.

General and administrative expenses remained relatively flat at $2.0 million for each of the three months ended March 31, 2002 and 2001. General and administrative expenses for the first quarter 2002 included certain one-time, non-recurring expenses related to the relocation of the Company's corporate offices and other employment related matters.

Other income, net, was $62,000 and $78,000 for the three months ended March 31, 2002 and 2001, respectively. Other income is primarily interest income on cash and cash equivalents and short-term investments.

Liquidity and Capital Resources

On March 31, 2002, the Company had working capital of $15.9 million, a decrease of $400,000 from $16.3 million on December 31, 2001. For the three months ended March 31, 2002, cash used in operating activities was $2.8 million compared to cash provided by operating activities of $400,000 for the three months ended March 31, 2001. The use of cash during the quarter is primarily due to a reduction of current liabilities, and includes approximately $1,350,000 of previously recorded restructuring liabilities and other items paid primarily related to the Company's relocation of its corporate headquarters from San Diego, California to Exton, Pennsylvania. Days Sales Outstanding were 83 for the quarter compared with 89 in the fourth quarter of 2001 and 88 in the first quarter of 2001.

Net cash used in investing activities was $153,000 for the three months ended March 31, 2002, compared to net cash used in investing activities of $29,000 for the three months ended March 31, 2001, primarily due to increased purchases of equipment related to the Company's relocation of its corporate headquarters from San Diego, California to Exton, Pennsylvania.

The Company did not have any financing activities for the three months ended March 31, 2002 and 2001.

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

The Company expects to spend approximately $5.0 million to $7.0 million during 2002 on increased marketing and sales activities and capital expenditures. The Company intends to fund these expenditures from cash on hand. There is no assurance that these expenditures will result in increased sales or additional revenues.

Although the Company has an accumulated deficit as of March 31, 2002, the Company believes that its available funds together with anticipated cash from operating activities will be sufficient to meet its capital requirements for the foreseeable future. The Company may sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities or issuance of equity securities in future acquisitions would result in dilution to the Company's stockholders and the incurrence of additional debt could result in additional interest expense. However, there can be no assurance that the Company will be able to sell additional equity or debt securities, or be able to obtain additional financing on acceptable terms, if at all.

Business Risks

In addition to the factors addressed in the preceding sections, certain dynamics of the Company's markets and
________________________________________________________________________________
                                       12
operations create fluctuations in the Company's quarterly results. Uncertainty and cost containment in healthcare and competitive conditions present various other risks to operating results which are more fully described in the Company's Form 10-K filed with the SEC and other SEC filings.

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

________________________________________________________________________________

PART II OTHER INFORMATION

Item 1. Legal Proceedings

                     IN RE DAOU SYSTEMS SECRITIES LITIGATION
                     ---------------------------------------

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its former officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs and they filed a second amended consolidated class action complaint on January 21, 2000. The new complaint realleges the same theory of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. Claims are pleaded under both the Securities Act of 1933 (relating to the Company's initial public offering) and section 10b of the 1934 Securities Exchange Act. The complaint was brought on behalf of a purported class of investors who purchased the Company's Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. As with their Federal court counterparts, they do not allege specific damage amounts. On April 1, 1999, a consolidated amended class action was filed on behalf of the same plaintiffs and this new state complaint alleges the same factual basis as is asserted in the federal litigation. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss that was filed on February 22, 2000 in the federal litigation. That motion was granted on March 27, 2002, but the Court extended to plantiffs the opportunity to file a third amended complaint no later than May 16, 2002. If they fail to do so in the time allotted, the Court will dismiss the case with prejudice without further notice to the parties. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

                       DICKSON V DAOU SYSTEMS, INC. ET AL
                       ----------------------------------

On February 27, 2002, a complaint was filed against certain of the Company's former officers and directors as well as Daou On-Line, Inc. in the Superior Court of New Jersey located in Bergen County. A First Amended Complaint was filed on March 1, 2002 adding the Company and its former Chief Financial Officer as parties-defendant. The gravamen of the First Amended Complaint is two-fold. First, it alleges Daou's financial statements were misleading and fraudulently induced the plaintiff to merge his Company with Daou. Second, the First Amended Complaint alleges breach of an indemnification and severence agreement obligating the Company to defend the plaintiff in a lawsuit filed by Traci Melia, a former employee. Neither the Complaint nor the First Amended Complaint allege specific damage amounts. While the Company has been served, proper service has not been effected upon the balance of the defendants. On April 24, 2002 the Company filed a Motion to Dismiss the First Amended Complaint. The Court has scheduled a hearing on such motion for May 24, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit No.             Description
     ----------              -----------
     None

(b) Current Reports on Form 8-K. The Registrant did not file any Current Reports on Form 8-K with the Commission during the quarter ended March 31, 2002.

________________________________________________________________________________

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  May 15, 2002

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

________________________________________________________________________________