Form 10-Q
period 2002-06-30
DAOU SYSTEMS INC
filed 2002-08-14
CIK 1003989

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

The number of shares of Registrant's Common Stock, par value $.001 per share, outstanding as of August 10, 2002: 21,623,466

                               Daou Systems, Inc.

                               Index to Form 10-Q

                                                                                              Page
                                                                                              ----
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements                                                       2

           Condensed Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001          2

           Condensed Statements of Operations (unaudited) for the Three Months and Six
           Months Ended June 30, 2002 and 2001                                                  3

           Condensed Statements of Cash Flows (unaudited) for the Six Months Ended June 30,
           2002 and 2001                                                                        4

           Notes to Condensed Financial Statements (unaudited)                                  5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                         10

Item 3.    Quantitative and Qualitative Disclosure about Market Risk                           15

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                   16

Item 2.    Changes in Securities and Use of Proceeds                                           16

Item 3.    Defaults Upon Senior Securities                                                     16

Item 4.    Submission of Matters to a Vote of Security Holders                                 17

Item 5.    Other Information                                                                   17

Item 6.    Exhibits and Reports on Form 8-K                                                    17

           SIGNATURES                                                                          18

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                               Daou Systems, Inc.
                            Condensed Balance Sheets
                      (In thousands, except per share data)

                                                                           June 30,    December 31,
                                                                             2002         2001
                                                                         (unaudited)
                                                                         --------------------------
Assets
Current assets:
   Cash and cash equivalents                                              $ 11,936       $ 14,868
   Restricted cash                                                              --            147
   Short-term investments, available-for-sale                                   61             59
   Accounts receivable, net of allowance for doubtful accounts of $667
      and $715 at June 30, 2002 and December 31, 2001, respectively          8,749          7,572
   Contract work in progress                                                   162            310
   Other current assets                                                        997            328
                                                                         --------------------------
Total current assets                                                        21,905         23,284

Equipment, furniture and fixtures, net                                       1,091            970
Other assets                                                                   145            130
                                                                         --------------------------
Total Assets                                                              $ 23,141       $ 24,384
                                                                         ==========================

Liabilities and Stockholders' Equity
Current liabilities:
   Trade accounts payable and other accrued liabilities                   $  2,495       $  2,933
   Accrued salaries and benefits                                             3,757          3,254
   Deferred revenue                                                            362            585
   Current portion of severance payable                                         95            193
                                                                         --------------------------
Total current liabilities                                                    6,709          6,965

Long-term liabilities                                                           40             51

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $.001 par value.  Authorized 3,520 shares; issued and outstanding 2,182 shares at June 30, 2002 and
     December 31, 2001, with a liquidation preference of $14,399 and
     $13,912 at June 30, 2002 and December 31, 2001                              2              2
   Common stock, $.001 par value.  Authorized 50,000 shares; issued and outstanding 21,623 shares at June 30, 2002 and 21,556 shares
     at December 31, 2001                                                       23             22
   Additional paid-in capital                                               54,523         53,989
   Notes receivable from stockholders                                       (1,281)        (1,281)
   Deferred compensation                                                      (207)          (261)
   Accumulated other comprehensive loss                                        (70)           (72)
   Accumulated deficit                                                     (36,598)       (35,031)
                                                                         --------------------------
Total stockholders' equity                                                  16,392         17,368
                                                                         --------------------------
Total Liabilities and Stockholders' Equity                                $ 23,141       $ 24,384
                                                                         ==========================

          See accompanying notes to the condensed financial statements.

                               Daou Systems, Inc.
                       Condensed Statements of Operations
                      (In thousands, except per share data)
                                   (unaudited)

                                                Three Months Ended June 30,   Six Months Ended June 30,
                                                      2002       2001              2002      2001
                                                ---------------------------   -------------------------
Revenues before reimbursements (net revenues)        $ 9,734   $10,121            $18,838   $22,881
Out-of-pocket reimbursements                             829       822              1,605     1,760
                                                ---------------------------   -------------------------
   Total revenues                                     10,563    10,943             20,443    24,641

Cost of revenues before reimbursable expenses          7,336     8,431             13,865    18,763
Out-of-pocket reimbursable expenses                      829       822              1,605     1,760
                                                ---------------------------   -------------------------
   Total cost of revenues                              8,165     9,253             15,470    20,523
                                                ---------------------------   -------------------------
Gross profit                                           2,398     1,690              4,973     4,118

Operating expenses:
      Sales and marketing                              1,293       724              2,427     1,652
      General and administrative                       1,767     1,957              3,737     3,962
                                                ---------------------------   -------------------------
                                                       3,060     2,681              6,164     5,614
                                                ---------------------------   -------------------------
Loss from operations                                    (662)     (991)            (1,191)   (1,496)
Other income, net                                         49       125                111       203
                                                ---------------------------   -------------------------
Net loss                                                (613)     (866)            (1,080)   (1,293)

Accrued dividends on preferred stock                    (245)     (196)              (487)     (391)
                                                ---------------------------   -------------------------
Net loss available to common stockholders            $  (858)  $(1,062)           $(1,567)  $(1,684)
                                                ===========================   =========================
Basic and diluted net loss per share                 $ (0.05)  $ (0.06)           $ (0.08)  $ (0.10)
                                                ===========================   =========================
Shares used in computing basic and
   diluted net loss per share                         18,864    17,198             18,682    17,512
                                                ===========================   =========================

          See accompanying notes to the condensed financial statements.

                               Daou Systems, Inc.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                              Six Months Ended June 30,
                                                                    2002     2001
                                                                  -------   -------
Operating activities
Net loss                                                          $(1,080)  $(1,293)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
      Depreciation and amortization                                   438       709
      Amortization of deferred compensation                            54         -
      Provision for uncollectible accounts                             91       399
      (Gain) loss on retirement of fixed assets                       (10)      352
   Changes in operating assets and liabilities:
      Restricted cash                                                 147        --
      Accounts receivable                                          (1,268)    3,238
      Contract work in process                                        148       710
      Other current assets                                           (669)      (53)
      Accounts payable and accrued liabilities                       (438)   (1,709)
      Accrued salaries and benefits                                   503       921
      Other                                                          (332)      285
                                                                  -------   -------
Net cash (used in) provided by operating activities                (2,416)    3,559

Investing activities
Purchases of equipment, furniture and fixtures, net                  (549)     (135)
Changes in other assets                                               (15)       56
                                                                  -------   -------
Net cash used in investing activities                                (564)      (79)

Financing activities
Proceeds from issuance of common stock                                 48        55
Purchase of treasury stock                                             --      (198)
                                                                  -------   -------
Net cash provided by (used in) financing activities                    48      (143)

(Decrease) increase in cash and cash equivalents                   (2,932)    3,337
Cash and cash equivalents at beginning of period                   14,868    10,504
                                                                  -------   -------
Cash and cash equivalents at end of period                        $11,936   $13,841
                                                                  =======   =======
Supplemental Disclosure of Non-cash Activities:
Common stock issued for services                                  $    --   $    25
                                                                  =======   =======
Common stock issued for settlement                                $    --   $     3
                                                                  =======   =======
Common stock issuable for notes receivable from stockholder       $    --   $ 1,204
                                                                  =======   =======
Accrued preferred stock dividends                                 $   487   $   391
                                                                  =======   =======

          See accompanying notes to the condensed financial statements.

                               Daou Systems, Inc.
                     Notes to Condensed Financial Statements
                                   (unaudited)

1.   Basis of Presentation

The unaudited condensed financial statements of Daou Systems, Inc. ("Daou" or the "Company") at June 30, 2002 and for the three- and six-month periods ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position of the Company at June 30, 2002 and the results of operations for the three-and six-month periods ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and net income or losses will continue. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

                               Daou Systems, Inc.
               Notes to Condensed Financial Statements - continued
                                   (unaudited)

4.   Net Loss Per Share

Net loss per share is computed in accordance with FASB Statement No. 128, Earnings Per Share. Basic net loss per share is computed using the weighted average number of common shares outstanding during each period. Diluted net loss per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants. For the three and six months ended June 30, 2002 and 2001, diluted loss per share is unchanged from basic loss per share because the effects of the assumed conversion of Series A Preferred Stock, stock options and warrants would be anti-dilutive.

The following table details the computation of basic and diluted net loss per share:

                  (In thousands, except per share information)

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                        2002       2001      2002      2001
                                       ------------------   -----------------
Numerator:
   Net loss available to common        $  (858)  $(1,062)   $(1,567)  $(1,684)

Denominator:
   Weighted average common shares
      outstanding                       21,559    17,198     21,557    17,512
   Weighted average unvested common
      shares subject to repurchase
      agreements                        (2,695)       --     (2,875)       --
                                       ------------------   -----------------
Denominator for basic and diluted
      calculation                       18,864    17,198     18,682    17,512
                                       ==================   =================

Basic and diluted net loss per share   $ (0.05)  $ (0.06)   $ (0.08)  $ (0.10)
                                       ==================   ==================

5.   Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan ("ESPP"), employees are allowed to purchase the Company's common stock at six month intervals at the lower of 85% of the fair market value at the beginning of the measurement period or 85% of the fair market value at the end of the measurement period. On June 30, 2002, the Company issued 54,237 shares of common stock at $0.8415 per share. At June 30, 2002, 1,009,719 shares remained available for issuance under the ESPP.

6.   Restructuring Plan

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

The Company anticipates that the above restructuring plans will be completed by December 31, 2003.

                              Daou Systems, Inc.
               Notes to Condensed Financial Statements - continued
                                   (unaudited)

6. Restructuring Plan (continued)

The following table summarizes the restructuring and other related charges paid in 2002 and remaining charges in accrued liabilities as of June 30, 2002.

                                                                     Restructuring Charges
                                                         ---------------------------------------------
                                                         Accrued as of    Paid in Six    Accrued as of
                                                          December 31,   Months Ended      June 30,
                                                             2001        June 30, 2002       2002
                                                         ---------------------------------------------
Severance costs for involuntary employee terminations      $  151,000       $151,000       $     --
Costs related to closure and combination of facilities      1,161,000        844,000        317,000
                                                         ---------------------------------------------
                                                           $1,312,000       $995,000       $317,000
                                                         =============================================

7. Disclosure of Segment Information

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

                               Daou Systems, Inc.
               Notes to Condensed Financial Statements - continued
                                   (unaudited)

7.   Disclosure of Segment Information (continued)
(in thousands)
                                       Application   Technology
                                        Services      Services
                                        Division      Division    Total
                                       ---------------------------------
Three months ended June 30, 2002
--------------------------------
Revenues before reimbursements (net
revenues)                                $4,993        $4,741     $9,734
Cost of revenues before reimbursable
   expenses                               3,670         3,666      7,336
                                       ---------------------------------
Gross profit                              1,323         1,075      2,398
Gross profit percent                         26%           23%        25%

Sales and marketing                                                1,293
General and administrative                                         1,767
                                                                  ------
Loss from operations                                              $ (662)
                                                                  ======
Three months ended June 30, 2001
--------------------------------
Revenues before reimbursements (net
   revenues)                             $4,345        $5,776     $10,121
Cost of revenues before reimbursable
   expenses                               3,810         4,621       8,431
                                       ----------------------------------
Gross profit                                535         1,155       1,690
Gross profit percent                         12%           20%         17%

Sales and marketing                                                   724
General and administrative                                          1,957
                                                                  -------
Loss from operations                                              $ (991)
                                                                  =======

                                       Application   Technology
                                        Services      Services
                                        Division      Division     Total
                                       ----------------------------------
Six months ended June 30, 2002
--------------------------------
Revenues before reimbursements (net
   revenues)                              $9,392      $ 9,446     $18,838
Cost of revenues before reimbursable
   expenses                                6,767        7,098      13,865
                                       ----------------------------------
Gross profit                               2,625        2,348       4,973
Gross profit percent                          28%          25%         26%

Sales and marketing                                                 2,427
General and administrative                                          3,737
                                                                  -------
Loss from operations                                              $(1,191)
                                                                  =======

Six months ended June 30, 2001
--------------------------------
Revenues before reimbursements (net
   revenues)                              $8,950      $13,931     $22,881
Cost of revenues before reimbursable
   expenses                                7,193       11,570      18,763
                                       ----------------------------------
Gross profit                               1,757        2,361       4,118
Gross profit percent                          20%          17%         18%

Sales and marketing                                                 1,652
General and administrative                                          3,962
                                                                  -------
Loss from operations                                              $(1,496)
                                                                  =======
                                       8

                               Daou Systems, Inc.
               Notes to Condensed Financial Statements - continued
                                   (unaudited)

8.   Termination of Outsourcing Agreement

The Company provided on-site outsourcing services to a customer under a five-year outsourcing agreement which began January 1, 1999. On March 30, 2001, the Company entered into a termination agreement in which the outsourcing agreement terminated as of March 31, 2001. Under the termination agreement, all of the Company's on-site employees transferred to the customer effective April 1, 2001 and the customer paid the Company a transition fee of $643,000, of which $386,000 was recorded in net revenues in the second quarter of 2001 and $257,000 was recorded in the third quarter of 2001.

9.   Contingencies

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its former officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs and they filed a second amended consolidated class action complaint on January 21, 2000. The new complaint realleges the same theory of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. Claims are pleaded under both the Securities Act of 1933, as amended, (relating to the Company's initial public offering) and section 10b of the 1934 Securities Exchange Act. The complaint was brought on behalf of a purported class of investors who purchased the Company's Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. As with their Federal court counterparts, they do not allege specific damage amounts. On April 1, 1999, a consolidated amended class action was filed on behalf of the same plaintiffs and the new state complaint alleges the same factual basis as is asserted in the Federal litigation. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss that was filed on February 22, 2000 in the federal litigation. That motion was granted on March 27, 2002, but the Court extended to plaintiffs the opportunity to file a Third Amended Complaint. The plaintiffs filed their Third Amended Complaint on May 16, 2002, to which the Company responded with another Motion to Dismiss. The motion was filed on June 24, 2002 and challenged the legal sufficiency of the allegations. The plaintiffs have until August 14, 2002 to oppose the motion with the Company's reply to the opposition due August 30, 2002. The hearing on the Motion to Dismiss is calendared for September 9, 2002. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

On February 27, 2002, a complaint was filed against certain of the Company's former officers and directors, as well as Daou On-Line, Inc., in the Superior Court of New Jersey located in Bergen County. A First Amended Complaint was filed on March 1, 2002 adding the Company and its former Chief Financial Officer as parties-defendant. The gravamen of the First Amended Complaint is two-fold. First, it alleges Daou's financial statements were misleading and fraudulently induced the plaintiff to merge his company with Daou. Second, the First Amended Complaint alleges breach of an idemnification and severance agreement obligating the Company to defend the plaintiff in a lawsuit filed by Traci Melia, a former employee. Neither the Complaint nor the First Amended Complaint allege specific damage amounts. On April 24, 2002 the Company filed a Motion to Dismiss the First Amended Complaint. The Court conducted a hearing on June 7, 2002 and granted the Company's motion. On July 23, 2002, the plaintiff filed a Notice of Appeal. A hearing date for the appeal has not yet been set.

The Company is party to various claims and legal actions arising in the normal course of business. Although the ultimate outcome of the matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse affect on the Company's business, results of operations or financial condition; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company's results of operations, cash flows or financial position.
                                       9

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

     Technology Services Division ("TSD") - provides services focused on two vital components of a healthcare organization's infrastructure: the information technology itself and the resources who manage it. TSD provides solutions in key areas, including deployment of the network infrastructure, helping clients extend the value of legacy systems and enabling them to work with emerging technologies, web development and integration projects, and long-term management of complex information technologies, including help desk solutions and network management.

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

          . DTC - performs a full range of IT functional outsourcing services including co-source or outsource of call centers, help desks, desktop support, server management, network management and voice management.

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

Cost of revenues primarily consist of all expenses that are directly attributable to the business units and include the salaries, bonuses and related benefits of client-serving professionals as well as non-billable managers and support staff, subcontractor expenses, recruiting and training costs and office space costs. The Company's consultant-related costs are relatively fixed and therefore fluctuations in the Company's gross margin may occur due to changes in project margins and utilization rates of its professional staff.

Sales and marketing expenses primarily consist of the salaries, benefits, travel and other costs of the Company's sales and marketing teams, as well as marketing initiatives and business development expenses.

General and administrative expenses primarily consist of the costs attributable to the support of the Company's client-serving professionals, such as: investments in information systems, salaries, expenses and office space costs for executive management, financial accounting and human resources personnel, legal and other professional services.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net revenues.

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                          2002    2001        2002    2001
                                       --------------------------------------
Revenues before reimbursements (net
revenues)                                  100%    100%        100%    100%
Cost of revenues before reimbursable
expenses
                                            75      84          74      82
                                          ----    ----        ----    ----
Gross profit                                25      16          26      18
Operating expenses:                         31      26          33      25
                                          ----    ----        ----    ----
Loss from operations                        (6)    (10)         (7)     (7)
Other income, net                           --       1           1       1
                                          ----    ----        ----    ----
Net loss                                    (6)%    (9)%        (6)%    (6)%
                                          ====    ====        ====    ====

Three Months Ended June 30, 2002 and 2001

The Company's net revenues decreased 4% or $400,000 to $9.7 million for the three months ended June 30, 2002 from $10.1 million for the three months ended June 30, 2001. The decrease is primarily due to the Company's previously announced decision to exit certain lines of business that were not profitable, and termination of certain large outsourcing contracts in 2001, partially offset by higher revenues from the Company's applications services offerings in the payor market.

Services to the Company's five largest customers accounted for $3.4 million of net revenues for the three months ended June 30, 2002, representing 35% of total net revenues, with one customer in each of the DTC and the Sentient business units each accounting for 9% of total net revenues. This compares to net revenues from the five largest customers for the three months ended June 30, 2001 totaling $3.1 million, or 30% of total net revenues.

Cost of revenues before reimbursable expenses decreased 13%, or $1.1 million, to $7.3 million for the three months ended June 30, 2002 from $8.4 million for the three months ended June 30, 2001. This decrease is attributable primarily to the above-referenced efforts to eliminate under-performing lines of businesses and a reduction of costs and more effective management of the Company's workforce, offset by higher costs in the Company's managed care applications business associated with the higher revenue attainment in that business. At June 30, 2002, the Company had approximately 235 employees, compared with approximately 247 employees at June 30, 2001.

Gross margin increased to 25% for the three months ended June 30, 2002 compared to 16% for the three months ended June 30, 2001. This increase is primarily attributable to the above-referenced reduction of cost and elimination of under-performing lines of business, resulting in higher utilization rates primarily in the Company's managed care applications business and government healthcare integration services business, and increased project realization rates.

Second quarter 2002 operating results reflect a higher level of sales and marketing expenses in support of the Company's goal of reemerging in the healthcare IT market and increasing future revenues. During the second quarter 2002, sales and marketing expenses increased 86%, or $600,000, to $1.3 million from $700,000 for the three months ended June 30, 2001. Daou expects the increase in spending in sales and marketing to continue for the remainder of 2002 as it re-establishes market presence following a period of relative inactivity as the Company focused internally to restructure and gain operating efficiencies.

General and administrative expenses decreased 10%, or $200,000, to $1.8 million for the three months ended June 30, 2002 from $2.0 million for the three months ended June 30, 2001. The decrease year over year is primarily the result of a decrease in legal expenses, as well as a decrease in depreciation, rent and personnel costs as a result of the Company's relocation of its corporate offices, offset by certain one-time, non-recurring expenses related to the relocation.

Other income, net, declined to $49,000 for the three months ended June 30, 2002 from $125,000 for the three months ended June 30, 2001, due to lower cash levels and lower interest rates. Other income is primarily interest income on cash and cash equivalents and short-term investments.

Six Months Ended June 30, 2002 and 2001

The Company's net revenues decreased 17% or $4 million to $18.9 million for the six months ended June 30, 2002 from $22.9 million for the six months ended June 30, 2001. The decrease is primarily due to the previously announced termination of certain large outsourcing contracts, its decision to exit certain lines of business that were not profitable, and a reduction in revenues from temporary staffing services, partially offset by higher revenues from the Company's applications services offerings in the payor market. On March 30, 2001 the Company entered into an agreement to terminate an outsourcing contract for its largest customer effective March 31, 2001. Net revenues related to this contract were $2.7 million for the six months ended June 30, 2001.

Services to the Company's five largest customers accounted for $6.4 million of net revenues for the six months ended June 30, 2002, representing 34% of total net revenues, with one customer in each of the DTC and the Sentient business units each accounting for 9% of total net revenues. This compares to net revenues from the five largest customers for the six months ended June 30, 2001 totaling $7.9 million, or 35% of total net revenues.

Cost of revenues before reimbursable expenses decreased 26%, or $4.9 million, to $13.9 million for the six months ended June 30, 2002 from $18.8 million for the six months ended June 30, 2001. This decrease is attributable primarily to the above-referenced efforts to eliminate under-performing lines of businesses and a reduction of costs and more effective management of the Company's workforce, offset by higher costs in the Company's managed care applications business associated with the higher revenue attainment in that business. At June 30, 2002, the Company had approximately 235 employees, compared with approximately 247 employees at June 30, 2001.

Gross margin increased to 26% for the six months ended June 30, 2002 compared to 18% for the six months ended June 30, 2001. This increase is primarily attributable to the above-referenced reduction of cost and elimination of under-performing lines of business, resulting in higher utilization rates primarily in the Company's managed care applications, infrastructure services and government healthcare integration businesses, and increased project realization rates.

Operating results for the first six months of 2002 reflect a higher level of sales and marketing expenses in support of the Company's goal of reemerging in the healthcare IT market and increasing future revenues. Sales and marketing expenses increased 50%, or $800,000, to $2.4 million for the six months ended June 30, 2002 from $1.6 million for the six months ended June 30, 2001. Daou expects the increase in spending in sales and marketing to continue for the remainder of 2002 as it re-establishes market presence following a period of relative inactivity as the Company focused internally to restructure and gain operating efficiencies.

General and administrative expenses decreased 7%, or $300,000, to $3.7 million for the six months ended June 30, 2002 from $4.0 million for the six months ended June 30, 2001. The decrease year over year is primarily the result of a decrease in legal expenses, as well as a decrease in depreciation, rent and personnel costs as a result of the Company's relocation of its corporate offices, offset by certain one-time, non-recurring expenses related to the relocation and other employment related matters.

Other income, net, declined to $111,000 for the six months ended June 30, 2002 from $203,000 for the six months ended June 30, 2001, due to lower cash levels and lower interest rates. Other income is primarily interest income on cash and cash equivalents and short-term investments.

Liquidity and Capital Resources

On June 30, 2002, the Company had cash, cash equivalents and short term investments available for sale of $12 million, a decrease of $2.9 million from $14.9 million on December 31, 2001. For the six months ended June 30, 2002, cash used in operating activities was $2.4 million compared to cash provided by operating activities of $3.6 million for the six months ended June 30, 2001. The use of cash during the six months ended June 30, 2002 is primarily due to an increase in accounts receivable and other current assets, and includes approximately $1 million of previously recorded restructuring liabilities paid primarily related to the Company's relocation of its corporate headquarters from San Diego, California to Exton, Pennsylvania. Days Sales Outstanding were 84 for the quarter ended June 30, 2002 compared with 83 in the first quarter of 2002 and 89 in the fourth quarter of 2001.

Net cash used in investing activities was $564,000 for the six months ended June 30, 2002, compared to net cash used in investing activities of $79,000 for the six months ended June 30, 2001, primarily due to increased purchases of equipment related to the Company's relocation of its corporate headquarters from San Diego, California to Exton, Pennsylvania as well as investments in equipment used in the Company's help desk service line.

Cash provided by financing activities was $48,000 for the six months ended June 30, 2002 and was related to proceeds from the issuance of the Company's common stock.

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

Although the Company has an accumulated deficit as of June 30, 2002, the Company believes that its available funds together with anticipated cash from operating activities will be sufficient to meet its capital requirements for the foreseeable future. The Company may sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities or issuance of equity securities in future acquisitions would result in dilution to the Company's stockholders and the incurrence of additional debt could result in additional interest expense. However, there can be no assurance that the Company will be able to sell additional equity or debt securities, or be able to obtain additional financing on acceptable terms, if at all.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

                       DAOU SYSTEMS SECURITIES LITIGATION

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, separate complaints were filed against the Company and certain of its former officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiffs and they filed a second amended consolidated class action complaint on January 21, 2000. The new complaint realleges the same theory of liability previously asserted, namely the alleged improper use of the percentage-of-completion accounting method for revenue recognition. Claims are pleaded under both the Securities Act of 1933, as amended, (relating to the Company's initial public offering) and section 10b of the 1934 Securities Exchange Act. The complaint was brought on behalf of a purported class of investors who purchased the Company's Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts. In addition, on October 7, 1998 and October 15, 1998, separate complaints were filed in the Superior Court of San Diego, California. These additional complaints mirror the allegations set forth in the federal complaints and assert common law fraud and the violation of certain California statutes. As with their Federal court counterparts, they do not allege specific damage amounts. On April 1, 1999, a consolidated amended class action was filed on behalf of the same plaintiffs and the new state complaint alleges the same factual basis as is asserted in the Federal litigation. By stipulation of the parties, the state court litigation has been stayed pending the resolution of a motion to dismiss that was filed on February 22, 2000 in the federal litigation. That motion was granted on March 27, 2002, but the Court extended to plaintiffs the opportunity to file a Third Amended Complaint. The plaintiffs filed their Third Amended Complaint on May 16, 2002, to which the Company responded with another Motion to Dismiss. The motion was filed on June 24, 2002 and challenged the legal sufficiency of the allegations. The plaintiffs have until August 14, 2002 to oppose the motion with the Company's reply to the opposition due August 30, 2002. The hearing on the Motion to Dismiss is calendared for September 9, 2002. The Company believes that the allegations set forth in all of the foregoing complaints are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

                       DICKSON V DAOU SYSTEMS, INC. ET AL

On February 27, 2002, a complaint was filed against certain of the Company's former officers and directors, as well as Daou On-Line, Inc., in the Superior Court of New Jersey located in Bergen County. A First Amended Complaint was filed on March 1, 2002 adding the Company and its former Chief Financial Officer as parties-defendant. The gravamen of the First Amended Complaint is two-fold. First, it alleges Daou's financial statements were misleading and fraudulently induced the plaintiff to merge his company with Daou. Second, the First Amended Complaint alleges breach of an idemnification and severance agreement obligating the Company to defend the plaintiff in a lawsuit filed by Traci Melia, a former employee. Neither the Complaint nor the First Amended Complaint allege specific damage amounts. On April 24, 2002 the Company filed a Motion to Dismiss the First Amended Complaint. The Court conducted a hearing on June 7, 2002 and granted the Company's motion. On July 23, 2002, the plaintiff filed a Notice of Appeal. A hearing date for the appeal has not yet been set.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's 2002 Annual Meeting of Stockholders was held on June 11, 2002. The following matters were voted on the by stockholders:

1.   Election of two Class III Directors

     Vincent K. Roach and David W. Jahns were elected to the Board of Directors for terms expiring at the 2005 Annual Meeting of Stockholders and until their successors are duly qualified and elected. The vote was 14.3 million in favor of Mr. Roach and 29,000 votes withheld, and 14.3 million in favor of Mr. Jahns and 24,000 votes withheld.

2.   Ratification of Independent Auditors

     The stockholders ratified the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2002. Ernst & Young LLP has audited the Company's financial statements annually since March 1995. The vote was 14.3 million in favor, with 37,000 votes against and 1,000 withheld.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.   Description
-----------   -----------

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Current Reports on Form 8-K. The Registrant did not file any Current Reports on Form 8-K with the Commission during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:    August 14, 2002

                                      Daou Systems, Inc.


                                      By: /s/ James T. Roberto
                                          --------------------------------------
                                          James T. Roberto
                                          President and Chief Executive Officer,
                                          duly authorized officer


                                      By: /s/ Neil R. Cassidy
                                          --------------------------------------
                                          Neil R. Cassidy
                                          Executive Vice President,
                                          Chief Financial Officer, and
                                          Secretary, principal financial
                                          and accounting officer