Form 10-Q
period 2002-09-30
DAOU SYSTEMS INC
filed 2002-11-14
CIK 1003989

                               Daou Systems, Inc.
                     Notes to Condensed Financial Statements
                                   (unaudited)


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ____
                                       ---

The number of shares of Registrant's Common Stock, par value $.001 per share, outstanding as of November 8, 2002: 21,627,466

                               Daou Systems, Inc.

                               Index to Form 10-Q

PART I.   FINANCIAL INFORMATION                                                                        Page
                                                                                                     ----------
Item 1.   Condensed Financial Statements                                                                 2

          Condensed Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001               2

          Condensed Statements of Operations (unaudited) for the Three Months and Nine Months
          Ended September 30, 2002 and 2001                                                              3

          Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended September 30,
          2002 and 2001                                                                                  4

          Notes to Condensed Financial Statements (unaudited)                                            5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations         11

Item 3.   Quantitative and Qualitative Disclosure about Market Risk                                     16

Item 4.   Controls and Procedures                                                                       16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                             17

Item 6.   Exhibits and Reports on Form 8-K                                                              18

          SIGNATURES                                                                                    19

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

                               Daou Systems, Inc.
                            Condensed Balance Sheets
                 (In thousands, except share and per share data)


                                                                                    September 30,     December 31,
                                                                                        2002             2001
                                                                                     (unaudited)
                                                                                  -------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                        $    11,260      $    14,868
  Restricted cash                                                                            -              147
  Short-term investments, available-for-sale                                                60               59
  Accounts receivable, net of allowance for doubtful accounts
    of $674 and $715 at September 30, 2002 and December 31, 2001, respectively           8,990            7,572
  Contract work in progress                                                                264              310
  Other current assets                                                                     983              328
                                                                                   ----------------------------
Total current assets                                                                    21,557           23,284

Equipment, furniture and fixtures, net                                                   1,014              970
Other assets                                                                               155              130
                                                                                   ----------------------------
Total Assets                                                                       $    22,726      $    24,384
                                                                                   ============================

Liabilities and Stockholders' Equity
Current liabilities:

  Trade accounts payable and other accrued liabilities                             $     2,358      $     2,933
  Accrued salaries and benefits                                                          3,918            3,254
  Deferred revenue                                                                         552              585
  Current portion of severance payable                                                      35              193
                                                                                   ----------------------------
Total current liabilities                                                                6,863            6,965

Long-term liabilities                                                                       40               51

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, $.001 par value. Authorized 3,520,000 shares; issued and outstanding 2,182,000 shares at September 30,
   2002 and December 31, 2001, with a liquidation preference of
   $14,676 and $13,912 at September 30, 2002 and December 31, 2001                           2                2
  Common stock, $.001 par value.  Authorized 50,000,000 shares; issued and outstanding 21,625,000 shares at September 30, 2002 and
   21,555,000 shares at December 31, 2001                                                   22               22
  Additional paid-in capital                                                            54,799           53,989
  Notes receivable from stockholders                                                    (1,281)          (1,281)
  Deferred compensation                                                                   (179)            (261)
  Accumulated other comprehensive loss                                                     (71)             (72)
  Accumulated deficit                                                                  (37,469)         (35,031)
                                                                                   ----------------------------
Total stockholders' equity                                                         $    15,823           17,368
                                                                                   ----------------------------
Total Liabilities and Stockholders' Equity                                         $    22,726      $    24,384
                                                                                   ============================


          See accompanying notes to the condensed financial statements.

                               Daou Systems, Inc.
                       Condensed Statements of Operations
                      (In thousands, except per share data)
                                   (unaudited)

                                                    Three Months Ended       Nine Months Ended
                                                       September 30,            September 30,
                                                    2002          2001      2002           2001
                                                 -----------------------------------------------
Revenues before reimbursements (net revenues)    $  9,493      $ 9,129    $ 28,331      $ 32,010
Out-of-pocket reimbursements                          825          723       2,430         2,483
                                                 -----------------------------------------------
 Total revenues                                    10,318        9,852      30,761        34,493


Cost of revenues before reimbursable
expenses                                            7,129        7,402      20,994        26,165
Out-of-pocket reimbursable expenses                   825          723       2,430         2,483
                                                 -----------------------------------------------
   Total cost of revenues                           7,954        8,125      23,424        28,648
                                                 -----------------------------------------------
Gross profit                                        2,364        1,727       7,337         5,845

Operating expenses:
   Sales and marketing                              1,388          723       3,815         2,375
   General and administrative                       1,645        1,886       5,382         5,848
                                                 -----------------------------------------------
                                                    3,033        2,609       9,197         8,223
                                                 -----------------------------------------------
Loss from operations                                 (669)        (882)     (1,860)       (2,378)
Other income, net                                      75          143         186           346
                                                 -----------------------------------------------
Net loss                                             (594)        (739)     (1,674)       (2,032)

Accrued dividends on preferred stock                 (277)        (226)       (764)         (618)
                                                 -----------------------------------------------
Net loss available to common stockholders        $   (871)     $  (965)   $ (2,438)     $ (2,650)
                                                 ===============================================

Basic and diluted net loss per share             $  (0.05)     $ (0.06)   $  (0.13)     $  (0.15)
                                                 ===============================================

Shares used in computing basic and diluted
   net loss per share                              19,282       17,372      18,883        17,465
                                                 ===============================================

          See accompanying notes to the condensed financial statements.

                               Daou Systems, Inc.
                       Condensed Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                       Nine Months Ended September 30,
                                                                        2002                     2001
                                                                     ----------               ----------
Operating activities
Net loss                                                             $   (1,674)              $   (2,032)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization                                          769                    1,038
     Stock based compensation                                                --                       35
     Provision for uncollectible accounts                                   139                      447
     (Gain) loss on retirement of fixed assets                              (10)                     350
  Changes in operating assets and liabilities:
     Restricted cash                                                        147                        -
     Accounts receivable                                                 (1,557)                   3,728
     Contract work in process                                                46                      631
     Other current assets                                                  (655)                      58
     Accounts payable and accrued liabilities                              (575)                  (1,522)
     Accrued salaries and benefits                                          664                      652
     Deferred revenue                                                       (33)                     275
     Other long-terms liabilities                                          (169)                    (150)
                                                                     ----------               ----------
Net cash (used in) provided by operating activities                      (2,908)                  3,510

Investing activities
Purchases of equipment, furniture and fixtures, net                        (724)                   (177)
Changes in other assets                                                     (25)                     94
                                                                     ----------               ----------
Net cash used in investing activities                                      (749)                    (83)

Financing activities
Proceeds from issuance of common stock                                       49                      54
Purchase of treasury stock                                                    -                    (198)
                                                                     ----------               ----------
Net cash provided by (used in) financing activities                          49                    (144)

(Decrease) increase in cash and cash equivalents                         (3,608)                  3,283
Cash and cash equivalents at beginning of period                         14,868                  10,504
                                                                     ----------               ----------
Cash and cash equivalents at end of period                           $   11,260               $   13,787
                                                                     ==========               ==========

Supplemental disclosure of non-cash activities:
Common stock issued for services                                     $        -               $       25
                                                                     ==========               ==========
Unrealized loss on investments                                       $        1               $        5
                                                                     ==========               ==========
Common stock issued for settlement                                   $        -               $       10
                                                                     ==========               ==========
Common stock issuable for notes receivable from stockholder          $        -               $    1,204
                                                                     ==========               ==========
Accrued preferred stock dividends                                    $      764               $      618
                                                                     ==========               ==========

          See accompanying notes to the condensed financial statements.

                               Daou Systems, Inc.
                    Notes to Condensed Financial Statements
                                  (unaudited)

1. Basis of Presentation

The unaudited condensed financial statements of Daou Systems, Inc. ("Daou" or the "Company") at September 30, 2002 and for the three- and nine-month periods ended September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position of the Company at September 30, 2002 and the results of operations for the three- and nine-month periods ended September 30, 2002 and 2001. The results of operations for the three- and nine-months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and net income or losses will continue. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

                               Daou Systems, Inc.
                    Notes to Condensed Financial Statements
                                  (unaudited)

4. Net Loss Per Share

Net loss per share is computed in accordance with FASB Statement No. 128, Earnings Per Share. Basic net loss per share is computed using the weighted average number of common shares outstanding during each period. Diluted net loss per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants. For the three and nine months ended September 30, 2002 and 2001, diluted loss per share is unchanged from basic loss per share because the effects of the assumed conversion of Series A Preferred Stock, stock options and warrants would be anti-dilutive.

The following table details the computation of basic and diluted net loss per share:

                  (In thousands, except per share information)

                                                      Three Months Ended       Nine Months Ended
                                                         September 30,           September 30,
                                                       2002         2001       2002        2001
                                                     --------------------------------------------
        Numerator:
           Net loss available to common
               stockholders                          $    (871)  $   (965) $  (2,438) $  (2,650)
        Denominator:
           Weighted average common shares
             outstanding                                21,624     21,293     21,580     19,249
           Weighted average unvested common
             shares subject to repurchase
             agreements                                 (2,342)    (3,921)    (2,697)    (1,784)
                                                     ------------------------------------------
        Denominator for basic and diluted
             calculation                                19,282     17,372     18,883     17,465
                                                     ==========================================

        Basic and diluted net loss per share         $   (0.05)  $  (0.06) $   (0.13) $   (0.15)

5. Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan ("ESPP"), employees are allowed to purchase the Company's common stock at six month intervals at the lower of 85% of the fair market value at the beginning of the measurement period. On June 30, 2002, the Company issued 54,237 shares of common stock at $0.8415 per share. At September 30,2002, 1,009,719 shares remained available for issuance under the ESPP.

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

The future lease obligations relating to the closure of certain facilities are payable during the remainder of 2002 and during 2003.

                               Daou Systems, Inc.
                    Notes to Condensed Financial Statements
                                  (unaudited)

6. Restructuring Plan (continued)

The following table summarizes the restructuring and other related charges paid in 2002 and remaining charges in accrued liabilities as of September 30, 2002.

                                                                               Restructuring Charges
                                                               ------------------------------------------------------
                                                                                   Paid in Nine
                                                                Accrued as of      Months Ended      Accrued as of
                                                                December 31,       September 30,     September 30,
                                                                    2001               2002              2002
                                                               ------------------------------------------------------
    Severance costs for involuntary employee terminations         $   151,000       $   151,000        $         -
    Costs related to closure and combination of facilities          1,161,000           943,000            218,000
                                                               ------------------------------------------------------
                                                                  $ 1,312,000       $ 1,094,000        $   218,000
                                                               ======================================================

7. Disclosure of Segment Information

For internal management and marketing/sales synergy purposes, the Company continues to group its business units within two divisions - Technology Services Division ("TSD") and Application Services Division ("ASD"). Externally, with respect to marketing/sales and related customer service, the Company's interaction with customers will take place at the business unit level. TSD consists of the following three business units: (i) Infrastructure Services Group ("ISG"), which designs and deploys HIT infrastructure components essential to delivering and securing access to applications across the enterprise; (ii) Sentient ("Sentient"), which builds and supports M/MUMPS-based systems typically used by government healthcare organizations; and (iii) Daou Technology Center (the "DTC", formerly "RTC"), which provides Help Desk services to mitigate risk via systems support of the desktop, network, server and security environments. ASD is comprised of the following two business units: (i) Technology Management ("TMI"), which provides strategic consulting services to payers and providers, including those related to the Health Insurance Portability & Accountability Act of 1996 ("HIPAA") and provides application planning, implementation and support of payer-based HIT applications to insurance companies and managed care organizations; and (ii) Resources in Healthcare Innovation ("RHI"), which provides temporary staffing resources to hospitals, IDNs and third-party vendors focused on the implementation and support of provider-based HIT applications.

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

         (in thousands)
                                                       Application    Technology
                                                        Services       Services
                                                        Division       Division       Total
        Three months ended September 30, 2002
        -------------------------------------
        Revenues before reimbursements (net
        revenues)                                         $ 5,291       $ 4,202      $ 9,493
        Cost of revenues before reimbursable
        expenses                                            3,606         3,523        7,129
                                                      ----------------------------------------
        Gross profit                                        1,685           679        2,364
        Gross profit percent                                   32%           16%          25%

        Sales and marketing                                                            1,388
        General and administrative                                                     1,645
                                                                                   -----------
        Loss from operations                                                         $  (669)
                                                                                   ===========

                               Daou Systems, Inc.
                    Notes to Condensed Financial Statements
                                  (unaudited)

7. Disclosure of Segment Information (continued)

                                                               Application    Technology
                                                                Services       Services
                                                                Division       Division       Total
                                                              ----------------------------------------
        Three months ended September 30, 2001
        -------------------------------------
        Revenues before reimbursements (net revenues)            $  4,065      $  5,064       $  9,129
        Cost of revenues before reimbursable expenses               3,467         3,935          7,402
                                                              ----------------------------------------
        Gross profit                                                  598         1,129          1,727
        Gross profit percent                                           15%           22%            19%

        Sales and marketing                                                                        723
        General and administrative                                                               1,886
                                                                                              --------
        Loss from operations                                                                  $   (882)
                                                                                              ========

                                                               Application    Technology
                                                                Services       Services
                                                                Division       Division       Total
                                                              ----------------------------------------
        Nine months ended September 30, 2002
        ------------------------------------
        Revenues before reimbursements (net revenues)            $ 14,683      $ 13,648       $ 28,331
        Cost of revenues before reimbursable expenses              10,373        10,621         20,994
                                                              ----------------------------------------
        Gross profit                                                4,310         3,027          7,337
        Gross profit percent                                           29%           22%            26%

        Sales and marketing                                                                      3,815
        General and administrative                                                               5,382
                                                                                              --------
        Loss from operations                                                                  $ (1,860)
                                                                                              ========

        Nine months ended September 30, 2001
        ------------------------------------
        Revenues before reimbursements (net revenues)            $ 13,015      $ 18,995      $  32,010
        Cost of revenues before reimbursable expenses              10,660        15,505         26,165
                                                              ----------------------------------------
        Gross profit                                                2,355         3,490          5,845
        Gross profit percent                                           18%           18%            18%

        Sales and marketing                                                                      2,375
        General and administrative                                                               5,848
                                                                                             ---------
        Loss from operations                                                                 $  (2,378)
                                                                                             =========

                               Daou Systems, Inc.
                     Notes to Condensed Financial Statements
                                  (unaudited)

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

9. Contingencies

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, four separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. On October 15, 2002, the Court granted the Company's Motion to Dismiss the class action complaint, with prejudice. Now that the federal court has granted the motion, the plaintiffs are determining whether to appeal and how to proceed with the state court litigation.

As background, a group of shareholders were appointed the lead plaintiff in this federal litigation, and they filed a second amended consolidated class action complaint on January 21, 2000. This new complaint realleges that the Company improperly used the "percentage-of-completion" accounting method for revenue recognition. Claims are pleaded under both the 1933 Securities Act (relating to the Company's initial public offering) and Section 10b of the 1934 Securities Act. The complaint was brought on behalf of a purported class of investors who purchased the Company's common stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts. A Motion to Dismiss the second amended consolidated class action complaint was filed on February 23, 2000. On March 27, 2002, the Court granted the Motion but extended to plaintiffs the opportunity to file a Third Amended Complaint. The plaintiffs filed their Third Amended Complaint on May 16, 2002, to which the Company responded with another Motion to Dismiss. The Motion was filed on June 24, 2002 and challenged the legal sufficiency of the allegations. On October 15, 2002, the Court granted that Motion, this time with prejudice. On October 7, 1998 and October 15, 1998, two separate complaints were filed in the Superior Court of San Diego County, California. These state court complaints mirror the allegations set forth in the federal complaints. They also assert claims for common law fraud and the violation of certain California statutes. As with their federal counterparts, they do not allege specific damage amounts. On April 1, 1999, a Consolidated Amended Class Action was filed on behalf of the same state court plaintiffs, and this new complaint alleges the same factual basis as is asserted in the federal litigation. The state litigation pleads claims for fraud and violations of certain California Corporation Code provisions. By stipulation of the parties and order of the court, this state court litigation was stayed pending the outcome of the motion to dismiss the federal lawsuits. Now that the federal court has granted the motion, the plaintiffs are determining whether to appeal and how to proceed with the state court litigation. The Company believes that the allegations set forth in the federal and state complaints are without merit, and the Company intends to defend against these lawsuits vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations, and financial condition.

                               Daou Systems, Inc.
                     Notes to Condensed Financial Statements
                                   (unaudited)

9. Contingencies (continued)

On February 27, 2002, a Complaint was filed against certain of the company's former officers and directors as well as Daou On-Line, Inc. in the Superior Court of New Jersey located in Bergen County. The Court conducted a hearing on June 7, 2002 and granted the Company's Motion to Dismiss. The plaintiff abandoned his appeal and intends to proceed to arbitration in California.

As background, a First Amended Complaint was filed on March 1, 2002, adding the company and its former Chief Financial Officer as parties-defendant. The gravamen of the First Amended Complaint is two-fold. First, it alleges Daou's financial statements were misleading and fraudulently induced the plaintiff to merge his company with Daou. Second the First Amended Complaint alleges breach of an indemnification and severance agreement obligating the company to defend the plaintiff in a lawsuit filed by Traci Melia, a former employee. Neither the Complaint nor the First Amended Complaint allege specific damage amounts. A Motion to Dismiss the First Amended Complaint was filed on April 24, 2002. The Court conducted a hearing on June 7, 2002 and granted the motion. On July 23, 2002, the plaintiff filed a Notice of Appeal and the Appellate Court set a briefing schedule directing the plaintiff/appellant to file his opening brief no later than October 21, 2002. The plaintiff/appellant did not file his brief because he intends to abandon his appeal and proceed to arbitration in California. The Company believes that the allegations set forth in the original and First Amended Complaints are without merit, and the Company intends to defend against the arbitration vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Overview

Daou Systems, Inc. provides expert consulting and management services to healthcare organizations in the design, deployment and support of IT infrastructure and application systems. The firm offers a range of comprehensive services, from strategic consulting, to IT application design and implementation, to long-term, outsourced operational management. Daou has provided services to more than 1,500 healthcare organizations, including leading private and public hospitals, managed care organizations on both the payer and provider sides of the market, as well as integrated healthcare delivery networks
(IDNs) and government healthcare. Daou Systems, Inc. is a publicly traded company listed on the OTC Bulletin Board under the stock symbol DAOU. As of September 30, 2002 Daou had approximately 232 employees.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net revenues.

                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                  September 30,
                                                2002            2001           2002            2001
                                            ----------------------------------------------  ----------
Revenues before reimbursements (net
revenues)                                        100%            100%           100%            100%
Cost of revenues before reimbursable
expenses                                          75              81             74              82
                                            --------        --------        -------         -------
Gross profit                                      25              19             26              18
Operating expenses:                               32              29             32              26
                                            --------        --------        -------         -------
Loss from operations                              (7)            (10)            (7)             (7)
Other income, net                                  1               2              1               1
                                            --------        --------        -------        --------
Net loss                                          (6)%            (8)%           (6)%            (6)%
                                            ========        ========        =======        ========

Three Months Ended September 30, 2002 and 2001

The Company's net revenues increased 4% or $364,000 to $9.5 million for the three months ended September 30, 2002 from $9.1 million for the three months ended September 30, 2001. The increase is primarily related to higher professional services revenues in the Company's managed care system implementation business as a result of higher levels of customer project activity. The higher revenues in the period were partially offset by lower revenues and reduced activity levels in Daou's infrastructure services group and other business units as a consequence of economic conditions impacting the provider market.

Services to the Company's five largest customers accounted for $3.4 million of net revenues for the three months ended September 30, 2002, representing 35% of total net revenues, with one customer in each of the DTC and the Sentient business units each accounting for 9% of total net revenues. This compares to net revenues from the five largest customers for the three months ended September 30, 2001 totaling $3.2 million, or 35% of total net revenues.

Cost of revenues before reimbursable expenses decreased 4%, or $273,000, to $7.1 million for the three months ended September 30, 2002 from $7.4 million for the three months ended September 30, 2001. This decrease is attributable primarily to efforts to eliminate under-performing lines of businesses and a reduction of costs and more effective management of the Company's workforce, offset by higher costs in the Company's managed care system implementation business associated with the higher revenue attainment in that business. At September 30, 2002, the Company had approximately 232 employees, compared with approximately 243 employees at September 30, 2001.

Gross margin increased to 25% for the three months ended September 30, 2002 compared to 19% for the three months ended September 30, 2001. The increase in gross profit was attributable primarily to a reduction of costs from the above referenced exit from certain lines of business that were not profitable and increased operating efficiencies and billable utilization of our workforce. Higher margins were partially offset by lower services revenues in the Company's infrastructure services group as a result of lower levels of customer project activity.

Third quarter 2002 operating results reflect a higher level of sales, marketing and business development expenses in support of the Company's goal of reemerging in the healthcare IT market and increasing future revenues. During the third quarter 2002, sales and marketing expenses increased 92%, or $665,000, to $1.4 million from $723,000 for the three months ended September 30, 2001. Daou expects the increase in spending in sales and marketing to continue for the remainder of 2002 as it re-establishes market presence following a period of relative inactivity as the Company focused internally to restructure and gain operating efficiencies.

General and administrative expenses decreased 13%, or $241,000, to $1.6 million for the three months ended September 30, 2002 from $1.9 million for the three months ended September 30, 2001. The decrease year over year is primarily the result of cost reductions the Company made, as well as a decrease in depreciation, rent and personnel costs as a result of the Company's relocation of its corporate offices.

Other income, net, was $75,000 and $143,000 for the three months ended September 30, 2002 and 2001, respectively. Other income is primarily interest income on cash and cash equivalents and short-term investments.

Nine Months Ended September 30, 2002 and 2001

The Company's net revenues decreased 11% or $3.7 million to $28.3 million for the nine months ended September 30, 2002 from $32.0 million for the nine months ended September 30, 2001. The decrease is primarily due to the previously announced termination by the Company of certain large outsourcing contracts, its decision to exit certain lines of business that were not profitable, a softened demand for temporary staffing services, and economic uncertainties in the healthcare market, offset by higher revenues from the Company's managed care system implementation offerings in the payer market. On March 30, 2001 the Company entered into an agreement to terminate an outsourcing contract for its largest customer effective March 31, 2001. Net revenues related to this contract were $2.9 million for the nine months ended September 30, 2001.

Services to the Company's five largest customers accounted for $9.7 million of net revenues for the nine months ended September 30, 2002, representing 34% of total net revenues, with one customer in each of the DTC and the Sentient business units each accounting for 9% of total net revenues. This compares to net revenues from the five largest customers for the nine months ended September 30, 2001 totaling $10.8 million, or 33% of total net revenues.

Cost of revenues before reimbursable expenses decreased 20%, or $5.2 million, to $21.0 million for the nine months ended September 30, 2002 from $26.2 million for the nine months ended September 30, 2001. This decrease is attributable primarily to the above-referenced efforts to eliminate under-performing lines of businesses and a reduction of costs and more effective management of the Company's workforce, offset by higher costs in the Company's managed care system implementation business associated with the higher revenue attainment in that business. At September 30, 2002, the Company had approximately 232 employees, compared with approximately 243 employees at September 30, 2001.

Gross margin increased to 26% for the nine months ended September 30, 2002 compared to 18% for the nine months ended September 30, 2001. The increase in gross profit was attributable primarily to the above referenced reduction of costs resulting in higher billable utilization primarily in our managed care system implementation and government healthcare integration businesses. Higher margins were partially offset by lower services revenues in the Company's infrastructure services group as a result of lower levels of customer project activity.

Operating results for the first nine months of 2002 reflect a higher level of sales, marketing and business development expenses in support of the Company's goal of reemerging in the healthcare IT market and increasing future revenues. Sales and marketing expenses increased 61%, or $1.4 million, to $3.8 million for the nine months ended September 30, 2002 from $2.4 million for the nine months ended September 30, 2001. Daou expects the increase in spending in sales and marketing to continue for the remainder of 2002 as it re-establishes market presence following a period of relative inactivity as the Company focused internally to restructure and gain operating efficiencies.

General and administrative expenses decreased 8%, or $466,000, to $5.4 million for the nine months ended September 30, 2002 from $5.8 million for the nine months ended September 30, 2001. The decrease year over year is primarily the result of the reduction of overhead costs, as well as a decrease in depreciation, rent and personnel costs as a result of the Company's relocation of its corporate offices, offset by certain one-time, non-recurring expenses related to the relocation and other employment related matters.

Other income, net, was $186,000 and $346,000 for the nine months ended September 30, 2002 and 2001, respectively. Other income is primarily interest income on cash and cash equivalents and short-term investments.

Liquidity and Capital Resources

On September 30, 2002, the Company had cash, cash equivalents and short term investments available for sale of $11.3 million, a decrease of $3.6 million from $14.9 million on December 31, 2001. For the nine months ended September 30, 2002, cash used in operating activities was $2.9 million compared to cash provided by operating activities of $3.5 million for the nine months ended September 30, 2001. The use of cash during the nine months ended September 30, 2002 is primarily due to an increase in accounts receivable and other current assets, and includes approximately $1.1 million of previously recorded restructuring liabilities paid primarily related to the Company's relocation of its corporate headquarters from San Diego, California to Exton, Pennsylvania. Days Sales Outstanding were 93 for the quarter ended September 30, 2002 compared with 84 in the second quarter of 2002 and 89 in the fourth quarter of 2001.

Net cash used in investing activities was $749,000 for the nine months ended September 30, 2002, compared to net cash used in investing activities of $83,000 for the nine months ended September 30, 2001, primarily due to increased purchases of equipment related to the Company's relocation of its corporate headquarters from San Diego, California to Exton, Pennsylvania as well as investments in equipment used in the Company's help desk service line.

Cash provided by financing activities was $49,000 for the nine months ended September 30, 2002 and was related to proceeds from the issuance of the Company's common stock.

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

The Company intends to continue to find marketing and sales activities and capital expenditures from cash on hand. There is no assurance that these expenditures will result in increased sales or additional revenues.

Although the Company has an accumulated deficit as of September 30, 2002, the Company believes that its available funds together with anticipated cash from operating activities will be sufficient to meet its capital requirements for the foreseeable future. The Company may sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities or issuance of equity securities in future acquisitions would result in dilution to the Company's stockholders and the incurrence of additional debt could result in additional interest expense. However, there can be no assurance that the Company will be able to sell additional equity or debt securities, or be able to obtain additional financing on acceptable terms, if at all.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that Daou's disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

                     IN RE DAOU SYSTEMS SECRITIES LITIGATION

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, four separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. On October 15, 2002, the court granted the Company's motion to dismiss the class action complaint, with prejudice. Now that the federal court has granted the motion, the plaintiffs are determining whether to appeal and how to proceed with the state court litigation.

As background, a group of shareholders were appointed the lead plaintiff in this federal litigation, and they filed a second amended consolidated class action complaint on January 21, 2000. This new complaint realleges that the Company improperly used the "percentage-of-completion" accounting method for revenue recognition. Claims are pleaded under both the 1933 Securities Act (relating to the Company's initial public offering) and section 10b of the 1934 Securities Act. The complaint was brought on behalf of a purported class of investors who purchased the Company's Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts. A Motion to Dismiss the second amended consolidated class action complaint was filed on February 23, 2000. On March 27, 2002, the Court granted the Motion but extended to plaintiffs the opportunity to file a Third Amended Complaint. The plaintiffs filed their Third Amended Complaint on May 16, 2002, to which the Company responded with another Motion to Dismiss. The Motion was filed on June 24, 2002 and challenged the legal sufficiency of the allegations. On October 15, 2002, the Court granted that Motion, this time with prejudice. On October 7, 1998 and October 15, 1998, two separate complaints were filed in the Superior Court of San Diego County, California. These state court complaints mirror the allegations set forth in the federal complaints. They also assert claims for common law fraud and the violation of certain California statutes. As with their federal counterparts, they do not allege specific damage amounts. On April 1, 1999, a Consolidated Amended Class Action was filed on behalf of the same state court plaintiffs, and this new complaint alleges the same factual basis as is asserted in the federal litigation. The state litigation pleads claims for fraud and violations of certain California Corporation Code provisions. By stipulation of the parties and order of the court, this state court litigation was stayed pending the outcome of the motion to dismiss the federal lawsuits. Now that the federal court has granted the motion, the plaintiffs are determining whether to appeal and how to proceed with the state court litigation. The Company believes that the allegations set forth in the federal and state complaints are without merit, and the Company intends to defend against these lawsuits vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations, and financial condition.

                       DICKSON V DAOU SYSTEMS, INC. ET AL

On February 27, 2002, a Complaint was filed against certain of the company's former officers and directors as well as Daou On-Line, Inc. in the Superior Court of New Jersey located in Bergen County. The Court conducted a hearing on June 7, 2002 and granted the Company's Motion to Dismiss. The plaintiff abandoned his appeal and intends to proceed to arbitration in California.

As background, a First Amended Complaint was filed on March 1, 2002, adding the company and its former Chief Financial Officer as parties-defendant. The gravamen of the First Amended Complaint is two-fold. First, it alleges Daou's financial statements were misleading and fraudulently induced the plaintiff to merge his company with Daou. Second the First Amended Complaint alleges breach of an indemnification and severance agreement obligating the company to defend the plaintiff in a lawsuit filed by Traci Melia, a former employee. Neither the Complaint nor the First Amended Complaint allege specific damage amounts. A Motion to Dismiss the First Amended Complaint was filed on April 24, 2002. The Court conducted a hearing on June 7, 2002 and granted the motion. On July 23, 2002, the plaintiff filed a Notice of Appeal and the Appellate Court set a briefing schedule directing the plaintiff/appellant to file his opening brief no later than October 21, 2002. The plaintiff/appellant did not file his brief because he intends to abandon his appeal and proceed to arbitration in California. The Company believes that the allegations set forth in the original and First Amended Complaints are without merit, and the Company intends to defend against the arbitration vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

    Exhibit No.             Description
    -----------            -------------
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

(b) Current Reports on Form 8-K. The Registrant filed the following Current Report on Form 8-K/A-1 with the SEC during the quarter ended September 30, 2002:

         On September 17, 2002, the Company filed a Current Report on Form 8-K/A-1 to amend Registrant's Form 8-K filed with the SEC on January 11, 1999, involving a contract between the Registrant and Saint Mary's Health Network of Reno, Nevada ("SMHN"). This contract was terminated effective as of March 31, 2001 as described in the Registrant's Form 10-Q for the quarter ended March 31, 2001 and filed with the SEC on May 15, 2001. The Registrant no longer provides services to SMHN.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  November 14, 2002

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

                                 Certifications

I, James T. Roberto, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Daou Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ James T. Roberto
------------------------
James T. Roberto
President and Chief Executive Officer

I, Neil R. Cassidy, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Daou Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Neil R. Cassidy
-----------------------
Neil R. Cassidy
Executive Vice President, Chief Financial Officer and Secretary