Form 10-K
period 2002-12-31
DAOU SYSTEMS INC
filed 2003-03-31
CIK 1003989

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------


                                   FORM 10-K

                               -----------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period from       to

                         Commission File No.: 0-22073

                               -----------------

                              DAOU SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

                          Delaware                     33-0284454
              (State or other jurisdiction of         (IRS Employer
               incorporation or organization)      Identification No.)

                     412 Creamery Way,
                         Suite 300,
                    Exton, Pennsylvania                   19341
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [_] NO [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002 was $16,033,700.

   As of March 20, 2003, the number of issued and outstanding shares of the Registrant's Common Stock was 21,782,707.

   Portions of the registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K. If the Proxy Statement is not filed with the Securities and Exchange Commission in definitive form prior to April 30, 2003, the registrant intends to amend this report to include information omitted from Part III hereof.

================================================================================

                                    PART I

CAUTIONARY STATEMENT

   This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of Daou Systems, Inc. You should not place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "hope", "believe," "think", "expect," "intend", "plan" or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, you should carefully review various risks and uncertainties identified in this report, including the matters set forth under the captions "Risk Factors" and in Daou's other SEC filings. These risks and uncertainties could cause Daou's actual results to differ materially from those indicated in the forward-looking statements. We do not undertake any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Item 1:  Business.

General

   Daou provides integrated information technology ("IT") solutions and services to the U.S. healthcare industry. Since 1987, we have provided IT services to approximately 1,500 customers, including many of the nation's hospitals, top 100 integrated delivery networks ("IDNs"), government healthcare organizations, health plans, insurance companies and managed care organizations. Our services include (1) management consulting, (2) traditional network services, (3) application implementation and support, (4) application development and integration, and (5) strategic outsourcing, including remote help desk and related technology support services. Daou currently has approximately 218 employees.

   Daou is principally focused on providing IT services and solutions to healthcare providers, payors and health plans and government healthcare organizations. We design and implement solutions to help healthcare organizations navigate the intersection of legacy systems with emerging technologies, such as web portals, wireless and other portable computing solutions. As a "trusted advisor" to leading organizations in the payor/insurer segment of the market, we provide consultative services to health maintenance organizations ("HMOs"), health insurers, blues plans and independent practice associations. Our provider customers include hospitals, IDNs, medical groups, academic medical centers, physician groups and ancillaries. In addition, we provide IT services to government healthcare organizations, third-party administrators, medical services organizations, service vendors, software vendors and hardware vendors. We believe that our key competitive advantage is our core understanding of our client's complex healthcare environment based on our extensive knowledge and experience in the healthcare industry.

   We remarket certain third-party applications and solutions, such as emPOWERnet (TM) portals, through our Strategic Partner Program. We sell no proprietary hardware, although our network solutions may include the resale of certain third-party products. Through extensive research and our payor and provider Advisory Boards and Chief Information Officer (CIO) Forums, we have the opportunity to fine-tune our strategic plans and service offerings with influential healthcare executives. Daou's operating philosophy is to meet or exceed the customer's objectives and to pursue excellence in every area in which our professional staff works.

   Daou Systems, Inc. was originally incorporated in California on July 16, 1987 and reincorporated in Delaware on November 15, 1996. Our principal executive offices are located at 412 Creamery Way, Suite 300, Exton, Pennsylvania 19341. You may contact us by telephone (800.578.3268), by facsimile (610.594.7683) or by e-mail (info@daou.com).

   We maintain a website where information concerning our business can be found. The address of our Internet website is http://www.daou.com. We provide a link on our website, under Investor Relations, to our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports.

Reorganization

   On January 9, 2003, we announced our decision to reorganize Daou's internal management structure, consolidate operations and eliminate non-strategic services. This reorganization, which was approved by our Board of Directors in December 2002, is part of our strategy to position Daou for continued growth in the marketplace. We recorded a one-time restructuring charge of approximately $1.6 million in the fourth quarter of 2002 related to severance costs, expenses associated with a slight workforce reduction, elimination of non-strategic services and the consolidation of office space in connection with this reorganization.

   As part of the reorganization, we consolidated Daou's two operating divisions--Technology Services and Application Services, and plan to operate as one business unit. For purposes of improving overall sales and operations effectiveness, and to offer our customers an integrated solutions approach through multi-disciplinary teams, we now provide our services through two primary practice groups: commercial healthcare and government healthcare. We believe the consolidation was necessary due to changing market forces in the healthcare industry. We expect that operating under our new structure will allow us to focus on our core competencies and pursue a seamless approach to applications and technology.

   Effective January 1, 2002, certain overhead expenses directly attributable to the business units and formerly recorded as general and administrative expenses are now recorded as cost of revenue before reimbursable expenses. The prior period amounts have been reclassified to conform to their current period presentation.

Services

   Daou provides integrated information technology solutions and services to the U.S. healthcare industry. We principally focus on (1) healthcare providers,
(2) payors and health plans and (3) government healthcare organizations. We focus exclusively on healthcare IT and have diverse technical resources. We believe that this offers our customers a combination of healthcare-familiar and practice-driven technology experts that factor in how each individual project works within the customer's IT strategic plan. Many of our technology consultants have extensive healthcare experience. In addition, our healthcare engineers and technicians are experienced with many types of technology, such as application development, networking, interfacing, database management, data security and help desk management. We work with clients to provide real-world solutions that work with their clinical and business processes. We provide services through two practice groups: commercial healthcare and government healthcare.

  Commercial Healthcare

   Daou's commercial healthcare practice serves both the health delivery and the payor/insurer segments of the industry. We believe that the healthcare industry faces a variety of challenges, including lower reimbursements, rising premiums, increased physician demand for clinical transformation and integration, and the need to improve quality of care and information management processes without harming financial performance.

   We seek to position Daou as a company with the know-how to help our customers out of the dilemma that faces so many healthcare organizations today--organizations that can't afford to replace their legacy systems, and can't afford not to. Many organizations are unable to afford multi-million dollar system replacements/upgrades proposed by large software application vendors. Our focus is on providing healthcare organizations with cost effective solutions to extend the useful life of legacy systems through the integration of emerging technologies and applications. By unlocking the potential of their existing systems to support the emerging technologies to stay competitive, and then implementing those technologies in a rapid, affordable way that delivers results, we are helping healthcare organizations solve their biggest IT challenge.

   We believe that our healthcare domain expertise, vision, applications and technology expertise, and customer service position Daou to better serve the commercial healthcare IT field in the following areas:

  .   Management Consulting

  .   Infrastructure--Assessment, Design and Implementation

  .   Application Implementation and Support

  .   Application Development and Integration

  .   Strategic Outsourcing

   Daou's management consulting know-how helps organizations meet the many challenges surrounding increasing competition, growing member and patient service demands, expanding regulatory requirements and the confusing horizon of emerging technologies. We provide solutions through key consulting services that include: strategic IT planning, security and privacy consulting, including readiness assessment, planning and remediation related to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), eHealth and mHealth strategic planning, system procurement and transition management.

   To build teams tailored to meet unique requirements of each client engagement, our consulting practice draws upon the most experienced management personnel. HIPAA consultants offer an approach methodology--including assessment tools, educational programs, and consultative assistance--to help organizations establish a HIPAA project office, understand the regulations, plan an approach, and achieve compliance. Senior consultants offer clients the benefit of overall project management vision as well as application and technical skills appropriate for specific assignments. The unit works with its clients in a goal-directed, strategic partnership to achieve results in a timely and cost-effective manner.

   In the area of general consulting, our most senior consultants provide counsel on business process improvement, business strategy and critical management problem solving, planning, and procurement of managed care systems, hospital systems and physician practice management systems. The engagement period for management consulting services typically averages three to six months, but varies depending on the size and complexity of the project.

   Daou's infrastructure services are focused on two vital components of a healthcare organization's infrastructure: the information technology itself and the experts who manage it. We assist the healthcare marketplace in the assessment, design, implementation, integration and support of legacy and emerging network services and systems. We provide solutions in key areas, including servers/directories, security, wireless and desktop. The success of our infrastructure services emanates from our core understanding of the client's complex healthcare environment. Our primary focus is in helping clients extend the value of legacy systems and enabling them to work with emerging technologies, such as web portals, wireless and other portable computing devices. We support healthcare organizations in all stages of infrastructure design and implementations, from the requisition and purchase of hardware to the installation and support of turn-key data networks.

   Our infrastructure consultants evaluate the customer's computer network system and provide recommendations for new network capabilities and capacity on an ongoing basis consistent with the evolving needs and strategy of the customer. In addition, we evaluate hardware and software options, interpret research and development results, update existing network designs and research specific products and technologies of interest to customers. We provide these services subject to predetermined schedules. We provide additional technical personnel to customers during periods of peak network requirements to accommodate and assist in network upgrade implementation or to accommodate the anticipated or unanticipated need for additional technical staff.

   The engagement period for infrastructure design and implementation services generally ranges from three to nine months, although certain projects have required a year or more for completion, and varies depending on the size and complexity of the implementation project. Services are generally performed on a time and expense basis and billed semi-monthly or monthly. Certain projects, generally those with significant hardware content, are performed on a fixed-fee basis, with revenue recognized as services are performed.

   In the area of long-term infrastructure solutions, we offer on-site management services that are designed to maintain the effective performance of a customer's computer network system. As healthcare IT systems become more complex, organizations are experiencing difficulties in hiring, training and retaining information technology professionals who can maintain the performance and functionality of their advanced systems. Accordingly, healthcare organizations have begun to outsource certain functions of their information systems departments. We will work with the customer to assess the appropriate staffing needs to maintain and support its computer network system. We will place our employees on-site on a full-time basis to provide network support services and ongoing training of the customer's internal staff. We generally provide these services in multi-year engagements on a fixed-price basis, with revenue recognized over the term of the agreement.

   Daou's vendor-certified application implementation and support teams have helped many of the nation's largest payor and provider organizations successfully implement and support applications from The TriZetto(R) Group, Epic Systems, McKesson Corporation, QCSI, Siemens Medical Solutions Health Services, CSC and many others. We are proficient in many of the most frequently used healthcare applications for both the payor and provider markets. Daou entered the application implementation and support business with the 1998 acquisition of TMI, a company that has been the leader in implementing payor sector systems for 20 years. Together with our provider sector experts, we have assisted over 750 payor and provider organizations to implement applications solutions.

   We have developed a rigorous, cost-effective methodology that drives on-time, on-budget implementations. Our application implementation and support services include:

  . Application Procurement. We provide expert assistance in system selection, and we guide clients through the five critical stages of a successful procurement effort: 1) Planning; 2) Requirements Definition;
      3) Vendor Evaluation; 4) Contract Negotiations; and 5) Pre-Implementation Planning.

  . Application Implementation Services. A system implementation consists of more than just converting files, installing programs and plugging in equipment. Knowledge of the process, including timelines, approach, resource selection and key project strategies, is critical to project success. Our implementation teams include project managers, configuration strategists, configuration analysts and other specialized support personnel, all with broad implementation experience and deep knowledge of the methodology necessary to make the process go smoothly.

  . Application and Operational Systems Support. Work doesn't stop at the end of the implementation. Changing operational environments, new business needs, additional regulatory requirements and even changes in personnel create perpetual challenges. Our operational and application support specialists help our customers leverage their initial investment to create ongoing returns. We focus our efforts in areas where technology and operations often meet, including system and personnel transition management, system evaluation and improvement, operational evaluation and improvement, application modification and support, interim business office management/model office and data consolidation and preparation.

  . Application Technical Support. The overlapping departmental and organizational responsibilities in healthcare require innovative technical solutions to manage and communicate data effectively. Our technical application support specialists plan and implement solutions related to system and data conversions, custom interface development, integration engine support, data extracts and e-commerce services, report writing and automated document production and distribution.

  . Knowledge Management/Reporting Services. From key management performance indicators to the detail data on a specific contract or business arrangement, it is critical to optimize an organization's data to meet its strategic business needs. Timely, accurate, accessible data is indeed a universal business requirement, and yet many organizations are challenged to make this a reality. Daou has assisted many clients in the last 20 years through development of strategy, system selection, implementation and deployment, and report development.

  . Transition Services. Migrating from one system to another is far more complex than simply turning one computer on and one off on a specified date. The process of change, or transition, to a new methodology begins with the elemental recognition that a new system or process is needed. How well an organization navigates through the change of an implementation will determine the success of the project. For two decades, we have helped clients transition their organizations through the myriad changes system migration engenders. And, because transition involves nuances of organizational development and communication with stakeholders at all levels, the nuances must be managed prudently.

  . Project Management. Implementation project management is the initiation, continued driving and persistent follow-up of all activities and tasks throughout the continuum of the project lifecycle:
      Planning/Orient/Design, Load/Development, Test/Train, Go Live and Post-implementation. Three key areas of focus are: planning, people management and subject knowledge. We understand healthcare needs in all these areas, and work closely with clients to deliver projects that consistently meet management's goals.

   Application implementation and support services are typically provided on a time and expense basis. The engagement period for these services typically averages six months, but varies depending on the size and complexity of the project. Implementation projects can last one to two years.

   Preserving, optimizing and extending the life cycle of existing systems is one of the key challenges facing the healthcare industry today. We help healthcare organizations maximize the value of their current and planned systems. Our application development and integration solutions are designed to enable organizations to cost-effectively access information and communicate across the enterprise despite systems running on disparate platforms in different environments. By developing interfaces, implementing existing interfaces, web-enabling a system or migrating to new, more compatible systems, we can help organizations streamline their technology to avoid information roadblock. Our custom integration skills can get clinical, lab and financial systems working in unison, while extending the value of legacy products and infrastructure. Our system integration and data extraction capabilities have helped commercial and government clients for over 20 years. Our application development and integration solutions include: custom programming, system integration engines, conversions and upgrades.

   The engagement period for application development and integration services generally ranges from six to nine months, but varies depending on the size and complexity of the project. Services are typically invoiced monthly on a time and expense basis.

   Daou's strategic outsourcing services are focused on maximizing the effectiveness of an organization's support center through our best practices methodology or by serving as an outsourcing partner in select managed services. Outsourcing service areas may include: security, network and server monitoring, help desk and desktop management. We seek to provide timely, professional resources to complement our client's existing staff and to provide proactive support for their systems. Our customer relationship and IT management team uses a proactive approach to minimize risk in these key areas:

  . Support Center Management. Our SCP-certified Technology Center supports the objectives of user service level agreements ("SLAs") for healthcare providers, primarily hospitals and IDNs, within a predictable financial model for world-class help desk management services. It is designed to be the first point of contact for all help desk calls. The Technology Center handles ID and password problems, printer problems, network connectivity issues, telecom requests and Microsoft Office application questions.

  . Desktop Management. Poorly designed or deployed desktop images frequently create an intense and unnecessary demand on a customer's support center and break/fix operation. Daou's desktop management services provide reliable and centrally managed desktop environments. From standard image content definition and creation, library management, automated distribution technologies, remote control tools, asset inventory tracking to central desktop engineering expertise, Daou works to standardize and automate desktop management.

  . Server/Network Management. Daou implements tools to proactively monitor server and network performance to anticipate upcoming problems, and resolve situations before they lead to costly downtime. Our remote network management services are designed to reduce the need for onsite staffing for all but emergencies or routine onsite support.

   We provide our IT functional outsourcing services in accordance with pre-determined, detailed schedules and plans established with the customer. We typically provide help desk services and these other services in multi-year engagements on a fixed-price fee per node or fee per call basis. The engagement period for help desk and desktop computing assessments generally averages one to two months, but varies depending on the size and complexity of the project. The assessment services are normally provided to customers on a time and expense basis, with billing occurring semi-monthly or monthly.

Government Healthcare

   Daou has extensive experience developing, implementing and/or supporting data extractions, commercial off-the-shelf (COTS) product integration, and module support for government healthcare organizations including the Military Health System, the Indian Health Services and Veterans Health Administration. Our systems integration solutions enable government healthcare organizations to cost-effectively access information and communicate across the enterprise in spite of the fact that systems run on disparate platforms in different environments. Daou entered the government healthcare market through the 1998 acquisition of Sentient. Sentient had developed an expertise in government healthcare, with a track record of implementing solutions that ultimately reduce the cost and improve the quality of healthcare.

   In addition to offering those services provided by our commercial healthcare practice, our government healthcare services include:

  . Custom Programming. We provide instrument interfaces, specialized reporting requirements, web-enabled, back-end systems allowing real-time results and support for legacy and "sunsetted" systems.

  . System Integration Engines. We are experienced in optimizing leading system integration engines and opening up MUMPS-based systems to current or emerging technologies through our proprietary integration engine.

  . Conversions and Upgrades. Fulfilling reporting requirements through data extraction, cleansing and scrubbing for warehouses and relational databases.

   By developing interfaces, implementing existing interfaces, Web-enabling a system, or migrating data to more compatible systems, our government healthcare practice provides federal healthcare systems with low-cost methods of sharing data between legacy systems, on-line transaction processing systems, and off-the-shelf applications, regardless of technology platform or location. In addition, our capabilities include building and supporting the M/MUMPS-based systems typically used by government-run healthcare organizations. The group's consultants are experienced in healthcare information systems such as CHCS, VistA and RPMS.

   The engagement period for these services generally ranges from nine to twelve months, but varies depending on the size and complexity of the project. Services are typically invoiced semi-monthly or monthly on a time and expense basis.

Recruiting and Training of Technical Employees

   We dedicate significant time and resources to recruit, train and retain qualified technical personnel. Our technical personnel include consultants, engineers and technicians providing healthcare IT consulting, managed care systems implementation, application implementation and support, application development and integration, communications infrastructure, help desk, outsourcing, Internet and emerging technology services. We use both internal and external recruiters to attract technical personnel.

   Our technical personnel undergo extensive training and certification attainment from leading healthcare, technology and integration vendors such as:
Siemens Medical Solutions, McKesson Corporation, Eclipsys, Cerner, Epic, IDX, TriZetto, PerSe, QCSI, Microsoft, Cisco, Marconi, Nortel, Novell, Checkpoint, Citrix, Sun Microsystems, HP, Compaq and See Beyond. In addition, we are a member of leading technological forums and organizations, including HIMSS and CHIME.

   We believe that our future success will depend in large part on our ability to hire, train and retain qualified technical personnel who together have expertise in a wide array of sophisticated IT solutions and a broad understanding of the healthcare payor and provider organizations that we serve. Competition for qualified technical personnel is intense and is expected to increase. Consequently, there can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to hire, train and retain a sufficient number of qualified technical personnel, our ability to adequately manage and complete our existing projects or to obtain new projects could be impaired. This could have a material adverse effect on our business, financial condition and results of operations. See "--Risk Factors--Loss of Key Personnel Could Adversely Affect Our Business;--Our executive management team is in transition;--We do not have employment agreements with most of our key business managers."

   Each technical employee is required to enter into a confidentiality and proprietary information agreement with Daou. This agreement is designed to protect our trade secrets and other confidential information during and subsequent to employment. Any significant loss of employees to a competitor, or our inability to enforce a confidentiality and proprietary information agreement could have a material adverse effect on our business, financial condition and results of operations.

Sales and Marketing

   During 2002, we increased our spending in marketing and sales in an effort to re-establish Daou's position as a leading independent resource for the assessment, design, implementation, and management of the information technology infrastructure of hospitals and IDNs. We are also seeking to enhance our position as a management consultant and application implementation and support expert in the health insurer and managed care market, and application development and integration solutions provider in the government healthcare market.

   We seek to establish long-term relationships with our customers by providing a high level of service and by becoming an integral part of their IT operations. We focus our sales and marketing efforts on the CIOs and other technology decision-makers of hospitals, IDNs, government healthcare organizations and their prime contractors, managed care and insurance companies and other healthcare provider organizations. We rely on our reputation in the marketplace, the personal contacts and networking of our professionals, our Strategic Partner Program and the various programs of our marketing department to develop new business opportunities. We also receive sales leads directly from consultants, value added resellers, and product and service vendors.

   The principal objectives of our marketing department are to increase Daou's market presence, provide strategic direction and generate sales leads. We receive valuable feedback from customers, the Advisory Boards, CIO Forums, the Strategic Partner Program and other trusted advisors. Based on this feedback, our marketing program positions Daou as healthcare information technology application and infrastructure experts, with the know-how to make information technology work for healthcare organizations. We believe that Daou is well positioned to serve the growing demand for application and technology solutions that extend the useful life of legacy systems and integrate them with emerging technologies.

   As a supplement to our direct selling efforts, the marketing department has developed advertising campaigns, tradeshow participation, direct mail campaigns, public relations programs, marketing research and communications and sales presentation materials. Public speaking engagements and the publication of technical articles and reports directed to the healthcare information technology industry also enhance our marketing efforts. We also continue to develop our presence on the Internet as a new marketing channel.

   We have entered into marketing agreements with certain third party vendors to market our services to their respective customer bases. We intend to pursue additional marketing agreements, joint ventures and alliances as part of our marketing plan and business development efforts.

Strategic Partner Program

   In 2002, we established our Strategic Partner Program as part of our evolving business and product development strategy designed to meet the clinical transformation needs of the healthcare marketplace. The program provides customers with an expanded product offering from top vendors. We believe these vendors add even greater value to Daou's core consulting and management services in applications, infrastructure, systems integration and customer support.

   As a solutions provider, we pursue a seamless approach to applications and technology by extending the useful life of legacy systems and integrating them with emerging technology. The charter member of the program is Park City Solutions, Inc. of Midway, Utah, selected for its emPOWERnet (TM) portal solution which enables organizations to unify and extend their applications, information, and business processes to patients, clinicians, employers, payors, and their surrounding communities. We intend to pursue additional strategic partners, joint ventures and alliances as part of our marketing plan and business development efforts.

Daou Advisory Boards and CIO Forums

   We maintain two Advisory Boards which are non-governing bodies comprised primarily of CIOs of (1) various healthcare provider organizations, and (2) organizations within the payor/insurer segment. The Advisory Boards meet bi-annually and the members confer separately with us periodically to provide advice on issues and trends in the healthcare industry and emerging technologies, as well as to provide strategic direction and feedback regarding our current and future services. Members of an Advisory Board are reimbursed for travel, lodging and meal expenses incurred in connection with attendance at an Advisory Board's sessions.

   In 2002, we established our CIO Forums that provide an opportunity for regional healthcare IT professionals to learn from their peers. The CIO Forums are conducted in a one-day session and address issues, challenges, and opportunities within the industry. We conduct the CIO Forums several times per year in various cities throughout the United States. CIO Forum participants are reimbursed for lodging and meal expenses incurred in connection with attendance at a CIO Forum, and we may make a cash contribution to their organization's non-profit foundation or other charitable organization.

Intellectual Property and Proprietary Information

   Our ability to compete effectively depends in part on our intellectual property and proprietary information, including our proprietary methodologies, best practices, research, tools, information systems, databases and other information and procedures. We rely on a combination of copyright laws, non-disclosure agreements and other confidentiality procedures to protect Daou's intellectual property and proprietary information. However, these protections may not be sufficient, and they do not prevent independent third-party development of competitive products or services. See "--Risk Factors--Any failure or inability to protect our technology and confidential information could adversely affect our business."

Competition

   The healthcare IT services industry is comprised of a large number of participants and is subject to rapid change and intense competition. Further challenges, complexities and occasionally, opportunities, arise from the fact that healthcare IT vendors with specialty services may find themselves collaborating on one customer mission and competing on another. We believe that the principal competitive factors in the markets in which Daou competes include reputation, healthcare industry expertise, system performance and reliability, timely delivery of services, quality of service, responsiveness to customers, product knowledge and technological expertise, marketing, customer relationships and price.

   Many of our competitors have significantly greater financial, technical and marketing resources and greater name recognition than we do. Our competitors include:

  . consulting firms such as First Consulting Group, Inc., and Superior Consultant Holdings Corporation;

  . the consulting divisions or former affiliates of the major accounting firms;

  . healthcare information technology companies such as The TriZetto Group, McKesson Corporation and Siemens Medical Solutions;

  . systems integrators such as Science Applications International Corporation, Electronic Data Systems Corporation and Perot Systems Corporation;

  .   customers' internal information management departments; and

  .   healthcare portal companies and network equipment vendors.

   In addition to these major companies, we also compete with smaller regional IT systems firms, which have a niche in selected geographic areas of the country.

   We have faced, and will continue to face, additional competition from new entrants into our markets. Other healthcare information technology companies not presently offering or emphasizing application and network systems services, and large network services companies not currently focusing on healthcare may enter the markets in which we compete. Increased competition could result in price reductions, fewer customer projects, under-utilization of employees, reduced operating margins and loss of market share, any of which could materially and adversely affect our business, financial condition and results of operations.

   There can be no assurance that we will be able to compete successfully against current and future competitors. In addition, most of our customers have internal IT support and service capabilities and could choose to satisfy their needs through internal resources rather than through outside service providers. As a result, any decision by our customers or potential customers to perform IT services internally or choose one of our competitors could have a material adverse effect on our business, financial condition and results of operations. See "--Risk Factors--We operate in highly competitive markets."

Customers

   Since 1987, we have provided IT services to approximately 1,500 customers, including many of the nation's hospitals, top 100 integrated delivery networks, government healthcare organizations, health plans, insurance companies and managed care organizations. In addition, selected services are provided on a business-to-business basis to other healthcare IT vendors, including emerging technology companies needing a partner to integrate these new technologies with existing, legacy systems.

   We derive a significant portion of our revenue from a relatively limited number of large customers. For the year ended December 31, 2002, our five largest customers accounted for approximately 32% of net revenue, with one help desk outsourcing customer accounting for 9.2% of total net revenue.

Employees

   As of December 31, 2002, after the effects of reorganization, we employed 217 technology and support professionals involved in management consulting, infrastructure services, application installation and support, application development and integration, strategic outsourcing, sales and marketing, business development, information technology, finance and accounting, human resources, company leadership and administration. We use internal and external recruiters for the hiring of our technical and support professionals. We also have an internal referral bonus program throughout the organization to encourage employees to refer or recommend qualified professionals to join us. Referring employees are rewarded with a bonus for each candidate hired by us. Our employees are not represented by a labor union and we believe that our relationship with our employees is good.

Risk Factors

   An investment in Daou's Common Stock involves a high degree of risk. You should carefully consider the following risk factors and warnings. The risks described below are not the only ones facing us. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment. You should also refer to the other information set forth in this report, including our Consolidated Financial Statements and the related notes.

Many factors cause our financial results to fluctuate.

   Historically, we have experienced significant quarterly fluctuations in our operating results due to shifts in demand for our services, the commencement and completion of large fixed-fee contracts, and the closure and wind down of operating units and difficulties in successfully integrating our acquired companies. Variations in our revenues and operating results are expected to continue from time to time, due to various factors, including:

  . the failure to achieve a successful sales program and to secure and deliver new customer contracts at the budgeted rate;

  . industry spending patterns and market conditions that may affect adversely the buying decisions of our current and prospective customers;

  . the relatively longer sales cycle in obtaining new customers and larger contracts;

  . the timing and extent of employee training or the loss of key employees or executive officers;

  .   increased competition;

  .   government regulations;

  . the reduction in size, delay in commencement, interruption or termination of one or more significant projects;

  . the loss or termination of preferred partnership relationships with software/hardware vendors, hospital groups, health plans or government agencies;

  . the failure to estimate accurately the resources required to complete new or ongoing projects, including increased labor costs due to delays in project delivery schedules;

  . the commencement or completion during a quarter of one or more significant projects;

  .   variations in the product or professional service content of our projects;

  .   the development and introduction of new services;

  . the continued effect of acquisitions, including additional administrative staffing and other increased infrastructure requirements to integrate the newly acquired companies; and

  . the effect of negative publicity relating to our litigation and operations.

   Accordingly, we believe that quarter-to-quarter comparisons of operating results for preceding quarters are not necessarily meaningful. You should not rely on results of any one quarter as an indication of our future performance.

We have a history of losses and our future profitability is uncertain.

   We have incurred losses in each year since 1997. As of December 31, 2002, we had an accumulated deficit of approximately $39.0 million. Our ability to achieve profitability is dependent on a number of factors, including our ability to secure new and maintain existing customers, the development and introduction of new services, industry spending patterns and market conditions and our ability to manage project risks. The markets in which we compete are highly competitive, and we may not be successful in increasing our market presence, growing our business or achieving profitability. As a result, we are unable to accurately predict the extent of any future losses or the time required to regain profitability, if at all.

We depend on a small number of large customers to provide a significant portion of our revenue.

   We receive a significant portion of our revenue from a relatively small number of large customers, some of which operate under a single contract, and we expect this pattern to continue in the future. A majority of our customers are able to reduce or cancel their use of our services before the end of the contract term, subject to certain monetary penalties. If these customers terminate or modify existing contracts or experience business difficulties, it could adversely affect our revenue and earnings. Certain of our outsourcing contracts are set to expire in the next twelve months. Failure to renew these contracts could adversely affect our revenue or earnings. As a percentage of net revenue, our five largest customers accounted for approximately 32% for the year ended December 31, 2002, 33% for the year ended December 31, 2001, and 33% for the year ended December 31, 2000.

   If we lose one of these large customers, or a large customer does not renew its existing contract, we will face significant challenges in finding other engagements on which to staff these employees. Delays in reassigning and the resulting under-utilization of these employees would negatively impact our operating results and financial condition.

A substantial majority of our operating expenses are fixed.

   Though our revenue fluctuates from quarter to quarter, the substantial majority of our operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed. We expect these costs to increase in the future as we grow our business and expand our resources. Accordingly, a variation in the timing of the commencement or completion of customer projects or contracts, particularly at or near the end of any quarter, may cause significant variations in operating results from quarter to quarter and could result in losses for a particular quarter. In addition, an unanticipated delay or termination of a major project or contract, or a series of smaller projects or contracts, could require Daou to maintain or terminate under-utilized employees, which could result in higher than expected expenses during a quarter.

We operate in highly competitive markets.

   We operate in intensely competitive markets. We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and operating results. See "Competition" above for a discussion of some of the risks associated with our markets.

Our long sales and project delivery cycles may adversely affect financial performance.

   Our sales process is often subject to delays associated with the lengthy approval process that typically accompanies significant capital expenditures by a customer. During this process, we expend substantial time, effort and resources marketing our services, preparing contract proposals and negotiating contracts. Any failure to procure a signed contract after expending significant time, effort and resources could have a material adverse effect on our business, financial condition and results of operations.

   The implementation cycles for our network implementation, managed care implementation, Web portal and outsourcing projects generally requires a significant commitment of resources by Daou and by the customer. The length of time required to complete a project may depend on many factors outside of our control. In some instances, projects have been prolonged substantially as a result of delays attributable to customers. Any delay or failure to receive payment for our services after expending significant time, effort and resources could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to deliver services on a timely and cost-efficient basis, our business, financial condition and results of operations could be materially and adversely affected. See "Sales and Marketing" and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

New technologies or industry standards could render our services obsolete or unmarketable.

   We receive a significant portion of our revenue from projects based on complex healthcare applications and computer networks. The markets for software applications and computer network products and services are continuing to develop and are characterized by rapid change, including emerging Internet based solutions. If we fail to meet the changing demands of technology, we may not continue to be able to compete successfully with other providers of software applications and technology solutions.

   Our success depends on our ability to offer services and products that keep pace with continuing changes in technology, evolving industry standards and the changing preferences of our healthcare customers.

   We cannot make assurances that products, systems or technologies developed by third parties will not render one or more of our services noncompetitive or obsolete.

We could lose customers and revenue if we fail to manage project risks or performance standards.

   Many of our service agreements contain performance standards or deliverables. Some of our contracts with customers permit termination in the event our performance is not consistent with service levels specified in those contracts. Our failure to perform services that meet a customer's expectations may result in not getting paid for services rendered. Further, if customers are not satisfied with our level of performance, our reputation could be damaged and our ability to attract new business may be materially and adversely affected.

Our insurance coverage may not be sufficient to cover potential claims.

   Any failure by our computer network systems to provide accurate, reliable and timely information could result in claims against us. For example, where the unavailability of such information to a provider of healthcare services is alleged to have resulted in any physical or emotional injury to a patient, we may become subject to claims by the provider. We are also subject to claims by customers for actions of our employees which may have caused damages to customers' businesses or otherwise. Although we maintain errors and omissions insurance, there can be no assurance that such insurance coverage would adequately cover any claims asserted against us. Consequently, these potential claims could have a material adverse effect on our business, financial condition and results of operations.

Customers may defer, modify or cancel a project on short notice.

   Many of our consulting contracts are cancelable by the customer upon 30 days written notice. When a customer defers, modifies or cancels a project, we must rapidly redeploy our technical and other personnel to other projects to minimize the under-utilization of employees and the resulting adverse impact on our operating results. Furthermore, our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, any termination, significant reduction or modification of our business relationships with any of our significant customers or with a number of smaller customers could have a material adverse effect on our business, financial condition and operating results.

Loss of key personnel could adversely affect our business.

   Our business strategy depends in large part on the services of our key management and highly skilled healthcare technology professionals. Our business also requires that our employees learn and implement the latest technical applications and innovations for our customers. Our continued ability to compete effectively in our business depends on our ability to attract, retain and motivate these individuals. We have experienced significant turnover among our technical personnel due in part to the significant time and travel demands, increased competition for their services and recent reorganization. Any inability to hire, train and retain a sufficient number of qualified technical professionals could impair our ability to adequately manage and complete our existing projects or to obtain new customers and projects.

Our executive management team is in transition.

   In December 2002, we named Daniel J. Malcolm as our Chief Executive Officer. In January 2003, we named Vincent K. Roach as our Executive Vice President, Commercial Operations and announced the resignation of Neil R. Cassidy, Chief Financial Officer (effective the second quarter of 2003.) This transition of management personnel may adversely affect our operating performance, given the time required for new senior personnel to assimilate and manage effectively our business operations.

We do not have employment agreements with most of our key business managers.

   We do not have employment agreements with most of our business management team. The loss of services from one or more of our management or key personnel, or the inability to hire additional management or key personnel as needed, could have a material adverse effect on our business, financial condition and operating results. In addition, we expect to further grow our operations and our needs for additional management and key personnel will increase.

Our success depends on our key vendors and partners.

   We depend on our software application and product vendor relationships. If our software application or product vendors terminate or modify existing contracts or experience business difficulties, or if we are unable to establish new relationships with additional software application or product vendors, our business could be harmed. We depend, and will continue to depend, on our licensing and business relationships with third-party software application and product vendors. Our success depends significantly on our ability to maintain our existing relationships with our vendors and to build new relationships with other vendors in order to enhance our services and application offerings and remain competitive. Although most of our licensing agreements are perpetual or automatically renewable, they are subject to termination in the event that we materially breach such agreements. We cannot assure you that we will be able to maintain relationships with our vendors or establish relationships with new vendors. We cannot assure you that the software, products or services of our third-party vendors will achieve or maintain market acceptance or commercial success. Accordingly, we cannot assure you that our existing relationships will result in sustained business partnerships, successful product or service offerings or the generation of significant revenue for us.

We do not have exclusive arrangements with our software application and product vendors.

   Our arrangements with third-party software application and product vendors are not exclusive. We cannot assure you that these third-party vendors regard our relationships with them as important to their own respective businesses and operations. They may reassess their commitment to us at any time and may choose to develop or enhance their own competing distribution channels and product support services. If we do not maintain our existing relationships or if the economic terms of our business relationships change, we may not be able to license and offer these services and products on commercially reasonable terms or at all. Our inability to obtain any of these licenses could delay service development or timely introduction of new services and divert our resources. Any such delays could materially adversely affect our business, financial condition and operating results.

Our relationships with key vendors or partners may adversely impact our customer relationships.

   As we form an increasing number of relationships with software application and product vendors, our customers may perceive that we are not independent from those vendors. Our ability to obtain consulting and assessment engagements is due in part to our ability to analyze and recommend solutions while remaining independent from the software and product vendors themselves. If customers believe we are not independent from software application and product vendors, our ability to obtain consulting or assessment engagements from customers may be adversely impacted, resulting in reduced revenue and profits.

We may be unable to manage our restructured business units and future growth.

   Some of our lines of business have experienced periods of rapid growth, and we have restructured our business units in recent years. This growth and restructuring have placed, and may continue to place, significant demands on our managerial, operational and financial resources. In addition, in order to manage any future growth, we must continue to improve and expand our management, operational and financial systems and controls, including quality control and delivery and service capabilities. If we are unable to manage our growth or restructuring effectively or are unsuccessful in recruiting or retaining personnel, it could have a material adverse effect on our business, financial condition and operating results.

The consolidation and changing economic environment of the healthcare industry may negatively impact revenue.

   We receive substantially all of our revenue from customers involved in the healthcare industry. Consequently, our business is vulnerable to changing conditions affecting this industry. Many healthcare provider organizations are combining through affiliation and consolidation to create larger organizations with greater regional market power and are forming affiliations for purchasing products and services. This consolidation could reduce our target market and result in the termination of customer contracts. In particular, some of our customers have scaled back or terminated their relationship following their acquisition, and this trend may continue in the future. Moreover, consolidated enterprises or affiliated enterprises may try to use their greater bargaining power to negotiate reductions in the amounts paid to us for services we perform. Any reduction in the size of our target market or failure to maintain adequate price levels could materially and adversely affect our revenue and financial condition.

Increasingly complex regulatory environments may increase our risk and our costs.

   Increasingly complex regulatory environments affect a number of our services. As an example, changes in healthcare information privacy laws and regulations may increase our risk of liability and increase the cost of some services we offer. In addition, new regulations governing the standardization and security for healthcare information under HIPAA could significantly impact the amount, timing and types of services requested by customers.

   The healthcare industry also is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of participants in the healthcare industry. For example, recent federal legislation may reduce the reimbursements available for hospitals. Reduced reimbursements may negatively impact the spending patterns and demand for our information technology services. We cannot predict with any certainty what impact these developments could have on our business, financial condition and results of operations.

Our contracts contain pricing risks that affect our revenue and profit.

   We offer a portion of our computer network system, consulting services and outsourcing services on a fixed-price, fixed-time frame basis, rather than on a time-and-expense basis. Consequently, we bear the risk of cost over-runs in connection with these projects. If we fail to estimate accurately the resources and time required for a project or fail to complete our contractual obligations within the committed fixed-time frame, it could have a material adverse effect on our business, financial condition and results of operations.

Any failure or inability to protect our technology and confidential information could adversely affect our business.

   There can be no assurance that the steps we have taken to protect our intellectual property will be adequate to prevent unauthorized use or misappropriation of our proprietary information. Any significant loss or unauthorized use of our intellectual property or proprietary information by a competitor could have a material adverse effect on our business, financial condition or results of operations. We believe that our systems and procedures and other proprietary rights do not infringe upon the rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against Daou or that such claims will not require protracted and costly litigation, regardless of the merits of such claims.

Our officers and directors have the power to influence the election of directors and the passage of stockholder proposals.

   As of March 20, 2003, Daou's executive officers, directors and affiliated persons beneficially owned approximately 42.9% of the outstanding shares of common stock. As a result, these stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may delay or prevent a change in control of Daou.

Our common stock price is subject to wide fluctuations in value and significant volatility.

   Based upon the historical performance of our common stock, we anticipate that the future price of our common stock may be subject to wide fluctuations because of announcements of:

  .   quarterly fluctuations in our operating results

  .   changes in earnings estimates by analysts;

  .   negative publicity relating to our litigation and operations;

  .   strategic relationships or acquisitions;

  . new customer contracts or services by Daou or our competitors, or the loss of a large customer;

  . general conditions in the market for healthcare IT applications and computer network services;

  . healthcare industry and general market conditions, including HIPAA developments; and

  .   changes in our pricing policies or those of our competitors.

   In addition, in recent years, the stock market in general and the shares of technology companies in particular have experienced extreme price fluctuations. Fluctuations in the price of our common stock may be disproportionate or unrelated to our operating performance and may affect adversely the market price of our common stock.

Provisions of our certificate of incorporation, bylaws, and Delaware law could deter takeover attempts.

   A number of provisions of Delaware law and our certificate of incorporation and bylaws could delay, defer or prevent a change in control of Daou and could limit the price that some investors might be willing to pay in the future for shares of our common stock. These provisions:

  . prohibit us from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless specific conditions are met;

  . permit our board of directors to issue shares of preferred stock without stockholder approval on the terms as our board may determine;

  .   provide for a classified board of directors;

  . eliminate the right of our stockholders to act by written consent without a meeting;

  . require advanced stockholder notice to nominate directors and raise matters at the annual stockholders meeting;

  .   eliminate cumulative voting in the election of directors; and

  . allow for the removal of directors only for cause and with a two-thirds vote of our outstanding shares.

Future sales of our common stock could adversely affect the price of our common stock and our ability to raise additional equity capital.

   The sale of substantial amounts of our common stock in the public market, the prospect of these sales or the sale or issuance of convertible securities or warrants could affect adversely the market price of our common stock. Of the 21,782,707 shares outstanding as of March 20, 2003, 16,783,180 shares of common stock are freely tradable without restriction in the public market. The remaining 4,999,527 shares are "restricted securities" as defined in Rule 144.

   In September 1999, we registered 2,750,000 shares of common stock that will be freely tradable upon conversion of the 2,181,818 outstanding shares of Series A convertible preferred stock. In addition, we registered on a Form S-8 Registration Statement an aggregate of 5,000,000 shares of common stock under the Daou Systems, Inc. 1996 Stock Option Plan. An additional 1,475,000 shares of common stock were subject to options issued outside of our 1996 Stock Option Plan. In December 2000, we registered an aggregate of 1,500,000 shares of common stock under the Daou Systems, Inc. Employee Stock Purchase Plan. We have also issued warrants exercisable for 3,540,000 shares of common stock exercisable at $.01 per share and have the obligation to register the shares of common stock deliverable upon exercise of the warrants. During 2001, we sold 4,300,000 shares of restricted common stock to four of our officers and directors in return for full-recourse promissory notes. We are obligated to register such shares of common stock.

Item 2:  Description of Properties.

   Daou leases the following office space for our principal administrative, operating, support and training facilities:

                  Approximate
    Location     Square Footage  Expiration              Principal Use
    --------     -------------- ------------- --------------------------------
Kensington, MD..     21,000     February 2004 Operating and support facilities
Alexandria, VA..     21,000     May 2005      Operating and support facilities(1)
Exton, PA.......     13,000     March 2009    Corporate office facility
Indianapolis, IN      6,000     April 2002    Operating and support facilities
Alexandria, VA..      4,000     June 2005     Operating and support facilities
Indianapolis, IN      4,000     May 2003      Operating and support facilities

--------
(1) Portions of the property have been subleased.

   We continually evaluate the adequacy of our existing facilities and believe that our current and planned facilities will be adequate for the next twelve months.

Item 3:  Legal Proceedings.

                   IN RE DAOU SYSTEMS SECURITIES LITIGATION

   On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, four separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. On October 15, 2002, the Court granted the Company's Motion to Dismiss the class action complaint, with prejudice. The plaintiffs noticed appeal to the Ninth Circuit Court of Appeal on November 13, 2002.

   As background, a group of shareholders were appointed the lead plaintiff in this federal litigation, and they filed a second amended consolidated class action complaint on January 21, 2000. Their second amended complaint realleges that the Company improperly used the "percentage-of-completion" accounting method for revenue recognition. Claims are pleaded under both the 1933 Securities Act (relating to the Company's initial public offering) and section 10b of the 1934 Securities Act. The complaint was brought on behalf of a purported class of investors who purchased the Company's Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts. A Motion to Dismiss the second amended consolidated class action complaint was filed on February 22, 2000. On March 27, 2002, the Court granted the Motion but extended to plaintiffs the opportunity to file a Third Amended Complaint. The plaintiffs filed their Third Amended Complaint on May 16, 2002, to which the Company responded with another Motion to Dismiss. The Motion was filed on June 24, 2002 and challenged the legal sufficiency of the allegations. On October 16, 2002, the Court granted that Motion, this time with prejudice. The plaintiffs noticed appeal to the Ninth Circuit Court of Appeal on November 13, 2002. The Company filed a Notice of Cross-Appeal on November 26, 2002 challenging the failure of the trial court to assess whether the complaints were filed in violation of Rule 11 of the Federal Rules of Civil Procedure. Plaintiffs must file their Opening Brief by April 9, 2003. The Company is currently scheduled to file its Brief no later than May 19, 2003. On October 7, 1998 and October 15, 1998, two separate complaints were filed in the Superior Court of San Diego County, California. These state court complaints mirror the allegations set forth in the federal complaints. They also assert claims for common law fraud and the violation of certain California statutes. As with their federal counterparts, they do not allege specific damage amounts. On April 1, 1999, a Consolidated Amended Class Action was filed on behalf of the same state court plaintiffs, and this new complaint alleges the same factual basis as is asserted in the federal litigation. The state litigation pleads claims for fraud and violations of certain California Corporation Code provisions. By stipulation of the parties and order of the court, this state court litigation was stayed pending the outcome of the motion to dismiss the federal lawsuits. The Company believes that the allegations set forth in the federal and state complaints are without merit, and the Company intends to defend against these lawsuits vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations, and financial condition.

                      DICKSON V DAOU SYSTEMS, INC. ET AL

   On February 27, 2002, a complaint was filed against certain of the Company's former officers and directors, as well as Daou On-Line, Inc., in the Superior Court of New Jersey located in Bergen County. The Court conducted a hearing on June 7, 2002 and granted the Company's Motion to Dismiss. The plaintiffs abandoned their appeal which the Appellate Court dismissed on January 3, 2003. The plaintiffs filed a Complaint against the Company, as well as certain of its former officers in San Diego County Superior Court on December 5, 2002. An answer or other responsive pleading to the Complaint must be filed on April 4, 2003 absent agreement to stay the case and proceed to arbitration.

   As background, a First Amended Complaint was filed on March 1, 2002, adding the Company and its former Chief Financial Officer as parties/defendant. The gravamen of the First Amended Complaint is twofold. First, it alleges Daou's financial statements were misleading and fraudulently induced the plaintiff to merge his company with Daou. Second, the First Amended Complaint alleges breach of an indemnification and severance agreement obligating the Company to defend the plaintiff in a lawsuit filed by Traci Melia, a former employee. Neither the Complaint nor the First Amended Complaint alleges specific damage amounts. The Company filed A Motion to Dismiss the First Amended Complaint on April 24, 2002. The Court conducted a hearing on June 7, 2002 and granted our motion. On July 23, 2002, plaintiffs filed a Notice of Appeal but later abandoned their appeal which the Appellate Court dismissed on January 3, 2003. The Plaintiffs filed a Complaint against the Company, as well as certain of its former officers in San Diego County Superior Court on December 5, 2002. The Summons and Complaint was served by way of Notice and Acknowledgment of Receipt. While not identical to the Complaints filed in New Jersey, the gravaman of the San Diego action is the same. The Complaint prays for compensatory damages of at least $1,450,000. An answer or other responsive pleading to the Complaint must be filed on April 4, 2003 absent agreement to stay the case and proceed to arbitration. Counsel for Mr. Dickson has advanced that proposal given a controlling arbitration provision set forth in one of the contracts giving rise to the lawsuit. The Company believes that the allegations set forth in the Complaint are without merit, and the Company intends to defend against the lawsuit or arbitration vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

   The Company is party to other various claims and legal actions arising in the normal course of business. Although the ultimate outcome of the matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse affect on the Company's business, results of operations or financial condition; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company's results of operations in any period.

Item 4:  Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of stockholders during the fourth quarter of 2002.

PART II

Item 5:  Market for Common Equity and Related Stockholder Matters.

   Daou's shares of Common Stock have traded on the Over the Counter Bulletin Board (OTCBB) since April 25, 2001 under the symbol DAOU. Daou's shares of common stock traded on the NASDAQ National Market System under the symbol DAOU from February 12, 1997 through April 24, 2001. The following table sets forth the high and low closing bid information for the common stock. Bid quotations reflect inter-dealer prices without retail mark-up or mark-down and may not necessarily represent actual transactions.

                                         Common Stock
                                         -------------
                                          HIGH   LOW
                                         ------ ------
                         2002
                            1st Quarter. $1.500 $0.650
                            2nd Quarter.  1.560  0.910
                            3rd Quarter.  0.930  0.410
                            4th Quarter.  0.525  0.260
                         2001
                            1st Quarter. $0.789 $0.289
                            2nd Quarter.  0.500  0.140
                            3rd Quarter.  0.710  0.310
                            4th Quarter.  1.280  0.410

   On March 20, 2003, the closing bid and ask prices of the common stock were $0.34 and $0.36, respectively. As of March 20, 2003, there were 148 holders of record of common stock.

Dividend Policy

   Daou has never declared nor paid cash dividends on the capital stock. We currently intend to retain any earnings for future growth and, therefore, do not intend to pay any cash dividends in the foreseeable future.

   Daou issued Series A Preferred Stock on July 26, 1999. Holders of the Series A Preferred Stock were initially entitled to receive cumulative dividends at the rate of six percent per annum, generally payable in the form of shares of Series A Preferred Stock until July 26, 2001. The dividend rate increased to 7% on July 26, 2001, to 8% on July 26, 2002 and will continue to increase an additional 1% on July 26 of each year. As of December 31, 2002, Daou has accrued but undeclared preferred stock dividends of $3.0 million payable in shares of Series A Preferred Stock. No dividends may be paid on the common stock unless full dividends on the Series A Preferred Stock for the then current dividend period have been either paid or declared with a sum sufficient for the payment set apart.

Recent Sales of Unregistered Securities

   On July 24, 2001, we sold 150,000 shares of restricted common stock in a private placement pursuant to Section 4(2) of the Securities Act, at the July 24, 2001 closing price of $.52 per share to one of our executive officers, in exchange for a full recourse note receivable that accrues interest at a rate of 6.75% and is due on July 24, 2006.

   On June 1, 2001, we sold an aggregate of 4,150,000 shares of restricted common stock in a private placement pursuant to Section 4(2) of the Securities Act, at the June 1, 2001 closing price of $.29 per share to three of our executive officers, in exchange for full recourse notes receivable that accrue interest at a rate of 6.75% and which are due on May 31, 2006.

   Although none of these officers has indicated a present intention to sell, Daou is contractually obligated to register these 4,300,000 shares of common stock for resale.

   On November 9, 2000, as a consequence of the resignation of Larry Grandia, Daou's former Chief Executive Officer, holders of the Series A Preferred Stock had the right to cause the redemption of their Series A Preferred Stock for approximately $12.9 million. We entered into an agreement with the holders of the Series A Preferred Stock under which the holders of the Series A Preferred Stock permanently waived their redemption rights in return for $2.0 million in cash and warrants to purchase 3,540,000 shares of our common stock exercisable at $0.01 per share. The total consideration of this transaction was valued at approximately $4.1 million and for financial reporting purposes was recorded as a one-time dividend in the fourth quarter of 2000.

Item 6:  Selected Consolidated Financial Data.

   The following table presents selected consolidated financial data and has been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the other sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this report and the consolidated financial statements and the related notes thereto included elsewhere herein (in thousands, except per share data):

                                                       Years ended December 31,
                                            ----------------------------------------------
                                              1998      1999      2000      2001     2002
                                            --------  --------  --------  -------  -------
Revenue before reimbursements (net
  revenue)................................. $104,784  $103,400  $ 63,748  $41,082  $37,935
Cost of revenue before reimbursable
  expenses.................................   85,834    82,030    59,923   32,424   27,668
                                            --------  --------  --------  -------  -------
Gross profit...............................   18,950    21,370     3,825    8,658   10,267
Operating expenses:
   Sales and marketing.....................   12,203    10,398     5,744    3,360    5,040
   General and administrative..............   10,643    18,968    10,831    7,408    6,838
   Restructuring charges...................       --        --     2,133    1,263    1,598
   Merger and related expenses.............    2,825        --        --       --       --
                                            --------  --------  --------  -------  -------
       Total operating expenses............   25,671    29,366    18,708   12,031   13,476
                                            --------  --------  --------  -------  -------
Income (loss) from operations..............   (6,721)   (7,996)  (14,883)  (3,373)  (3,209)
Other income, net..........................      163       779       699      421      270
                                            --------  --------  --------  -------  -------
Income (loss) before income taxes..........   (6,558)   (7,217)  (14,184)  (2,952)  (2,939)
Provision (benefit) for income taxes.......     (802)   (1,761)       --       --       --
                                            --------  --------  --------  -------  -------
Net income (loss)..........................   (5,756)   (8,978)  (14,184)  (2,952)  (2,939)
Dividends on preferred stock...............       --      (308)   (4,837)    (854)  (1,054)
                                            --------  --------  --------  -------  -------
Net income (loss) available to common
  stockholders............................. $ (5,756) $ (9,286) $(19,021) $(3,806) $(3,993)
                                            ========  ========  ========  =======  =======
Net income (loss) available to common
  stockholders per common share:
   Basic................................... $  (0.33) $  (0.52) $  (1.07) $ (0.22) $ (0.21)
                                            ========  ========  ========  =======  =======
   Diluted................................. $  (0.33) $  (0.52) $  (1.07) $ (0.22) $ (0.21)
                                            ========  ========  ========  =======  =======
Shares used in computing net income (loss)
  per common share:
   Basic...................................   17,657    17,697    17,712   17,682   19,075
                                            ========  ========  ========  =======  =======
   Diluted.................................   17,657    17,697    17,712   17,682   19,075
                                            ========  ========  ========  =======  =======
Cash, cash equivalents, restricted cash and
  short-term investments................... $  7,780  $ 15,548  $ 10,586  $15,074  $12,394
Total assets...............................   54,517    46,060    26,832   24,384   24,640
Long-term debt, less current portion.......       26        --        --       --       --
Redeemable convertible preferred stock.....       --    11,382        --       --       --
Total stockholders' equity................. $ 34,775  $ 24,974  $ 20,360  $17,308  $14,469

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

   This discussion contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of Daou Systems, Inc. You should not place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the word "estimate," "anticipate,"

"hope", "believe," "think", "expect," "intend", "plan" or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, you should carefully review various risks and uncertainties identified in this report, including the matters set forth under the captions "Risk Factors" and in Daou's other SEC filings. These risks and uncertainties could cause Daou's actual results to differ materially from those indicated in the forward-looking statements. We do not undertake any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Recent Developments

   On January 9, 2003, we announced our decision to reorganize Daou's internal management structure, consolidate operations and eliminate non-strategic services. This reorganization, which was approved by our Board of Directors in December 2002, is part of our strategy to position Daou for continued growth in the marketplace and ultimately achieve profitability. We recorded a one-time restructuring charge of approximately $1.6 million in the fourth quarter of 2002 related to severance costs, expenses associated with a slight workforce reduction, elimination of non-strategic services and the consolidation of office space in connection with this reorganization. We have consolidated operations and incurred restructure charges in each of the last three years. As a consequence of the consolidations and elimination of non-strategic and unprofitable lines of business, our revenue has declined. In addition, competition has intensified and we have incurred operating losses.

   As part of the reorganization, we consolidated Daou's two operating divisions--Technology Services and Application Services, and plan to operate as one business unit. We currently have no reportable segments. (In 2001, Daou had five reportable segments: Technology Management ("TMI"), Resources in Healthcare Innovation ("RHI"), Sentient, Infrastructure Services Group ("ISG") and RTC). Today, Daou has no reportable segments and operates as one business unit. For purposes of improving overall sales and operations effectiveness, and to offer our customers an integrated solutions approach through multi-disciplinary teams, we now provide our services through two primary practice groups: commercial healthcare and government healthcare. We believe the consolidation was necessary due to changing market forces in the healthcare industry. We expect that operating under our new structure will allow us to focus on our core competencies and pursue a seamless approach to applications and technology.

   Effective January 1, 2002, certain overhead expenses directly attributable to the business units and formerly recorded as general and administrative expenses are now recorded as cost of revenue before reimbursable expenses. The prior period amounts have been reclassified to conform to their current period presentation.

Overview

   Daou provides integrated IT solutions and services to the U.S. healthcare industry. Since 1987, we have provided IT services to approximately 1,500 customers, including many of the nation's hospitals, top 100 IDNs, government healthcare organizations, health plans, insurance companies and managed care organizations. Our services include (1) management consulting, (2) traditional network services, (3) application implementation and support, (4) application development and integration, and (5) strategic outsourcing, including remote help desk and related technology support services. Daou currently has approximately 218 employees.

   Daou is principally focused on providing IT services and solutions to healthcare providers, payors and health plans and government healthcare organizations. We design and implement solutions to help healthcare organizations navigate the intersection of legacy systems with emerging technologies such as web portals, wireless and other portable computing solutions. As a "trusted advisor" to leading organizations in the payor/insurer segment of the market, we provide consultative services to HMO, health insurers, blues plans and independent practice associations. Our provider customers include hospitals, IDNs, medical groups, academic medical centers, physician groups and ancillaries. In addition, we provide IT services to government healthcare organizations, third-party administrators, medical services organizations, service vendors, software vendors and hardware vendors. We believe that our key competitive advantage is our core understanding of our client's complex healthcare environment based on our extensive knowledge and experience in the healthcare industry.

   We remarket certain third-party applications and solutions, such as emPOWERnet(TM) portals, through our Strategic Partner Program. We sell no proprietary hardware, although our network solutions may include the resale of certain third-party products. Through extensive research and our payor and provider Advisory Boards and CIO Forums, we have the opportunity to fine-tune our strategic plans and service offerings with influential healthcare executives. Daou's operating philosophy is to meet or exceed the customer's objectives and to pursue excellence in every area in which our professional staff works.

   In 2002, Daou provided integrated information technology solutions and services to the U.S. healthcare industry. We principally focused on (1) healthcare providers, (2) payors and health plans and (3) government healthcare organizations. We focus exclusively on healthcare IT and have diverse technical resources. We believe that this offers our customers a combination of healthcare-familiar and practice-driven technology experts that factor in how each individual project works within the customer's IT strategic plan. Many of our technology consultants have extensive healthcare experience. In addition, our healthcare engineers and technicians are experienced with many types of technology, such as application development, networking, interfacing, database management, data security and help desk management. We work with clients to provide real-world solutions that work with their clinical and business processes. We provide services through two practice groups: commercial healthcare and government healthcare.

   Our service offerings represent aggregated end-to-end healthcare IT solutions. Depending on the specific needs of our customers, our relationships may begin anywhere along the IT solution process, growing within one of the service lines or developing cohesively across the complete end-to-end IT solution process from conceptualization to operation.

   We generate substantially all of our revenue from professional services, primarily on a "time and expense" project basis, under which revenue is recognized as the services are performed. Billings for these services occur on a semi-monthly or monthly basis as specified by the contract with a particular customer. Our billing rates are commensurate with the healthcare-domain IT expertise, know-how and skills of our consultants. Our time and expense projects generally range from three to six months, although certain projects have been for periods in excess of a year. Our network system and payor application system implementation engagements typically average six months but may vary depending on the size and complexity of the project. We also provide support, management and help desk services, under multi-year engagements, in which revenue is recognized ratably over the period that these services are provided. Our help desk services are generally provided in multi-year engagements on a price per call or price per node basis.

   Prior to 1999, the majority of our contract services were generally provided on a fixed-fee basis. Revenue on fixed-fee contracts is recognized related to the level of service performed based upon the amount of labor cost incurred on the project versus the total labor costs to complete the project. Our gross margin with respect to fixed fee contracts varies significantly depending on the percentage of such services consisting of third-party products (with respect to which we obtain a lower margin) versus professional services.

   We bill our customers for out-of-pocket expenses, primarily travel and related expenses incurred with respect to services provided to customers, and have adopted the provisions of the Emerging Issues Task Force ("EITF") Topic D-103, Income Statement Characterization of Reimbursements for "Out-of-Pocket" Expenses Incurred.

   Payments received in advance of services performed are recorded as deferred revenue. Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition. The resulting revenue recognized in excess of amounts billed and project costs is included in contract work in progress on our balance sheet.

   Cost of revenue primarily consists of all expenses that are directly attributable to our service lines and include the salaries, bonuses and related benefits of our consultants as well as non-billable managers and support staff, subcontractor expenses, training costs and unit-specific office space costs. Our consultant-related costs are relatively fixed therefore, fluctuations in our gross margin may occur due to changes in project margins and utilization rates of our professional staff. We often hire employees in anticipation of commencement of a project. If delays in contract signing occur, our gross margin could vary due to the associated loss of revenue to cover fixed labor costs.

   Sales and marketing expenses primarily consist of the salaries, benefits, travel and other costs of our sales and marketing teams, as well as marketing initiatives and business development expenses. General and administrative expenses primarily consist of the costs attributable to the support of our consultants, such as: investments in information systems, salaries, expenses and office space costs for executive management, financial accounting, purchasing, administrative and human resources personnel, recruiting fees, legal and other professional services.

Results of Operations

   The following table sets forth, for the years indicated, certain statement of operations data as a percentage of net revenue.

                                                      Years Ended December 31,
                                                      ----------------------
                                                      2002     2001    2000
                                                      ----     ----    ----
         Revenue before reimbursements (net revenue). 100%     100%    100%
         Cost of revenue before reimbursable expenses  73       79      94
                                                      ---      ---     ---
         Gross profit................................  27       21       6
         Sales and marketing expense.................  13        8       9
         General and administrative expense..........  18       18      17
         Restructuring charges.......................   4        3       3
                                                      ---      ---     ---
         Loss from operations........................  (8)      (8)    (23)
         Other income, net...........................   1        1       1
                                                      ---      ---     ---
         Loss before income taxes....................  (7)      (7)    (22)
         Provision for income taxes..................  --       --      --
                                                      ---      ---     ---
         Net loss....................................  (7)%     (7)%   (22)%
                                                      ---      ---     ---

Years Ended December 31, 2002 and 2001

   Our net revenue decreased 8%, or $3.2 million, to $37.9 million for the year ended December 31, 2002 from $41.1 million for the year ended December 31, 2001. This decrease is a combination of a $5.0 million increase in managed care implementation revenue, offset by a $4.0 million decrease in revenue associated with the termination of a large outsourcing contract and the elimination of unprofitable lines of business in 2001, a $2.2 million decrease in revenue due to the downsizing of our temporary staffing business, a $2.0 million decrease in revenue associated with long-term contracts expiring in 2001 that were not renewed and a reduction in infrastructure services revenue. Revenue from third-party equipment sales remained relatively flat at $1.0 million in 2002 and 2001.

   Services to our five largest customers accounted for $12.3 million of net revenue for the year ended December 31, 2002, representing 32% of total net revenue, with one help desk outsourcing customer accounting for 9.2% of net revenue. This compares to net revenue from the five largest customers for the year ended December 31, 2001 totaling $13.5 million, or 33% of net revenue.

   Cost of revenue before reimbursable expenses decreased 15%, or $4.7 million, to $27.7 million for the year ended December 31, 2002 from $32.4 million for the year ended December 31, 2001 primarily due to the 8% decrease in net revenue as well as our efforts to eliminate under-performing lines of businesses and a reduction of costs and more effective management of our workforce, offset by higher costs in our managed care implementation business associated with the higher revenue attainment in that business.

   Gross margin increased to 27% for the year ended December 31, 2002 as compared to 21% for the year ended December 31, 2001. This increase is attributable primarily to the above-referenced exit from certain lines of business that were not profitable or had low margins as well as disciplined management procedures and controls resulting in increased operating efficiencies and billable utilization of our workforce.

   Sales and marketing expenses increased 50%, or $1.6 million, to $5.0 million for the year ended December 31, 2002 as compared to $3.4 million for the year ended December 31, 2001, primarily due to our efforts to re-establish market presence in 2002 following a period of limited activity as we focused internally to restructure and gain operating efficiencies. Sales and marketing expenses were 13% and 8% of net revenue for the years ended December 31, 2002 and 2001, respectively. We expect sales and marketing expenses to increase in 2003 as we continue to invest in strategic business development initiatives in an effort to increase revenue.

   General and administrative expenses decreased $600,000, or 8%, to $6.8 million for the year ended December 31, 2002 as compared to $7.4 million for the year ended December 31, 2001, reflecting our efforts in improving administrative operating performance and the centralization of accounting, human resources, and IT functions at the corporate level. General and administrative expenses were 18% of net revenue for each of the years ended December 31, 2002 and 2001.

   We recorded a restructuring charge for the year ended December 31, 2002 totaling $1.6 million primarily related to our decision to reorganize our internal management structure, consolidate operations and eliminate non-strategic services as part of our strategy to position Daou for continued growth in the marketplace. The restructuring charge includes $1.1 million in severance costs and $500,000 related to the closure and combination of certain facilities.

   Other income, net, decreased 36%, or $100,000 to $300,000 for the year ended December 31, 2002 as compared to $400,000 for the year ended December 31, 2001. Other income is comprised primarily of interest income on cash and cash equivalents, and investments.

   The effective income tax rate for the year ended December 31, 2002 and 2001 was 0%. We did not record an income tax benefit on the operating loss as realization is not certain.

Years Ended December 31, 2001 and 2000

   Our net revenue decreased 35%, or $22.6 million, to $41.1 million for the year ended December 31, 2001 from $63.7 million for the year ended December 31, 2000. This decrease is primarily due to our previously announced termination of large outsourcing contracts, our decision to exit certain unprofitable lines of businesses and continued softened demand for services in our core health care IT business. Revenue from third-party material sales decreased to $1.0 million in 2001 from $4.7 million in 2000.

   Services to our five largest customers accounted for $13.5 million of net revenue for the year ended December 31, 2001, representing 33% of total net revenue, with one customer in the Sentient business group accounting for 9.7% of total net revenue. This compares to net revenue from the five largest customers for the year ended December 31, 2000 totaling $21.0 million, or 33% of total net revenue. One customer, included in the five largest customers for each of the years, exercised its right to terminate its outsourcing contract as of March 31, 2001. This customer accounted for $3.0 million in net revenue for the year ended December 31, 2001, or 7.3% of total net revenue, and accounted for $10.1 million in net revenue, representing 16% of total net revenue, for the year ended December 31, 2000.

   Cost of revenue before reimbursable expenses decreased 46%, or $27.5 million, to $32.4 million for the year ended December 31, 2001 from $59.9 million for the year ended December 31, 2000 primarily due to the 35% decrease in net revenue and our efforts to reduce headcount and other costs of revenue to maximize productivity at the current revenue levels.

   Gross margin increased to 21% for the year ended December 31, 2001 as compared to 6% for the year ended December 31, 2000. This increase is primarily attributable to our efforts to eliminate unprofitable lines of businesses, reduce costs and more effectively manage our workforce resulting in higher utilization. Also, in February 2000, we formed the Enosus subsidiary division to provide Internet and eCommerce services. Start up investments in Enosus further reduced gross margin during 2000. We previously announced that Enosus was merged into the ISG business unit in December 2000.

   Sales and marketing expenses decreased 41%, or $2.3 million, to $3.4 million for the year ended December 31, 2001 as compared to $5.7 million for the year ended December 31, 2000, primarily due to the reduction in sales staff and related expenditures as a result of consolidation, integration of the sales and marketing functions and our withdrawal from certain unprofitable lines of businesses. Sales and marketing expenses were 8% and 9% of net revenue for the years ended December 31, 2001 and 2000, respectively. We expect sales and marketing expenses to increase by approximately $3 million in 2002 and subsequent periods as we reinvest in marketing and sales programs to generate renewed interest in our offerings, as well as opportunities related to emerging healthcare information technologies.

   General and administrative expenses decreased $3.4 million, or 32%, to $7.4 million for the year ended December 31, 2001 as compared to $10.8 million for the year ended December 31, 2000, primarily due to efficiencies realized with the consolidation and integration of certain general and administrative functions of the divisions. During 2000, we completed the implementation of our ERP system and have been able to centralize certain functions into the corporate office and reduce overhead costs as a result. General and administrative expenses were 18% and 17% of net revenue for the years ended December 31, 2001 and 2000, respectively.

   We recorded a restructuring charge for the year ended December 31, 2001 totaling $1.3 million primarily related to the consolidation and relocation of our corporate offices with existing facilities in Exton, Pennsylvania. The restructure charge consisted of approximately $1.0 million related to the closure and combination of certain facilities and approximately $300,000 related to severance costs. We recorded a restructuring charge for the year ended December 31, 2000 totaling $2.1 million. This charge resulted primarily from severance costs related to a workforce reduction and the costs related to the closure and combination of certain facilities. We implemented the restructuring plan in order to improve our overhead cost structure and to refocus operations into areas in which we believe we have a core competency. We believe the restructuring was necessary due to the significant decline in revenue and gross margin in 2000 as compared to 1999. The restructuring charge recorded in 2000 includes the estimated costs of workforce reductions of $1.1 million and the closure and combination of certain facilities in periods subsequent to December 31, 2000 of $1.0 million. We believe these estimates reflect the anticipated costs to complete the restructuring plans. At December 31, 2001, approximately $1.9 million of the total $2.1 million restructuring charge recorded during 2000 had been paid out. As of December 31, 2001, we had incurred approximately $200,000 of the restructuring charge recorded in the fourth quarter of 2001.

   Other income (expense), net, decreased 40%, or $300,000 to $400,000 for the year ended December 31, 2001 as compared to $700,000 for the year ended December 31, 2000. This other income is comprised primarily of interest income on cash and cash equivalents, and investments. This decrease in other income (expense), net, was primarily due to a decrease in interest rates during 2001.

   The effective income tax rate for the year ended December 31, 2001 and 2000 was 0%. We did not record an income tax benefit on the operating loss as realization is not certain.

Liquidity and Capital Resources

   On December 31, 2002, we had working capital of $12.9 million, a decrease of $3.1 million from $16.0 million on December 31, 2001. The decrease is primarily attributable to cash used to fund operations as well as to purchase equipment, furniture and fixtures.

   For the year ended December 31, 2002, cash used in operating activities was $1.4 million, compared to net cash provided by operating activities of $4.7 million for the year ended December 31, 2001. Cash provided by operations for the year ended December 31, 2001 resulted primarily from the net loss for 2001 and a $4.1 million decrease in trade receivables in 2001 due to our increased collection efforts. Cash used in operations for the year ended December 31, 2002 was primarily the result of our net loss for that year.

   Net cash used in investing activities was $1.2 million for the year ended December 31, 2002, compared to $226,000 in the comparable prior period. The increase in cash used by investing activities was primarily due to increased purchases of equipment, furniture and fixtures associated with the relocation of our corporate headquarters from San Diego, California to Exton, Pennsylvania as well as investments in equipment used in our help desk service line.

   Net cash provided by financing activities was $84,000 for the year ended December 31, 2002, compared to cash used in financing activities of $113,000 in the comparable prior year period. This increase was primarily the result of the $198,000 cash purchase of treasury stock in 2001.

   On July 27, 1999 we issued 2,181,818 shares of Series A Preferred Stock. The Series A Preferred Stock agreement contained a redemption feature that was outside of our control. On November 9, 2000, the holders of the Series A Preferred Stock permanently waived their redemption rights arising from the resignation of our Chief Executive Officer, in return for $2.0 million in cash and warrants to purchase 3,540,000 shares of common stock exercisable at $0.01 per share. Even though the holders of the Series A Preferred Stock have waived their redemption rights, we still have our right to redeem the Series A Preferred Stock anytime after July 26, 2003 for the issue price plus accrued dividends.

   We have contractual obligations, principally under operating lease agreements, as follows: due within one year--$1,528,000; due in one to three years--$1,669,000; due in four to five years--$558,000; and due after five years--$347,000.

   Although we have an accumulated deficit as of December 31, 2002, we believe that our available funds will be sufficient to meet our capital requirements for the foreseeable future. We may sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities or issuance of equity securities in future acquisitions would result in dilution to our stockholders and the incurrence of additional debt could result in additional interest expense. However, there can be no assurance that we will be able to sell additional equity or debt securities, or be able to obtain additional financing on acceptable terms, if at all. See "Risk Factors--Future sales of our common stock could adversely affect the price of the common stock and our ability to raise additional equity capital."

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

  Revenue Recognition

   We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 requires that the following criteria be met in determining whether revenue has been earned:

  .   persuasive evidence of an arrangement,

  .   services have been delivered,

  .   price is fixed and determinable, and

  .   collectibility is reasonably assured.

   We have the following types of revenue recognition: i) services performed on an hourly basis, ii) services performed on a fixed fee basis and iii) sales of material and maintenance contracts. In general, we enter into contracts with customers to provide services at a specified fee or rate per hour. Revenue from professional services is recognized primarily on an hourly basis. Revenue from technical support, network management and help desk services is recognized as the services are performed. Contract revenue for the development and implementation of network solutions under fixed-fee contracts is recognized related to the level of service performed based upon the amount of labor cost incurred on the project versus the total labor costs to complete the project. Provisions for estimated losses on contracts, if any, are made during the period when the loss becomes probable and can be reasonably estimated. Revenue recognized in excess of amounts billed and project costs are classified as contract work in progress. Payments received in advance of services performed are recorded as deferred revenue and amortized as the services are performed.

  Bad Debt

   We are required to estimate the collectibility of our trade accounts receivable. We perform this analysis on a specific customer identification basis. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the credit worthiness of each customer and the age of the customer balances. We estimate the amount to reserve for a specific customer by taking into account the age of the receivables and the payment history of the customer. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market environment and changes in client payment history.

  Restructuring Charges

   During the years ended December 2002, 2001 and 2000, we recorded reserves in connection with our restructuring program. These reserves include estimates pertaining to the reduction in employee headcount and the costs of exiting facilities and unused equipment. Although we do not anticipate significant changes, the actual costs may differ from the estimates recorded.

  Litigation

   We are currently involved in legal proceedings regarding shareholder litigation and other general legal proceedings. As discussed in Note 11 of our consolidated financial statements, we have not accrued an amount, as we believe that the lawsuits are without merit and intend to defend against them vigorously. We do not believe these proceedings will have a material adverse effect in our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

Recently Issued Accounting Standards

   On January 1, 2002, we adopted the provisions of the Emerging Issues Task Force ("EITF") Topic D-103, Income Statement Characterization of Reimbursements for "Out-of-Pocket" Expenses Incurred. In accordance with the provisions of EITF Topic D-103, we adjusted revenue and cost of revenue for all periods reported to include out-of-pocket expenses. We have reclassified our prior period financial statements in accordance with this accounting pronouncement. Adoption of the provisions of EITF Topic D-103 had no impact on reported net loss, net loss available to common stockholders or net loss per share for the periods presented.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. The adoption of this method is not expected to have a material impact on our operations or financial condition.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for Daou for the year ended December 31, 2002.

Item 7A:  Quantitative and Qualitative Disclosures about Market Risks.

   We invest excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. These instruments have maturities of three months or less when acquired. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchanges rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Item 8:  Financial Statements.

Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                                           Page
                                                                                           ----
Consolidated Financial Statements
   Report of Ernst & Young LLP, Independent Auditors......................................  28
   Consolidated Balance Sheets at December 31, 2002 and 2001..............................  29
   Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and
     2000.................................................................................  30
   Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002,
     2001, and 2000.......................................................................  31
   Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.............................................................................  32
   Notes to Consolidated Financial Statements.............................................  34
Consolidated Financial Statement Schedule
Schedule II--Valuation and Qualifying Accounts............................................  48

   Other schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Daou Systems, Inc.

   We have audited the accompanying consolidated balance sheets of Daou Systems, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Daou Systems, Inc. at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 13, 2003

                              Daou Systems, Inc.
                          Consolidated Balance Sheets
                   (In thousands, except for per share data)

                                                                               December 31,
                                                                            ------------------
                                                                              2002      2001
                                                                            --------  --------
                                  ASSETS
Current assets:
   Cash and cash equivalents............................................... $ 12,319  $ 14,868
   Restricted cash.........................................................       --       147
   Investments, available-for-sale.........................................       75        59
   Accounts receivable, net of allowance for doubtful accounts of $732 and
     $715 in 2002 and 2001, respectively...................................    7,922     7,572
   Contract work in progress...............................................    2,147       310
   Other current assets....................................................      554       328
                                                                            --------  --------
Total current assets.......................................................   23,017    23,284
Due from officers/stockholders.............................................       54        19
Equipment, furniture and fixtures, net.....................................    1,006       970
Other assets...............................................................      563       372
                                                                            --------  --------
                                                                            $ 24,640  $ 24,645
                                                                            ========  ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable.................................................. $    705  $  1,004
   Accrued salaries and benefits...........................................    4,328     3,575
   Accrued project costs...................................................    1,968        45
   Other accrued liabilities...............................................    2,765     2,077
   Deferred revenue........................................................      365       585
                                                                            --------  --------
Total current liabilities..................................................   10,131     7,286
Other long-term liabilities................................................       40        51
Commitments and contingencies
Stockholders' equity:
   Convertible preferred stock, $ .001 par value. Authorized 3,520 shares;
     issued and outstanding 2,182 shares at December 31, 2002 and 2001, with a liquidation preference of $14,966 and $13,912 at December 31,
     2002 and 2001, including accrued dividends............................        2         2
   Common stock, $ .001 par value. Authorized 50,000 shares; issued and outstanding 21,737 and 21,556 at December 31, 2002 and 2001, respectively and 992 shares held in treasury at December 31, 2002 and
     2001..................................................................       22        22
   Additional paid-in capital..............................................   54,806    53,668
   Notes receivable from stockholders......................................   (1,281)   (1,281)
   Accumulated other comprehensive loss....................................      (56)      (72)
   Accumulated deficit.....................................................  (39,024)  (35,031)
                                                                            --------  --------
Total stockholders' equity.................................................   14,469    17,308
                                                                            --------  --------
                                                                            $ 24,640  $ 24,645
                                                                            ========  ========




         See accompanying notes to consolidated financial statements.

                              Daou Systems, Inc.
                     Consolidated Statements of Operations
                   (In thousands, except for per share data)

                                                                   Years Ended December 31,
                                                                 ---------------------------
                                                                   2002     2001      2000
                                                                 -------  -------  ---------
Revenue before reimbursements (net revenue)..................... $37,935  $41,082  $  63,748
Out-of-pocket reimbursements....................................   3,240    3,161      3,460
                                                                 -------  -------  ---------
 Total revenue..................................................  41,175   44,243     67,208
Cost of revenue before reimbursable expenses....................  27,668   32,424     59,923
Out-of-pocket reimbursable expenses.............................   3,240    3,161      3,460
                                                                 -------  -------  ---------
 Total cost of revenue..........................................  30,908   35,585     63,383
Gross profit....................................................  10,267    8,658      3,825
Operating expenses:
   Sales and marketing..........................................   5,040    3,360      5,744
   General and administrative...................................   6,838    7,408     10,831
   Restructuring charges........................................   1,598    1,263      2,133
                                                                 -------  -------  ---------
                                                                  13,476   12,031     18,708
                                                                 -------  -------  ---------
Loss from operations............................................  (3,209)  (3,373)   (14,883)
Other income, net...............................................     270      421        699
                                                                 -------  -------  ---------
Loss before income taxes........................................  (2,939)  (2,952)   (14,184)
Provision for income taxes......................................      --       --         --
                                                                 -------  -------  ---------
Net loss........................................................  (2,939)  (2,952)   (14,184)
Accrued dividends on preferred stock............................  (1,054)    (854)    (4,837)
                                                                 -------  -------  ---------
Net loss available to common stockholders....................... $(3,993) $(3,806) $ (19,021)
                                                                 -------  -------  ---------
Basic and diluted net loss available to common stockholders per common share.................................................. $ (0.21) $ (0.22)  $ (1.07)
                                                                 -------  -------  ---------
Shares used in computing basic and diluted net loss available to
  common stockholders per common share..........................  19,075   17,682     17,712
                                                                 =======  =======  =========






         See accompanying notes to consolidated financial statements.

                              Daou Systems, Inc.
                Consolidated Statements of Stockholders' Equity
             For the Years Ended December 31, 2002, 2001, and 2000
                                (In thousands)

                                                                                                        Notes
                                                             Convertible                              receivable
                                                            preferred stock  Common stock  Additional    from
                                                            --------------- --------------  paid-in     stock-     Deferred
                                                            Shares  Amount  Shares  Amount  capital    holders   compensation
                                                            ------  ------  ------  ------ ---------- ---------- ------------
Balance at December 31, 1999...............................    --    $--    17,712   $18    $37,395    $    --      $(192)
                                                            -----    ---    ------   ---    -------    -------      -----
Issuance of common stock upon exercise of stock options....    --     --         1    --          1         --         --
Issuance of common stock under employee stock purchase plan    --     --       118    --         54         --         --
Amortization of deferred compensation......................    --     --        --    --         --         --        139
Reversal of deferred compensation for separated employees..    --     --        --    --        (53)        --         53
Removal of redemption feature on preferred stock........... 2,182      2        --    --     11,380         --         --
Warrants issued to preferred stockholders..................    --     --        --    --      2,088         --         --
Accrued dividends on preferred stock.......................    --     --        --    --        749         --         --
Comprehensive loss:
   Unrealized loss on investments..........................    --     --        --    --         --         --         --
   Net loss................................................    --     --        --    --         --         --         --

Comprehensive loss.........................................    --     --        --    --         --         --         --
                                                            -----    ---    ------   ---    -------    -------      -----
Balance at December 31, 2000............................... 2,182      2    17,831    18     51,614         --         --
                                                            -----    ---    ------   ---    -------    -------      -----
Issuance of common stock under employee stock purchase plan    --     --       318    --         85         --         --
Accrued dividends on preferred stock.......................    --     --        --    --        854         --         --
Issuance of common stock and options for services..........    --     --        99    --         36         --         --
Purchase of treasury stock.................................    --     --      (992)   --       (198)        --         --
Issuance of restricted stock in exchange for notes.........    --     --     4,300     4      1,277     (1,281)        --
Comprehensive loss:
Unrealized loss on investments.............................    --     --        --    --         --         --         --
   Net loss................................................    --     --        --    --         --         --         --

   Comprehensive loss......................................    --     --        --    --         --         --         --
                                                            -----    ---    ------   ---    -------    -------      -----
Balance at December 31, 2001............................... 2,182      2    21,556    22     53,668     (1,281)        --
                                                            -----    ---    ------   ---    -------    -------      -----
Issuance of common stock under employee stock purchase plan    --     --       160    --         81         --         --
Accrued dividends on preferred stock.......................    --     --        --    --      1,054         --         --
Issuance of common stock upon exercise of stock options....    --     --        21    --          3         --         --
Comprehensive loss:
Unrealized gain on investments.............................    --     --        --    --         --         --         --
   Net loss................................................    --     --        --    --         --         --         --

   Comprehensive loss:.....................................    --     --        --    --         --         --         --
                                                            -----    ---    ------   ---    -------    -------      -----
Balance at December 31, 2002............................... 2,182    $ 2    21,737   $22    $54,806    $(1,281)     $  --
                                                            -----    ---    ------   ---    -------    -------      -----

                                                             Accumulated
                                                                other                     Total
                                                            comprehensive Accumulated stockholders'
                                                            income (loss)   deficit      equity
                                                            ------------- ----------- -------------
Balance at December 31, 1999...............................     $(43)      $(12,204)    $ 24,974
                                                                ----       --------     --------
Issuance of common stock upon exercise of stock options....       --             --            1
Issuance of common stock under employee stock purchase plan       --             --           54
Amortization of deferred compensation......................       --             --          139
Reversal of deferred compensation for separated employees..       --             --           --
Removal of redemption feature on preferred stock...........       --         (2,000)       9,382
Warrants issued to preferred stockholders..................       --         (2,088)          --
Accrued dividends on preferred stock.......................       --           (749)          --
Comprehensive loss:
   Unrealized loss on investments..........................       (6)            --           (6)
   Net loss................................................       --        (14,184)     (14,184)
                                                                                        --------
Comprehensive loss.........................................       --             --      (14,190)
                                                                ----       --------     --------
Balance at December 31, 2000...............................      (49)       (31,225)      20,360
                                                                ----       --------     --------
Issuance of common stock under employee stock purchase plan       --             --           85
Accrued dividends on preferred stock.......................       --           (854)          --
Issuance of common stock and options for services..........       --             --           36
Purchase of treasury stock.................................       --             --         (198)
Issuance of restricted stock in exchange for notes.........       --             --           --
Comprehensive loss:
Unrealized loss on investments.............................      (23)            --          (23)
   Net loss................................................       --         (2,952)      (2,952)
                                                                                        --------
   Comprehensive loss......................................       --             --       (2,975)
                                                                ----       --------     --------
Balance at December 31, 2001...............................      (72)       (35,031)      17,308
                                                                ----       --------     --------
Issuance of common stock under employee stock purchase plan       --             --           81
Accrued dividends on preferred stock.......................       --         (1,054)          --
Issuance of common stock upon exercise of stock options....       --             --            3
Comprehensive loss:
Unrealized gain on investments.............................       16             --           16
   Net loss................................................       --         (2,939)      (2,939)
                                                                                        --------
   Comprehensive loss:.....................................       --             --       (2,923)
                                                                ----       --------     --------
Balance at December 31, 2002...............................     $(56)      $(39,024)    $ 14,469
                                                                ----       --------     --------

          See accompanying notes to consolidated financial statements

                              Daou Systems, Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                     Years ended December 31,
                                                                    --------------------------
                                                                      2002     2001     2000
                                                                    -------  -------  --------
Net loss........................................................... $(2,939) $(2,952) $(14,184)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
   Depreciation and amortization...................................     959    1,334     2,388
   Amortization of deferred compensation...........................     108       60       139
   Provision for uncollectible accounts............................     186      232       402
   Issuance of common stock and options for services...............      --       36        --
   (Gain) loss on retirement of fixed assets.......................     (10)     362       273
   Changes in operating assets and liabilities:
       Restricted cash.............................................     147     (147)       --
       Accounts receivable.........................................    (536)   4,096     9,610
       Contract work in progress...................................     131      750     1,756
       Other current assets........................................    (226)     230       490
       Accounts payable and accrued liabilities....................     259     (405)   (1,443)
       Accrued salaries and benefits...............................     753      981    (1,975)
       Deferred revenue............................................    (220)     188       218
       Other long-term liabilities.................................     (11)      51        --
       Deferred rent...............................................      --     (113)      (32)
                                                                    -------  -------  --------
Net cash (used in) provided by operating activities................  (1,399)   4,703    (2,358)

Investing activities
Purchase of equipment, furniture and fixtures......................    (900)    (259)     (907)
(Increase) decrease in other assets................................    (334)      33       156
Purchases of investments...........................................      --       --       (20)
Payments from officers/stockholders................................      --       --        98
                                                                    -------  -------  --------
Net cash used in investing activities..............................  (1,234)    (226)     (673)

Financing Activities
Proceeds from issuance of common stock.............................      84       85        55
Payment and issuance costs to remove redemption feature of
  preferred stock..................................................      --       --    (2,000)
Purchase of treasury stock.........................................      --     (198)       --
                                                                    -------  -------  --------
Net cash provided by (used in) financing activities................      84     (113)   (1,945)
                                                                    -------  -------  --------
(Decrease) increase in cash and cash equivalents...................  (2,549)   4,364    (4,976)
Cash and cash equivalents at beginning of year.....................  14,868   10,504    15,480
                                                                    -------  -------  --------
Cash and cash equivalents at end of year........................... $12,319  $14,868  $ 10,504
                                                                    =======  =======  ========

Cash paid during the year for:
   Interest........................................................      --       --  $     11
                                                                    =======  =======  ========



         See accompanying notes to consolidated financial statements.

                              Daou Systems, Inc.
                     Consolidated Statements Of Cash Flows
                                (In thousands)

                                                                       Years ended December 31,
                                                                       ----------------------
                                                                        2002    2001     2000
                                                                       ------  ------  -------
Supplemental disclosure of noncash investing and financing activities:
   Issuance of common stock and options for services.................. $   --  $   36  $    --
                                                                       ======  ======  =======
   Issuance of restricted common stock in exchange for notes
     receivable.......................................................     --   1,281       --
                                                                       ======  ======  =======
   Accrued preferred stock dividends to preferred stockholders........  1,054     854      749
                                                                       ======  ======  =======
   Issuance of warrants to remove redemption feature of preferred
     stock............................................................     --      --   (2,088)
                                                                       ======  ======  =======
   Unrealized gain (loss) on investments.............................. $   16  $  (23) $    (6)
                                                                       ======  ======  =======







         See accompanying notes to consolidated financial statements.

Daou Systems, Inc.
Notes to Consolidated Financial Statements

1.  Organization and Summary of Significant Accounting Policies


Organization and Basis of Presentation

   Daou Systems, Inc. ("Daou" or the "Company"), a Delaware company, was incorporated in California on July 16, 1987 under the name Daou Systems, Inc., and reincorporated in Delaware on November 15, 1996. Daou is principally focused on providing IT services and solutions to the U.S. healthcare industry including providers, payors and health plans and government healthcare organizations. The Company designs and implements solutions to help healthcare organizations navigate the intersection of legacy systems with emerging technologies, such as web portals, wireless and other portable computing solutions. The Company's services include (1) management consulting, (2) traditional network services, (3) application implementation and support, (4) application development and integration, and (5) strategic outsourcing, including remote help desk and related technology support services. On December 31, 2000, the Company merged all of its subsidiaries into the parent company, Daou Systems, Inc.

   During December 2002, the Company reorganized its internal management structure, consolidated operations and eliminated non-strategic services. This reorganization, which was approved by the Company's Board of Directors, is part of Daou's strategy to position itself for continued growth in the marketplace. The Company recorded a one-time restructuring charge of approximately $1.6 million in the fourth quarter of 2002 related to severance costs, expenses associated with a slight workforce reduction, elimination of non-strategic services and the consolidation of office space in connection with this reorganization.

   As part of the reorganization, the Company consolidated its two operating divisions--Technology Services and Application Services. For purposes of improving overall sales and operations effectiveness, and to offer its customers an integrated solutions approach through multi-disciplinary teams, the Company now provides its services through two primary practice groups: commercial healthcare and government healthcare. The Company believes the consolidation was necessary due to changing market forces in the healthcare industry. Daou expects that operating as one business unit will allow the Company to focus on its core competencies and pursue a seamless approach to applications and technology.

   The consolidated financial statements reflect the consolidated financial position and operating results for the Company. All significant intercompany transactions and accounts have been eliminated.

Revenue Recognition

   The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 requires that the following criteria be met in determining whether revenue has been earned:

  .   persuasive evidence of an arrangement,

  .   services have been delivered,

  .   price is fixed and determinable, and

  .   collectibility is reasonably assured.

   The Company has the following types of revenue recognition: 1) services performed on an hourly basis, 2) services performed on a fixed fee basis and 3) sales of material and maintenance contracts. In general, the Company enters into contracts with customers to provide services at a specified fee or rate per hour.

Daou Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)

1.  Organization and Summary of Significant Accounting Policies--(Continued)


   Revenue from professional services is recognized primarily on an hourly basis. Revenue from technical support, network management and help desk services is recognized as the services are performed. Contract revenue for the development and implementation of network solutions under fixed-fee contracts is recognized related to the level of service performed based upon the amount of labor cost incurred on the project versus the total labor costs to complete the project. Provisions for estimated losses on contracts, if any, are made during the period when the loss becomes probable and can be reasonably estimated. Revenue recognized in excess of amounts billed and project costs is classified as contract work in progress. Payments received in advance of services performed are recorded as deferred revenue and recognized as the services are performed.

Concentration of Credit Risk and Major Customers

   Financial instruments which subject the Company to potential concentrations of credit risk consist principally of the Company's accounts receivable. Substantially all of the Company's accounts receivable are from managed care organizations, hospitals, government healthcare organizations and other healthcare providers. The Company performs credit evaluations of its new customers and generally requires no collateral. The Company provides for losses from uncollectible accounts pursuant to a formal policy which is based on analyzing historical data and trends and such losses have historically not exceeded management's expectations. Past due or delinquency status is based on contractual terms. Past due amounts are written off against the allowance for doubtful accounts when collection is deemed unlikely and all collection efforts have ceased.

   Services to Daou's five largest customers accounted for approximately $12.3 million of net revenue for the year ended December 31, 2002, representing approximately 32% of total net revenue, with one customer accounting for 9.2% of net revenue.

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

   At December 31, 2002, the Company has approximately $300,000 of cash related to an operating lease in an escrow account subject to certain withdrawal restrictions. This amount is classified in other assets on the balance sheet.

Equipment, Furniture and Fixtures

   Equipment, furniture and fixtures are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the remaining lease term.

Daou Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)

1.  Organization and Summary of Significant Accounting Policies--(Continued)


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

Advertising Expense

   Advertising expenditures are charged to expense as incurred. The Company expensed $222,000, $14,000 and $145,000 for the years ended December 31, 2002, 2001 and 2000.

Recent Pronouncements

   On January 1, 2002, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Topic D-103, Income Statement Characterization of Reimbursements for "Out-of-Pocket" Expenses Incurred. In accordance with the provisions of EITF Topic D-103, the Company adjusted revenue and cost of revenue for all periods reported to include out-of-pocket expenses. The Company has reclassified its prior period financial statements in accordance with this accounting pronouncement. Adoption of the provisions of EITF Topic D-103 had no impact on reported net loss, net loss available to common stockholders or net loss per share for the periods presented.

   In June 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. The adoption of this method is not expected to have a material impact on the Company's operations or financial condition.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for Daou for the year ended December 31, 2002.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in the accompanying notes of the financial statements. The actual results could differ from those estimates.

Daou Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)

1.  Organization and Summary of Significant Accounting Policies--(Continued)


Reclassifications

   Effective January 1, 2002, certain overhead expenses directly attributable to the business units and formerly recorded as general and administrative expenses are now recorded as cost of revenue before reimbursable expenses. The prior period amounts have been reclassified to conform to their current period presentation. Certain other prior year amounts have been reclassified to conform to the current year's presentation.

Stock-Based Compensation

   The Company has stock-based employee compensation plans, which are described more fully in Note 8. The Company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for those plans. For stock options, no compensation expense is reflected in net income as all stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In addition, no compensation expense is recognized for common stock purchases under the Employee Stock Purchase Plan. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                    Years Ended December 31,
                                                   --------------------------
                                                     2002     2001     2000
                                                   -------  -------  --------
  Net loss as reported............................ $(3,993) $(3,806) $(19,021)
  Deduct total stock-based employee compensation
    determined under the fair value method for all
    awards, net of tax............................  (3,425)  (5,788)   (8,763)
                                                   -------  -------  --------
  Pro forma net loss.............................. $(7,418) $(9,594) $(27,784)
                                                   -------  -------  --------

  Loss per share
     Basic and diluted--as reported............... $ (0.21) $ (0.22) $  (1.07)
                                                   =======  =======  ========
     Basic and diluted--pro forma................. $ (0.39) $ (0.54) $  (1.57)
                                                   =======  =======  ========

2.  Net Loss Per Share

   Net loss per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per share is computed using the weighted average number of common shares outstanding during each period. Diluted net loss per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants. For the years ended December 31, 2002, 2001 and 2000, diluted loss per share is unchanged from basic loss per share because the effects of the assumed conversion of Series A Preferred Stock, stock options and warrants would be anti-dilutive.

Daou Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)

2.  Net Loss Per Share--(Continued)


   The following table details the computation of basic and diluted net loss per share:

                 (In thousands, except per share information)

                                                  Years Ended December 31,
                                                 --------------------------
                                                   2002     2001     2000
                                                 -------  -------  --------
   Numerator:
      Net loss available to common
        stockholders............................ $(3,993) $(3,806) $(19,021)
   Denominator:
      Weighted average common shares
        outstanding.............................  21,591   19,233    17,712
      Weighted average unvested common shares
        subject to repurchase agreements........  (2,516)  (1,551)       --
                                                 -------  -------  --------
   Denominator for basic and diluted calculation  19,075   17,682    17,712
                                                 -------  -------  --------
      Basic and diluted net loss per share...... $ (0.21) $ (0.22) $  (1.07)
                                                 =======  =======  ========

3.  Restructuring Charges

   The Company accounts for restructuring charges in accordance with SEC SAB No. 100, Restructuring And Impairment Charges, and EITF No. 94-3, Liability Recognition For Certain Employee Termination Benefits And Other Costs To Exit An Activity (Including Certain Cost Incurred In A Restructuring). As part of its strategy to position itself for continued growth in the marketplace, the Company reorganized its management structure, consolidated operations and eliminated certain non-strategic services as of December 31, 2002. In addition, in the fourth quarter of 2002 the Company increased its estimate of costs and related sublease income related to previously announced closures of certain facilities. These combined actions resulted in a workforce reduction of approximately 16 employees and a restructuring charge in the fourth quarter of 2002 of $1.6 million.

   During the year ended December 31, 2001, the Company recorded restructuring charges totaling $1.3 million in connection with its decision to close and combine certain facilities. These charges included severance costs related to a reduction in workforce of approximately 28 employees and the costs estimated to be incurred in connection with the closure of certain facilities.

   During the year ended December 31, 2000, the Company recorded restructuring charges totaling approximately $2.1 million in connection with the various actions to reduce the cost structure of the Company. These charges included severance costs related to a reduction in workforce of approximately 50 employees and the closure of certain facilities.

Daou Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)

3.  Restructuring Charges--(Continued)


   The following table summarizes the restructuring and other related charges recorded, and the related activity to such charges, in the years ended December 31, 2002, 2001 and 2000 (in thousands).

                                Severance costs for Costs related to
                                    involuntary       closure and
                                     employee        combination of
                                   terminations        facilities     Total
                                ------------------- ---------------- -------
  Year Ended December 31, 2000:
     Reserve established.......       $1,140            $   993      $ 2,133
     Reserve utilized..........         (747)               (80)        (827)
                                      ------            -------      -------
  Balance at December 31, 2000.          393                913        1,306
  Year Ended December 31, 2001:
     Reserve established.......          310                953        1,263
     Reserve utilized..........         (552)              (705)      (1,257)
                                      ------            -------      -------
  Balance at December 31, 2001.          151              1,161        1,312
  Year Ended December 31, 2002:
     Reserve established.......        1,065                533        1,598
     Reserve utilized..........         (222)            (1,064)      (1,286)
                                      ------            -------      -------
  Balance at December 31, 2002.       $  994            $   630      $ 1,624
                                      ======            =======      =======

4.  Investments, Available-For-Sale

   Short-term investments, available-for-sale, consist of the following (in thousands):

                                               Gross      Gross    Estimated
                                   Amortized Unrealized Unrealized   Fair
                                     Cost      Gains      Losses     Value
                                   --------- ---------- ---------- ---------
    December 31, 2002
       Government debt securities.    $59       $16        $ --       $75
                                      ---       ---        ----       ---
    December 31, 2001
       Government debt securities.    $82       $--        $(23)      $59
                                      ===       ===        ====       ===

   The government debt securities mature in 2008.

5.  Selected Balance Sheet Details

   Contract work in progress consists of the following (in thousands):

                                                        December 31,
                                                       ---------------
                                                        2002    2001
                                                       ------- -------
         Unbilled project costs....................... $ 1,726 $    --
         Other........................................     421     310
                                                       ------- -------
                                                       $ 2,147 $   310
                                                       ======= =======

   Unbilled project costs include the costs of equipment that was not billed as of December 31, 2002.

Daou Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)

5.  Selected Balance Sheet Details--(Continued)


   Equipment, furniture and fixtures consist of the following (in thousands):

                                                  December 31,
                                                ----------------
                                                  2002     2001
                                                -------  -------
              Equipment and furniture.......... $ 4,492  $ 4,519
              Leasehold improvements...........     178       68
                                                -------  -------
                                                  4,670    4,587
              Less accumulated depreciation and
                amortization...................  (3,664)  (3,617)
                                                -------  -------
                                                $ 1,006  $   970
                                                =======  =======

   Other accrued liabilities consist of the following (in thousands):

                                          December 31,
                                         ---------------
                                          2002    2001
                                         ------- -------
                       Restructure costs $ 1,624 $ 1,312
                       Other............   1,141     765
                                         ------- -------
                                         $ 2,765 $ 2,077
                                         ======= =======

6.  Commitments

   The Company leases its facilities and certain equipment under operating lease agreements. The facility leases provide for abatement of rent during certain periods and escalating rent payments during the lease term. Rent expense for 2002, 2001 and 2000 totaled $760,000, $1,312,000 and $2,144,000, respectively.

   Annual future minimum lease payments under non-cancelable operating leases with initial terms of one year or more at December 31, 2002, consist of the following (in thousands):

                               2003...... $1,528
                               2004......  1,097
                               2005......    572
                               2006......    273
                               2007......    285
                               Thereafter    347
                                          ------
                                          $4,102
                                          ======

   The Company also subleases certain of its leased facilities under non-cancelable sublease agreements through 2005. Income related to these subleases is used to primarily offset restructuring liabilities. The amount received from subleases that was not applied to restructuring liabilities totaled $0 and $133,000 for the years ended December 31, 2002 and 2001, respectively, and was recorded as rental income. Future amounts due to the Company under sublease agreements, aggregating $1,049,000, are as follows for the year ended December 31; 2003--$478,000; 2004--$492,000; and, 2005--$79,000.

7.  Related Party Transactions

   During the years ended December 31, 2002 and 2001, the Company received certain personnel recruitment services from a Company owned by one of its Board members. The Company believes the terms of its arrangement were at least as favorable, if not more, than those offered by competing

Daou Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)

7.  Related Party Transactions--(Continued)

recruitment firms. Payments for these services during the year ended December 31, 2002 consisted of cash compensation totaling $141,000. Payments for these services during the year ended December 31, 2001, consisted of cash compensation totaling $87,500 and the issuance of 88,968 shares of the Company's common stock valued at $25,000.

8.  Stockholders' Equity

Convertible Preferred Stock

   On July 26, 1999, 2,181,818 shares of Series A Preferred Stock were issued at $5.50 per share to a related party. Holders of the Series A Preferred Stock were initially entitled to receive cumulative dividends at the rate of six percent per annum, generally payable in the form of shares of Series A Preferred Stock until July 26, 2001. The dividend rate increased to 7% on July 26, 2001, to 8% on July 26, 2002 and will continue to increase an additional 1% on July 26 of each year. The Series A Preferred Stock has a liquidation preference of $5.50 per share plus any accrued (whether or not declared) but unpaid dividends and is convertible, at the option of the holder, into 2,720,965 shares of common stock, which includes accrued but unpaid dividends as of December 31, 2002, subject to certain antidilution adjustments. The Series A Preferred Stock is redeemable at the option of the Company four years after the date of issuance.

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

Restricted Stock Purchase Agreements and Deferred Compensation

   On July 24, 2001, the Company agreed to sell 150,000 shares of restricted common stock at the July 24, 2001 closing price of $.52 per share to an executive officer of the Company, in exchange for a full recourse note receivable that accrues interest at a rate of 6.75% and is due on July 24, 2006.

   On June 1, 2001, the Company agreed to sell an aggregate of 4,150,000 shares of restricted common stock at the June 1, 2001 closing price of $.29 per share to three executive officers of the Company, in exchange for full recourse notes receivable that accrue interest at a rate of 6.75% and which are due on May 31, 2006. As part of this agreement, 1,710,000 options to purchase common stock previously granted to these executive officers were canceled.

   In connection with two of the agreements, the Company agreed to reimburse the officers for the interest due in accordance with the terms of the notes receivable. Accordingly, deferred compensation totaling $321,000 was recorded in connection with these agreements. This amount is

Daou Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)

8.  Stockholders' Equity--(Continued)

included in other assets and is being amortized ratably over the five year term of the notes. Amortization totaled $108,000 and $60,000 for the years ended December 31, 2002 and 2001, respectively.

Common Stock Repurchase

   On April 25, 2001, the Company repurchased 992,111 shares of the Company's common stock from the former Chairman of the Board of the Company at a fair market value price equal to $.20 per share for a total purchase price of $198,000.

Employee Stock Purchase Plan

   In May 2000, the Company adopted the Daou Systems, Inc. Employee Stock Purchase Plan ("ESPP"), under which 1,500,000 shares of the Company's common stock are reserved for issuance. Under the ESPP, eligible employees are allowed to purchase common stock at six-month intervals at the lower of the fair market value at the beginning of the measurement period or 85% of the fair market value at the end of the measurement period. On December 31, 2002 and June 30, 2002, the Company issued 105,571 shares of common stock at $.3485 per share and 54,237 shares of common stock at $.8415 per share, respectively. At December 31, 2002, 904,148 shares remained available for future issuance under the ESPP. On January 1, 2003, the Company suspended the ESPP.

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

   The following summary of the Company's stock option activity and related information includes 1,550,000 non-qualified stock options at an exercise price ranging from $0.29 to $1.00 per share and 225,000 options at an exercise price ranging from $0.41 to $1.03 per share, granted outside of the plan and approved by the Company's Board of Directors in 2001 and 2002, respectively:

                                   2002                 2001                   2000
                           -------------------- --------------------- ----------------------
                                      Weighted-             Weighted-              Weighted-
                                       Average               Average                Average
                                      Exercise              Exercise               Exercise
                            Options     Price     Options     Price     Options      Price
                           ---------  --------- ----------  --------- -----------  ---------
Outstanding--beginning
  of year................. 4,298,199    $1.75    3,542,731    $4.10   $ 3,363,152    $7.80
Granted...................   778,250     0.92    3,472,000     0.40     2,083,700     1.21
Exercised.................   (21,669)    0.18           --       --          (400)    3.25
Forfeited.................  (600,822)    2.58   (2,716,532)    3.09    (1,903,721)    7.47
                           ---------    -----   ----------    -----   -----------    -----
Outstanding--end of
  year.................... 4,453,958    $1.50    4,298,199    $1.75   $ 3,542,731    $4.10
                           ---------    -----   ----------    -----   -----------    -----
Exercisable at end of
  year.................... 2,144,697    $2.24      633,326    $5.95   $   863,312    $8.03
                           =========    =====   ==========    =====   ===========    =====
Weighted-average fair
  value of options granted
  during the year.........              $0.82                 $0.54                  $0.50
                                        =====                 =====                  =====

DAOU SYSTEMS, INC.
Notes to Consolidated Financial Statements--(Continued)

8. Stockholders' Equity--(Continued)


   The following table summarizes information about stock options outstanding at December 31, 2002:

                                Outstanding                         Exercisable
                ------------------------------------------- ----------------------------
                            Weighted-Average
   Range of       Number       Remaining                      Number    Weighted-Average
Exercise Prices Outstanding Contractual Life Exercise Price Exercisable  Exercise Price
--------------- ----------- ---------------- -------------- ----------- ----------------
 $ 0.18-$ 2.74   3,791,785        8.3            $ 0.53      1,610,576       $ 0.54
 $ 2.75-$ 5.49     460,516        5.3            $ 4.71        348,284       $ 4.73
 $ 5.50-$ 8.24      54,189        4.1            $ 6.00         54,189       $ 6.00
 $ 8.25-$10.99       3,368        3.9            $10.69          3,368       $10.69
 $11.00-$13.74     120,000        3.3            $13.63        105,600       $13.63
 $13.75-$16.49           0          0            $    0              0       $    0
 $16.50-$19.24       7,000        4.5            $16.63          7,000       $16.63
 $19.25-$21.99       7,100        5.1            $21.75          5,680       $21.75
 $22.00-$24.74       5,000        5.0            $24.25          5,000       $24.25
 $24.75-$27.50       5,000        4.8            $25.00          5,000       $25.00
                 ---------        ---            ------      ---------       ------
                 4,453,958        7.8            $ 1.50      2,144,697       $ 2.24
                 =========        ===            ======      =========       ======

   At December 31, 2002, options for 1,896,609 common shares were available for future grant.

   The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rate of 6% for all years; dividend yield of 0% for all years; volatility factors of the expected market price of the Company's common stock of 138% for all years; and a weighted-average expected life of the options of five years for all years.

Common Stock Reserved

   At December 31, 2002, the Company had the following shares reserved for future issuance:

               Redeemable convertible preferred stock  2,750,000
               Warrants..............................  3,540,000
               Stock options.........................  6,350,567
               Employee stock purchase plan..........    904,148
                                                      ----------
                  Total.............................. 13,544,715
                                                      ==========

Daou Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)

9.  Income Taxes


   Deferred income taxes are provided for temporary differences in recognizing certain income and expenses items for financial and tax reporting purposes.

   Significant components of the Company's deferred tax assets and liabilities are shown below (in thousands):

                                                          December 31,
                                                       ------------------
                                                         2002      2001
                                                       --------  --------
     Deferred tax liabilities:
        Depreciation and amortization................. $     --  $     61
                                                       --------  --------
                                                             --        61
     Deferred tax assets:
        Reserves and allowances.......................    1,620       670
        Net operating losses..........................   10,020     9,927
                                                       --------  --------
                                                         11,640    10,597
                                                       --------  --------
     Net deferred tax asset before valuation allowance   11,640    10,536
     Valuation allowance for deferred tax assets......  (11,640)  (10,536)
                                                       --------  --------
     Net deferred tax asset........................... $     --  $     --
                                                       --------  --------

   The Company has recorded a full valuation allowance against the deferred tax asset as realization of the asset is not certain. At December 31, 2002, the Company has federal and state net operating loss carryforwards of approximately $27.3 million and $8.4 million, respectively. The federal loss carryforwards will begin to expire in 2018 and the state loss carryforwards began to expire in 2002, unless previously utilized.

   Under section 382 of the Internal Revenue Code, the annual use of the Company's net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%. However, the Company does not believe such a limitation will have a material impact on the ultimate utilization of these carryforwards.

   The reconciliation of income tax computed at the federal statutory rate to the total provision for income taxes is as follows:

                                              Years Ended December 31,
                                              ---------------------
                                               2002     2001    2000
                                              -----    -----   -----
          Tax at federal statutory rate...... (35.0)%  (35.0)% (35.0)%
          Nondeductible expenses.............   2.4      0.8     0.4
          State taxes, net of federal benefit  (5.5)    (2.4)   (2.6)
          Valuation allowance................  38.1     36.6    30.0
          Other..............................    --       --     7.2
                                              -----    -----   -----
                                                0.0%     0.0%    0.0%
                                              =====    =====   =====

10.  Benefit Plans

   Effective November 1, 1999, the Company initiated a new Daou Systems, Inc. 401(k) Salary Savings Plan (New Plan) which covers employees who meet certain age and service requirements. Employees may contribute a portion of their earnings each plan year subject to certain Internal Revenue Service limitations. This New Plan replaces the former Daou Systems, Inc. 401(k) Salary Savings Plan. The Company has various other defined contribution plans related to acquisitions under which employees also participated. Contributions under these plans are made at the sole discretion of the Company and were $344,000, $426,000 and $832,000 for 2002, 2001 and 2000, respectively. The Company is currently in the process of terminating all of its other defined contribution plans and will only maintain the New Plan.

Daou Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)

11.  Contingencies


   On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, four separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. On October 15, 2002, the Court granted the Company's Motion to Dismiss the class action complaint, with prejudice. The plaintiffs noticed appeal to the Ninth Circuit Court of Appeal on November 13, 2002.

   As background, a group of shareholders were appointed the lead plaintiff in this federal litigation, and they filed a second amended consolidated class action complaint on January 21, 2000. Their second amended complaint realleges that the Company improperly used the "percentage-of-completion" accounting method for revenue recognition. Claims are pleaded under both the 1933 Securities Act (relating to the Company's initial public offering) and section 10b of the 1934 Securities Act. The complaint was brought on behalf of a purported class of investors who purchased the Company's Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts. A Motion to Dismiss the second amended consolidated class action complaint was filed on February 22, 2000. On March 27, 2002, the Court granted the Motion but extended to plaintiffs the opportunity to file a Third Amended Complaint. The plaintiffs filed their Third Amended Complaint on May 16, 2002, to which the Company responded with another Motion to Dismiss. The Motion was filed on June 24, 2002 and challenged the legal sufficiency of the allegations. On October 16, 2002, the Court granted that Motion, this time with prejudice. The plaintiffs noticed appeal to the Ninth Circuit Court of Appeal on November 13, 2002. The Company filed a Notice of Cross-Appeal on November 26, 2002 challenging the failure of the trial court to assess whether the complaints were filed in violation of Rule 11 of the Federal Rules of Civil Procedure. Plaintiffs must file their Opening Brief by April 9, 2003. The Company is currently scheduled to file its Brief no later than May 19, 2003. On October 7, 1998 and October 15, 1998, two separate complaints were filed in the Superior Court of San Diego County, California. These state court complaints mirror the allegations set forth in the federal complaints. They also assert claims for common law fraud and the violation of certain California statutes. As with their federal counterparts, they do not allege specific damage amounts. On April 1, 1999, a Consolidated Amended Class Action was filed on behalf of the same state court plaintiffs, and this new complaint alleges the same factual basis as is asserted in the federal litigation. The state litigation pleads claims for fraud and violations of certain California Corporation Code provisions. By stipulation of the parties and order of the court, this state court litigation was stayed pending the outcome of the motion to dismiss the federal lawsuits. The Company believes that the allegations set forth in the federal and state complaints are without merit, and the Company intends to defend against these lawsuits vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations, and financial condition.

   On February 27, 2002, a complaint was filed against certain of the Company's former officers and directors, as well as Daou On-Line, Inc, in the Superior Court of New Jersey located in Bergen County. The Court conducted a hearing on June 7, 2002 and granted the Company's Motion to Dismiss. The plaintiffs abandoned their appeal which the Appellate Court dismissed on January 3, 2003. The plaintiffs filed a Complaint against the Company, as well as certain of its former officers in San Diego County Superior Court on December 5, 2002. An answer or other responsive pleading to the Complaint must be filed on April 4, 2003 absent agreement to stay the case and proceed to arbitration.

   As background, a First Amended Complaint was filed on March 1, 2002, adding the Company and its former Chief Financial Officer as parties/defendant. The gravamen of the First Amended Complaint is twofold. First, it alleges Daou's financial statements were misleading and fraudulently induced the plaintiff to merge his company with Daou. Second, the First Amended Complaint alleges

Daou Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)

11.  Contingencies--(Continued)

breach of an indemnification and severance agreement obligating the Company to defend the plaintiff in a lawsuit filed by Traci Melia, a former employee. Neither the Complaint nor the First Amended Complaint alleges specific damage amounts. The Company filed A Motion to Dismiss the First Amended Complaint on April 24, 2002. The Court conducted a hearing on June 7, 2002 and granted our motion. On July 23, 2002, plaintiffs filed a Notice of Appeal but later abandoned their appeal which the Appellate Court dismissed on January 3, 2003. The Plaintiffs filed a Complaint against the Company, as well as certain of its former officers in San Diego County Superior Court on December 5, 2002. The Summons and Complaint was served by way of Notice and Acknowledgment of Receipt. While not identical to the Complaints filed in New Jersey, the gravaman of the San Diego action is the same. The Complaint prays for compensatory damages of at least $1,450,000. An answer or other responsive pleading to the Complaint must be filed on April 4, 2003 absent agreement to stay the case and proceed to arbitration. Counsel for Mr. Dickson has advanced that proposal given a controlling arbitration provision set forth in one of the contracts giving rise to the lawsuit. The Company believes that the allegations set forth in the Complaint are without merit, and the Company intends to defend against the lawsuit or arbitration vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

   The Company is party to other various claims and legal actions arising in the normal course of business. Although the ultimate outcome of the matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse affect on the Company's business, results of operations or financial condition; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company's results of operations in any period.

12.  Disclosure of Segment Information

   Daou provides integrated information technology solutions and services to the U.S. healthcare industry. The Company principally focuses on healthcare providers, payors and health plans and government healthcare organizations. Daou's services include (1) management consulting, (2) traditional network services, (3) application implementation and support, (4) application development and integration, and (5) strategic outsourcing, including remote help desk and related technology support services.

   As part of the reorganization discussed in Note 1, the Company consolidated its two operating divisions--Technology Services and Application Services and plans to operate as one business unit. The Company currently has no reportable segments. (In 2001, Daou had five reportable segments: Technology Management ("TMI"), Resources in Healthcare Innovation ("RHI"), Sentient, Infrastructure Services Group ("ISG") and RTC). For purposes of improving overall sales and operations effectiveness, and to offer its customers an integrated solutions approach through multi- disciplinary teams, the Company now provides its services through two primary practice groups: commercial healthcare and government healthcare. The Company believes the consolidation was necessary due to changing market forces in the healthcare industry. Daou expects that operating under its new structure will allow the Company to focus on its core competencies and pursue a seamless approach to applications and technology.

Daou Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)

13.  Quarterly Financial Data (Unaudited)


   The following is a summary of the unaudited quarterly results of operations for the year ended December 31, 2002 and 2001, respectively. The unaudited financial information reflects all normal recurring adjustments, which are in the opinion of management, necessary for the fair statement of the results of the interim periods (in thousands, except per share amounts).

                                                                    Quarter Ended
                                                    --------------------------------------------
                                                    March 31, June 30, September 30, December 31,
                                                    --------- -------- ------------- ------------
2002
   Net revenue.....................................  $ 9,104  $ 9,734     $9,493       $ 9,604
   Gross profit....................................    2,575    2,398      2,364         2,930
   Net loss available to common stockholders.......     (709)    (858)      (871)       (1,555)
       Basic and diluted net loss available to
         common stockholders per common
         share.....................................    (0.04)   (0.05)     (0.05)        (0.07)
2001
   Net revenue.....................................  $12,760  $10,121     $9,129       $ 9,072
   Gross profit....................................    2,428    1,690      1,727         2,813
   Net loss available to common stockholders.......     (622)  (1,062)      (965)       (1,157)
       Basic and diluted net loss available to
         common stockholders per common
         share.....................................    (0.03)   (0.06)     (0.06)        (0.07)

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

           COL. A                COL. B               COL. C               COL. D     COL. E
----------------------------- ------------ -------------------------     ---------- ----------
                                                     Additions
                                           -------------------------
                               Balance at  Charged to                               Balance at
                              Beginning of Costs and   Charged to Other               End of
         Description             Period     Expenses  Accounts--Describe Write-offs   Period
         -----------          ------------ ---------- ------------------ ---------- ----------
Year Ended December 31, 2002:
   Allowance for doubtful
     accounts................    $  715       $186          $  --          $  169     $  732
Year Ended December 31, 2001:
   Allowance for doubtful
     accounts................    $1,138       $232          $(381)(A)      $  274     $  715
Year Ended December 31, 2000:
   Allowance for doubtful
     accounts................    $1,868       $402          $  --          $1,132     $1,138

--------
(A) Amounts reclassified to Contract work in progress.

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

Item 12:  Security Ownership of Certain Beneficial Owners and Management and
                   Related Stockholders Matters.

   The information required by this item will be included under the captions entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's Proxy Statement and is incorporated herein by reference.

Item 13:  Certain Relationships and Related Transactions.

   The information required by this item will be included under the caption entitled "Certain Relationships and Related Transactions "in the Company's Proxy Statement and is incorporated herein by reference.

Item 14:  Controls and Procedures.

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

                                    PART IV

Item 15:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) The following are filed as part of, or included in, this Annual Report on Form 10-K:

      (1) The financial statements listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule, filed as a part of this Annual Report on Form 10-K.

      (2) The financial statement schedule listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule, filed as a part of this Annual Report on Form 10-K.

      (3) The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as part of this Report.

   (b) Reports on Form 8-K:

      (1) No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 2002.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003

                                              DAOU SYSTEMS, INC.

                                              By:    /s/  Daniel J. Malcolm
                                                  -----------------------------
                                                        Daniel J. Malcolm
                                                     Chief Executive Officer

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel J. Malcolm and Neil R. Cassidy, jointly and severally, as his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                       Title                                  Date
-----------------------------  ------------------------------------------------------------ --------------
   /s/  DANIEL J. MALCOLM                                                                   March 31, 2003
---------------------------    Director, President and Chief
      Daniel J. Malcolm          Executive Officer
    /s/  NEIL R. CASSIDY       Executive Vice President,                                    March 31, 2003
---------------------------      Chief Financial Officer and
       Neil R. Cassidy           Secretary (Principal
                                 Financial and Accounting
                                 Officer)
    /s/  JAMES T. ROBERTO      Chairman of the Board                                        March 31, 2003
---------------------------
      James T. Roberto
     /s/  DAVID W. JAHNS       Director                                                     March 31, 2003
---------------------------
       David W. Jahns
   /s/  LARRY R. FERGUSON      Director                                                     March 31, 2003
---------------------------
      Larry R. Ferguson
    /s/  H. LAWRENCE ROSS      Director                                                     March 31, 2003
---------------------------
      H. Lawrence Ross
    /s/  VINCENT K. ROACH      Director and Executive Vice President, Commercial Operations March 31, 2003
---------------------------
      Vincent K. Roach

                                 CERTIFICATION

I, Daniel J. Malcolm, certify that:

1. I have reviewed this annual report on Form 10-K of Daou Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                                      /s/ DANIEL J. MALCOLM
                                              By: -----------------------------
                                                        Daniel J. Malcolm
                                                   Principal Executive Officer

                                 CERTIFICATION

I, Neil R. Cassidy, certify that:

1. I have reviewed this annual report on Form 10-K of Daou Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                                      /s/  NEIL R. CASSIDY
                                              By: -----------------------------
                                                         Neil R. Cassidy
                                                   Principal Financial Officer

                                 EXHIBIT INDEX

   Exhibit
   Number                                                  Description
   -------    -----------------------------------------------------------------------------------------------------

       3.1(1) --Amended and Restated Certificate of Incorporation of the Registrant.

       3.2(1) --Bylaws of the Registrant.

          4.1 --Reference is made to Exhibits 3.1 and 3.2.

       4.2(1) --Specimen stock certificate.

       4.3(2) --Certificate of Designations of the Registrant, as filed with the Secretary of State of the State of
                Delaware on July 23, 1999.

       4.4(4) --Amended and Restated Registration Rights Agreement, dated as of November 9, 2000, by and between the Registrant, Galen Partners III, L.P., a Delaware limited partnership ("Galen III"),
                Galen Partners International III, L.P., a Delaware limited partnership ("Galen International"), and Galen Employee Fund III, L.P., a Delaware limited partnership ("Galen Employee Fund").

       4.5(6) --Restricted Stock Purchase Agreement, dated June 1, 2001, by and between the Registrant and
                Vincent K. Roach.

       4.6(6) --Registration Rights Agreement, dated June 1, 2001, by and between the Registrant and Vincent
                K. Roach.

       4.7(6) --Stock Purchase Agreement, dated April 25, 2001, by and between the Registrant and Georges J.
                Daou.

       4.8(7) --Restricted Stock Purchase Agreement, dated June 1, 2001, by and between the Registrant and
                Neil R. Cassidy.

       4.9(7) --Registration Rights Agreement, dated June 1, 2001, by and between the Registrant and Neil R.
                Cassidy.

      4.10(7) --Restricted Stock Purchase Agreement, dated June 1, 2001, by and between the Registrant and
                James T. Roberto.

      4.11(7) --Registration Rights Agreement, dated June 1, 2001, by and between the Registrant and James
                T. Roberto.

      4.12(8) --Restricted Stock Purchase Agreement, dated November 6, 2001, by and between the Registrant and Daniel J. Malcolm.

      4.13(8) --Registration Rights Agreement, dated November 6, 2001, by and between the Registrant and
                Daniel J. Malcolm.

      10.1(1) --Form of Indemnification Agreement.

      10.2(8) --DAOU Systems, Inc. 1996 Stock Option Plan, as amended.

      10.3(1) --Form of Incentive Stock Option Agreement under the 1996 Stock Option Plan.

      10.4(1) --Form of Nonstatutory Stock Option Agreement under the 1996 Stock Option Plan.

10.5(+   )(1) --Principal Agreement, dated as of June 18, 1996, by and between the Registrant and Catholic
                Medical Center of Brooklyn & Queens, Inc.

10.6(+   )(1) --Master Agreement, dated as of June 4, 1996, by and between the Registrant and Atlantic Health
                System.

      10.7(1) --Form of Master Services Agreement.

      10.8(3) --Voting Agreement, dated as of July 26, 1999, by and among the Registrant, Daniel J. Daou,
                Georges J. Daou, Galen III, Galen International and Galen Employee Fund.

      10.9(3) --Series A Preferred Stock Purchase Agreement, dated as of July 26, 1999, by and among the
                Registrant, Galen III, Galen International and Galen Employee Fund.

Exhibit
Number                                               Description
-------   -------------------------------------------------------------------------------------------------

 10.10(5) --Employment Agreement, dated October 2, 2000, by and between the Registrant and Neil R.
            Cassidy.

 10.11(6) --Employment Agreement, dated June 1, 2001, by and between the Registrant and Vincent K.
            Roach.

 10.12(6) --Secured Promissory Note, dated June 1, 2001, by and between the Registrant and Vincent K.
            Roach.

 10.13(6) --Stock Pledge Agreement, dated June 1, 2001, by and between the Registrant and Vincent K.
            Roach.

 10.14(7) --Amendment No. 1 to Employment Agreement, dated June 1, 2001, by and between the Registrant and Neil R. Cassidy.

 10.15(7) --Secured Promissory Note, dated June 1, 2001, by and between the Registrant and Neil R. Cassidy.

 10.16(7) --Stock Pledge Agreement, dated June 1, 2001, by and between the Registrant and Neil R. Cassidy.

 10.17(7) --Amendment to Employment Agreement, dated June 1, 2001, by and between the Registrant and
            James T. Roberto.

 10.18(7) --Secured Promissory Note, dated June 1, 2001, by and between the Registrant and James T.
            Roberto.

 10.19(7) --Stock Pledge Agreement, dated June 1, 2001, by and between the Registrant and James T.
            Roberto.

 10.20(8) --Employment Agreement, dated November 6, 2001, by and between the Registrant and Daniel J.
            Malcolm.

 10.21(8) --Secured Promissory Note, dated November 6, 2001, by and between the Registrant and Daniel J.
            Malcolm.

 10.22(8) --Stock Pledge Agreement, dated November 6, 2001, by and between the Registrant and Daniel J.
            Malcolm.

 10.23(8) --Executive Stock Option Agreement, dated December 13, 2001, between the Registrant and Neil R.
            Cassidy.

 10.24(8) --Executive Stock Option Agreement, dated December 13, 2001, between the Registrant and James
            T. Roberto.

 10.25(8) --Executive Stock Option Agreement, dated November 6, 2001, between the Registrant and Daniel
            J. Malcolm.

 10.26(*) --Executive Stock Option Agreement, dated May 17, 2002, by and between Registrant and Neil R.
            Cassidy.

 10.27(*) --Amendment No. 2 to Employment Agreement, dated July 1, 2002, by and between the Registrant and Neil R. Cassidy.

 10.28(*) --Form of Board of Director Stock Option Agreement, dated November 5, 2002, by and between
            Registrant and Kevin. M. Fickenscher, David W. Jahns, and H. Lawrence Ross (25,000 options each), and November 6, 2002, by and between Registrant and Larry R. Ferguson (100,000 options).

 10.29(*) --Separation Agreement and General Release, dated December 31, 2002, between the Registrant and
            Neil R. Cassidy.

 10.30(*) --Separation Agreement and General Release, dated December 31, 2002, between the Registrant and
            James T. Roberto.

 10.31(*) --Form of Indemnification Agreement.

Exhibit
Number                                                Description
-------  -----------------------------------------------------------------------------------------------------

 23.1    --Consent of Ernst & Young LLP, independent auditors.

   24    --Power of Attorney (included on the signature page to this report).

 99.1(*) --Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2(*) --Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

--------
(*) Filed herewith.
(+) Confidential treatment has been granted with respect to certain portions of this exhibit.
(1) Incorporated by reference to the similarly described exhibit included with the Registrant's Registration Statement on Form SB-2, File No. 333-18155, declared effective by the Commission on February 12, 1997.
(2) Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed with the Commission on April 14, 1998.
(3) Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed with the Commission on July 29, 1999.
(4) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on November 14, 2000.
(5) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 14, 2001.
(6) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.
(7) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001.
(8) Incorporated by reference to the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002.