Form 10-Q
period 2003-03-31
DAOU SYSTEMS INC
filed 2003-05-15
CIK 1003989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Registrant’s Common Stock, par value $.001 per share, outstanding as of May 1, 2003: 21,782,707.

Daou Systems, Inc.

SIGNATURES	16

CERTIFICATIONS	17

PART I.

FINANCIAL INFORMATION

Item 1.

Condensed Financial Statements

Daou Systems, Inc.
Condensed Balance Sheets
(In thousands, except for per share data)

	March 31, 2003	December 31, 2002

	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$9,995	$12,319
Investments, available-for-sale	82	75
Accounts receivable, net of allowance for doubtful accounts of $870 and $732 at March 31, 2003 and December 31, 2002, respectively	8,580	7,922
Contract work in progress	2,412	2,147
Other current assets	379	554

Total current assets	21,448	23,017
Equipment, furniture and fixtures, net	893	1,006
Other assets	554	617

Total Assets	$22,895	$24,640

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$4,805	$5,438
Accrued salaries and benefits	2,616	4,328
Deferred revenue	276	365

Total current liabilities	7,697	10,131
Long-term liabilities	40	40
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.001 par value. Authorized 3,520 shares; issued and outstanding 2,182 shares at March 31, 2003 and December 31, 2002, with a liquidation preference of $15,264 and $14,966 at March 31, 2003 and December 31, 2002	2	2
Common stock, $.001 par value. Authorized 50,000 shares; issued and outstanding 21,783 shares at March 31, 2003 and 21,737 shares at December 31, 2002	22	22
Additional paid-in capital	55,112	54,806
Notes receivable from stockholders	(1,281)	(1,281)
Accumulated other comprehensive loss	(49)	(56)
Accumulated deficit	(38,648)	(39,024)

Total stockholders’ equity	15,158	14,469

Total Liabilities and Stockholders’ Equity	$22,895	$24,640

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.
Condensed Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Revenue before reimbursements (net revenue)	$11,217	$9,104
Out-of-pocket reimbursements	930	776

Total revenue	12,147	9,880
Cost of revenue before reimbursable expenses	7,695	6,178
Out-of-pocket reimbursable expenses	930	776

Total cost of revenue	8,625	6,954

Gross profit	3,522	2,926
Operating expenses:
Sales and marketing	1,085	1,099
General and administrative	1,815	2,356

	2,900	3,455

Income (loss) from operations	622	(529)
Other income, net	52	62

Income (loss) before income taxes	674	(467)
Provision (benefit) for income taxes	—	—

Net income (loss)	674	(467)
Accrued dividends on preferred stock	(298)	(242)

Net income (loss) available to common stockholders	$376	$(709)

Earnings (loss) per share:
Basic	$0.02	$(0.04)

Diluted	$0.01	$(0.04)

Shares used in computing earnings (loss) per share:
Basic	20,558	18,498

Diluted	25,907	18,498

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.
Condensed Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Operating activities
Net income (loss)	$674	$(467)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	175	228
Provision for uncollectible accounts	51	43
Gain on retirement of fixed assets	—	(10)
Changes in operating assets and liabilities:
Restricted cash	—	147
Accounts receivable	(709)	(421)
Contract work in process	(265)	151
Other current assets	175	(219)
Accounts payable and accrued liabilities	(633)	(921)
Accrued salaries and benefits	(1,712)	(1,073)
Other	(89)	(242)

Net cash used in operating activities	(2,333)	(2,784)
Investing activities
Purchases of equipment, furniture and fixtures, net	(62)	(144)
Changes in other assets	63	(9)

Net cash provided by (used in) investing activities	1	(153)
Financing activities
Proceeds from issuance of common stock	8	—

Net cash provided by financing activities	8	—
Decrease in cash and cash equivalents	(2,324)	(2,937)
Cash and cash equivalents at beginning of period	12,319	14,868

Cash and cash equivalents at end of period	$9,995	$11,931

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.
Notes to Condensed Financial Statements
(unaudited)

1. Basis of Presentation

The unaudited condensed financial statements of Daou Systems, Inc. (“Daou” or the “Company”) at March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position of the Company at March 31, 2003 and the results of operations for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations will continue. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2003.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

2. Recent Pronouncements

In June 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. The adoption of this method is not expected to have a material impact on the Company’s results of operations or financial condition.

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

Daou Systems, Inc.
Notes to Condensed Financial Statements
(unaudited)

4. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

(In thousands, except per share information)

	Three Months Ended March 31,

	2003	2002

Numerator:
Net income (loss)	$674	$(467)
Preferred stock dividends	298	242

Numerator for basic and diluted earnings (loss) per share - income (loss) available to common stockholders	$376	$(709)

Denominator:
Weighted-average common shares outstanding	21,770	21,556
Weighted-average unvested common shares subject to repurchase agreements	(1,212)	(3,058)

Denominator for basic earnings (loss) per share	20,558	18,498
Effect of dilutive securities:
Unvested common shares subject to repurchase agreements	1,212	—
Employee stock options	698	—
Warrants	3,439	—

Dilutive potential common shares	5,349	—

Denominator for diluted earnings (loss) per share – adjusted weighted-average common shares and equivalents	25,907	18,498

Basic earnings (loss) per share	$0.02	$(0.04)

Diluted earnings (loss) per share	$0.01	$(0.04)

Options to purchase an additional 2,728,090 shares of common stock were outstanding during the three months ended March 31, 2003 but were not included in the computation of diluted earnings per share for that period because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. In addition, the Series A Convertible Preferred Stock was excluded from diluted earnings per share for the period ending March 31, 2003 as the assumed conversion is anti-dilutive.

For the period ending March 31, 2002, diluted loss per share is unchanged from basic loss per share because the effects of the assumed conversions of Series A Convertible Preferred Stock, stock options and warrants would be anti-dilutive.

Daou Systems, Inc.
Notes to Condensed Financial Statements
(unaudited)

5. Stock-Based Compensation

The Company accounts for stock options under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

At March 31, 2003, the Company has stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion 25, and related interpretations. Stock-based employee compensation costs are not reflected in earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Net income (loss) before stock-based employee compensation	$376	$(709)
Add total stock-based employee compensation determined under APB No. 25	—	—

	376	(709)
Deduct total stock-based employee compensation determined under the fair value method for all awards, net of tax	(317)	(768)

Pro forma net income (loss)	$59	$(1,477)

Earnings (loss) per share:
Basic – as reported	$0.02	$(0.04)

Diluted – as reported	$0.01	$(0.04)

Basic – pro forma	$—	$(0.08)

Diluted – pro forma	$—	$(0.08)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2003: expected volatility of 138%; risk-free interest rate of 6%; and expected lives of 5 years.

Daou Systems, Inc.
Notes to Condensed Financial Statements
(unaudited)

6. Restructuring Plan

The Company has recorded restructuring charges for each of the years ending December 31, 2002, 2001 and 2000, related to the reorganization of the Company’s management structure, consolidation of operations, closure and combination of certain facilities and elimination of certain non-strategic services. Restructuring charges were $1.6 million, $1.3 million, and $2.1 million, respectively, for the years ended December 31, 2002, 2001 and 2000. These charges included severance costs related to a reduction in workforce of approximately 16, 28 and 50 employees, respectively. Such charges were determined in accordance with SEC SAB No. 100, Restructuring And Impairment Charges, and EITF No. 94-3, Liability Recognition For Certain Employee Termination Benefits And Other Costs To Exit An Activity (Including Certain Costs Incurred In A Restructuring).

The future lease obligations relating to the closure of certain facilities are payable during the remainder of 2003 and during 2004. Severance costs for involuntary employee terminations are payable during the remainder of 2003.

The following table summarizes the restructuring and other related charges paid in 2003 and remaining charges in accrued liabilities as of March 31, 2003.

	Restructuring Charges

	Accrued as of December 31, 2002	Paid in Three Months Ended March 31, 2003	Accrued as of March 31, 2003

Severance costs for involuntary employee terminations	$994,000	$530,000	$464,000
Costs related to closure and combination of facilities	630,000	103,000	527,000

	$1,624,000	$633,000	$991,000

7. Contingencies

IN RE DAOU SYSTEMS SECURITIES LITIGATION

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, four separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. On October 15, 2002, the Court granted the Company’s Motion to Dismiss the class action complaint, with prejudice. The plaintiffs noticed appeal to the Ninth Circuit Court of Appeal on November 13, 2002 and filed their opening brief on April 9, 2003. The Company is currently scheduled to file its Brief no later than May 19, 2003.

As background, a group of shareholders were appointed the lead plaintiff in this federal litigation, and they filed a second amended consolidated class action complaint on January 21, 2000. Their second amended complaint realleges that the Company improperly used the “percentage-of-completion” accounting method for revenue recognition. Claims are pleaded under both the 1933 Securities Act (relating to the Company’s initial public offering) and section 10b of the 1934 Securities Act. The complaint was brought on behalf of a purported class of investors who purchased the Company’s Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts. A Motion to Dismiss the second amended consolidated class action complaint was filed on February 22, 2000. On March 27, 2002, the Court granted the Motion but extended to plaintiffs the opportunity to file a Third Amended Complaint. The plaintiffs filed their Third Amended Complaint on May 16, 2002, to which the Company responded with another Motion to Dismiss. The Motion was filed on June 24, 2002 and challenged the legal sufficiency of the allegations. On October 16, 2002, the Court granted that Motion, this time with prejudice. The plaintiffs noticed appeal to the Ninth Circuit Court of Appeal on November 13, 2002. The Company filed a Notice of Cross-Appeal on November 26, 2002 challenging the failure of the trial court to assess whether the complaints were filed in violation of Rule 11 of the Federal Rules of Civil Procedure. Plaintiffs filed their opening brief on April 9, 2003. The Company is currently scheduled to file its Brief no later than May 19,

Daou Systems, Inc.
Notes to Condensed Financial Statements
(unaudited)

2003. On October 7, 1998 and October 15, 1998, two separate complaints were filed in the Superior Court of San Diego County, California. These state court complaints mirror the allegations set forth in the federal complaints. They also assert claims for common law fraud and the violation of certain California statutes. As with their federal counterparts, they do not allege specific damage amounts. On April 1, 1999, a Consolidated Amended Class Action was filed on behalf of the same state court plaintiffs, and this new complaint alleges the same factual basis as is asserted in the federal litigation. The state litigation pleads claims for fraud and violations of certain California Corporation Code provisions. By stipulation of the parties and order of the court, this state court litigation was stayed pending the outcome of the motion to dismiss the federal lawsuits. The Company believes that the allegations set forth in the federal and state complaints are without merit, and the Company intends to defend against these lawsuits vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company’s business, results of operations, and financial condition.

DICKSON V DAOU SYSTEMS, INC. ET AL

On February 27, 2002, a complaint was filed against certain of the Company’s former officers and directors, as well as Daou On-Line, Inc., in the Superior Court of New Jersey located in Bergen County. The Court conducted a hearing on June 7, 2002 and granted the Company’s Motion to Dismiss. The plaintiffs abandoned their appeal which the Appellate Court dismissed on January 3, 2003. The plaintiffs filed a Complaint against the Company, as well as certain of its former officers in San Diego County Superior Court on December 5, 2002, and subsequently agreed to submit their matter to arbitration. The parties are in the process of agreeing to the procedural terms and conditions of the arbitration. There is no set timeframe or deadlines for this to occur.

As background, a First Amended Complaint was filed on March 1, 2002, adding the Company and its former Chief Financial Officer (1996-1999) as parties/defendant. The gravamen of the First Amended Complaint is twofold. First, it alleges Daou’s financial statements were misleading and fraudulently induced the plaintiff to merge his company with Daou. Second, the First Amended Complaint alleges breach of an indemnification and severance agreement obligating the Company to defend the plaintiff in a lawsuit filed by a former employee. Neither the Complaint nor the First Amended Complaint alleges specific damage amounts. The Company filed A Motion to Dismiss the First Amended Complaint on April 24, 2002. The Court conducted a hearing on June 7, 2002 and granted our motion. On July 23, 2002, plaintiffs filed a Notice of Appeal but later abandoned their appeal which the Appellate Court dismissed on January 3, 2003. The Plaintiffs then filed a Complaint against the Company, as well as certain of its former officers in San Diego County Superior Court on December 5, 2002. While not identical to the Complaints filed in New Jersey, the gravaman of the San Diego action is the same. The Complaint prays for compensatory damages of at least $1,450,000. During the first quarter of 2003, the plaintiffs agreed to submit the matter to arbitration. The parties are in the process of agreeing to the procedural terms and conditions of the arbitration. There is no set timeframe or deadlines for this to occur. The Company believes that the allegations set forth in the Complaint are without merit, and the Company intends to defend against the lawsuit or arbitration vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company’s business, results of operations and financial condition.

General

The Company is party to other various claims and legal actions arising in the normal course of business. Although the ultimate outcome of the matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse affect on the Company’s business, results of operations or financial condition; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company’s business, results of operations or financial condition.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect” or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and entail various risks and uncertainties as those set forth herein and in Daou’s other SEC filings, including those more fully set forth in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of Daou’s Form 10-K for the year ended December 31, 2002 on file with the SEC. These risks and uncertainties could cause our actual results to differ materially from those projected in the forward-looking statements. Daou disclaims any obligation to update or publicly announce revisions to any such statements to reflect future events or developments.

Overview

Daou provides integrated IT solutions and services to the U.S. healthcare industry. Since 1987, we have provided IT services to approximately 1,500 customers, including many of the nation’s hospitals, top 100 IDNs, government healthcare organizations, health plans, insurance companies and managed care organizations. Our services include (1) management consulting, (2) traditional network services, (3) application implementation and support, (4) application development and integration, and (5) strategic outsourcing, including remote help desk and related technology support services. As of May 1, 2003, Daou had approximately 218 employees.

Daou is principally focused on providing IT services and solutions to healthcare providers, payors and health plans and government healthcare organizations. We design and implement solutions to help healthcare organizations navigate the intersection of legacy systems with emerging technologies such as web portals, wireless and other portable computing solutions.

We remarket certain third-party applications and solutions, such as emPOWERnet ™ portals, through our Strategic Partner Program. We sell no proprietary hardware, although our network solutions may include the resale of certain third-party products.

We generate substantially all of our revenue from professional services, primarily on a “time and expense” project basis, under which revenue is recognized as the services are performed. Billings for these services occur on a semi-monthly or monthly basis as specified by the contract with a particular customer. Our billing rates are commensurate with the healthcare-domain IT expertise, know-how and skills of our consultants. Our time and expense projects generally range from three to six months, although certain projects have been for periods in excess of a year. Our network system and payor application system implementation engagements typically average six months but may vary depending on the size and complexity of the project. We also provide support, management and help desk services, under multi-year engagements, in which revenue is recognized ratably over the period that these services are provided. Our help desk services are generally provided in multi-year engagements on a price per call or price per node basis.

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

We bill our customers for out-of-pocket expenses, primarily travel and related expenses incurred with respect to services provided to customers, and have adopted the provisions of the Emerging Issues Task Force (“EITF”) Topic D-103, Income Statement Characterization of Reimbursements for “Out-of-Pocket” Expenses Incurred.

Payments received in advance of services performed are recorded as deferred revenue. Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition. The resulting revenue recognized in excess of amounts billed and project costs is included in contract work in progress on our balance sheet. Revenue recognized in excess of amounts billed may have the effect of temporarily reducing the Company’s Days Sales Outstanding until such time as the revenue is ultimately billed and included in accounts receivable.

Cost of revenue primarily consists of all expenses that are directly attributable to our service lines and include the salaries, bonuses and related benefits of our consultants as well as non-billable managers and support staff, subcontractor expenses, third-party product costs, training costs and unit-specific office space costs. Our consultant-related costs are relatively fixed, therefore, fluctuations in our gross margin may occur due to changes in project margins and utilization rates of our professional staff.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net revenues.

	Three Months Ended March 31,

	2003	2002

Revenue before reimbursements (net revenue)	100%	100%
Cost of revenue before reimbursable expenses	69	68

Gross profit	31	32
Operating expenses:	26	38

Income (loss) from operations	5	(6)
Other income, net	1	1

Net income (loss)	6%	(5)%

Effective January 1, 2003, certain overhead expenses formerly recorded as cost of revenue before reimbursable expenses are now recorded as general and administrative expense. The prior period amounts have been reclassified to conform to their current period presentation.

Three Months Ended March 31, 2003 and 2002

Daou’s net revenue increased 23% or $2.1 million to $11.2 million for the three months ended March 31, 2003 from $9.1 million for the three months ended March 31, 2002. The increase was primarily due to higher professional service revenue from managed care implementation services and government healthcare integration services as a result of increased customer demand for these services. The increase in demand was primarily the result of Daou’s marketing and sales initiatives, which led to higher levels of customer project activity and higher utilization rates. In addition, revenue increased during the quarter as we continued the implementation of large network infrastructure upgrade projects, which included our services and installation of third-party hardware. Included in the first quarter 2003 revenue was a $213,000 customer payment received in connection with the termination of a contract in 2002.

Services to our five largest customers accounted for $5.1 million of net revenue for the three months ended March 31, 2003, representing 45% of total net revenue, with one customer accounting for 12% of total net revenue. This compares to net revenues from the five largest customers for the three months ended March 31, 2002 totaling $3.1 million, or 34% of total net revenues. As projects are completed, including projects scheduled to be completed during the remainder of 2003, we anticipate that our revenue from these five customers will decline.

Cost of revenue before reimbursable expenses increased 25%, or $1.5 million, to $7.7 million for the three months ended March 31, 2003 from $6.2 million for the three months ended March 31, 2002. The increase was primarily attributable to the cost associated with the third-party hardware mentioned above as well as the cost of additional labor resources required to fulfill the increased demand for professional services mentioned above. At March 31, 2003, Daou had approximately 215 employees, compared with approximately 235 employees at March 31, 2002. From time to time, we utilize independent contractors to augment existing staff during periods of peak customer demand. The cost of independent contractors is included in cost of revenue.

Gross margin remained relatively flat at 31% for the three months ended March 31, 2003 compared to 32% for the three months ended March 31, 2002. Higher margins in Daou’s government healthcare integration business and managed care system implementation services, coupled with a customer payment from a contract terminated in 2002, were partially offset by lower margins on the hardware portion of the network upgrades. Higher margins on professional services were due to increased operating efficiencies and billable utilization of our workforce, as a result of the elimination of less profitable lines of business and a reduction of cost and more effective management of our workforce. Receipt of the above mentioned contract termination payment contributed 1% towards gross margin.

First quarter 2003 operating results reflect a sustained level of sales and marketing expenses in support of our goal of rebuilding our presence in the healthcare IT market and increasing future revenues. During the first quarter 2003, sales and marketing expenses remained relatively flat at $1.1 million compared to the three months ended March 31, 2002. We expect to increase our rate of spending in sales and marketing throughout 2003, however, the full year expense is expected to be comparable to the amount spent in 2002.

General and administrative expenses decreased 23%, or $500,000, to $1.8 million for the three months ended March 31, 2003 from $2.3 million for the three months ended March 31, 2002. General and administrative expenses for the three months ended March 31, 2002 included certain incremental expenses related to the relocation in 2002 of our corporate offices and other employment related matters, which were not incurred in 2003. In addition, general and administrative expenses for the three months ended March 31, 2003 reflect savings in employee related and facilities costs attributable to our decision in December 2002 to reorganize our internal management structure.

Other income, net, was $52,000 and $62,000 for the three months ended March 31, 2003 and 2002, respectively. Other income is primarily interest income on cash and cash equivalents and short-term investments.

Income Taxes

No provision for income taxes was recorded for the quarter ended March 31, 2003 as we have sufficient net operating loss (“NOL”) carryforwards to offset current period taxable income.

We have a history of losses, which generated sizeable federal and state tax NOL carryforwards, at December 31, 2002, of approximately $27.3 million and approximately $8.4 million, respectively. The federal loss carryforwards will begin to expire in 2018 unless previously utilized, and the state loss carryforwards began to expire in 2002. Pursuant to generally accepted accounting principles, we previously recorded a valuation allowance against the deferred tax asset associated with these NOL carryforwards as it is more likely than not that we will not be able to utilize the NOL carryforwards to offset future taxes. Due to the size of the NOL carryforwards in relation to our history of unprofitable operations, we have not recognized any of this net deferred tax asset. It is possible that we could be profitable in the future at levels which would cause us to conclude that it is more likely than not that we will be able to realize all or a portion of the NOL carryforwards. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then begin to provide for income taxes at a rate equal to our combined federal and state effective rates, which we believe would approximate 40%. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

Under Section 382 of the Internal Revenue Code, the annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more that 50%. However, we currently do not believe such a limitation will have a material impact on the ultimate utilization of these carryforwards.

Liquidity and Capital Resources

On March 31, 2003, Daou had working capital of $13.8 million, an increase of $900,000 from $12.9 million on December 31, 2002. For the three months ended March 31, 2003, cash used in operating activities was $2.3 million compared to cash used in operating activities of $2.8 million for the three months ended March 31, 2002. At March 31, 2003, we had cash, cash equivalents and investments available for sale of $10.1 million compared to $12.4 million at December 31, 2002. The use of cash during the quarter was primarily due to a reduction of current liabilities. Contract work in progress increased to $2.4 million from $2.1 million at December 31, 2002. Days Sales Outstanding (“DSO”) were 75 for the first quarter of 2003 as compared to 83 for the first quarter of 2002 and 89 for the fourth quarter of 2002. The increase in contract work in progress and the decrease in DSO is primarily the result of progress made towards completion in the above mentioned large network infrastructure upgrade projects, including the implementation of the hardware component of those projects. The increase in contract work in progress is the combination of an increase in unbilled accounts receivable as services were performed and revenue recognized, in excess of amounts billed in the quarter, partially offset by a decrease in material work in progress as the hardware is implemented. We expect to complete the implementations by mid-2003.

Daou had proceeds of $8,000 from the exercise of stock options during the three months ended March 31, 2003. We have no bank debt or outstanding lines of credit.

Although Daou has an accumulated deficit as of March 31, 2003, we believe that our available funds together with anticipated cash from operating activities will be sufficient to meet our capital requirements. We have no bank debt or lines of credit. We may sell additional equity or debt securities or obtain credit facilities. The sale of equity securities or issuance of equity securities in future acquisitions would result in dilution to our stockholders and the incurrence of debt could result in interest expense. However, there can be no assurance that we will be able to sell additional equity or debt securities, or be able to obtain financing on acceptable terms, if at all.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Daou invests excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. These instruments have maturities of three months or less when acquired. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments held are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchanges rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

ITEM 4.

CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, the Company’s principal executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective.

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

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

IN RE DAOU SYSTEMS SECURITIES LITIGATION

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, four separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. On October 15, 2002, the Court granted the Company’s Motion to Dismiss the class action complaint, with prejudice. The plaintiffs noticed appeal to the Ninth Circuit Court of Appeal on November 13, 2002 and filed their opening brief on April 9, 2003. The Company is currently scheduled to file its Brief no later than May 19, 2003.

As background, a group of shareholders were appointed the lead plaintiff in this federal litigation, and they filed a second amended consolidated class action complaint on January 21, 2000. Their second amended complaint realleges that the Company improperly used the “percentage-of-completion” accounting method for revenue recognition. Claims are pleaded under both the 1933 Securities Act (relating to the Company’s initial public offering) and section 10b of the 1934 Securities Act. The complaint was brought on behalf of a purported class of investors who purchased the Company’s Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts. A Motion to Dismiss the second amended consolidated class action complaint was filed on February 22, 2000. On March 27, 2002, the Court granted the Motion but extended to plaintiffs the opportunity to file a Third Amended Complaint. The plaintiffs filed their Third Amended Complaint on May 16, 2002, to which the Company responded with another Motion to Dismiss. The Motion was filed on June 24, 2002 and challenged the legal sufficiency of the allegations. On October 16, 2002, the Court granted that Motion, this time with prejudice. The plaintiffs noticed appeal to the Ninth Circuit Court of Appeal on November 13, 2002. The Company filed a Notice of Cross-Appeal on November 26, 2002 challenging the failure of the trial court to assess whether the complaints were filed in violation of Rule 11 of the Federal Rules of Civil Procedure. Plaintiffs filed their opening brief on April 9, 2003. The Company is currently scheduled to file its Brief no later than May 19, 2003. On October 7, 1998 and October 15, 1998, two separate complaints were filed in the Superior Court of San Diego County, California. These state court complaints mirror the allegations set forth in the federal complaints. They also assert claims for common law fraud and the violation of certain California statutes. As with their federal counterparts, they do not allege specific damage amounts. On April 1, 1999, a Consolidated Amended Class Action was filed on behalf of the same state court plaintiffs, and this new complaint alleges the same factual basis as is asserted in the federal litigation. The state litigation pleads claims for fraud and violations of certain California Corporation Code provisions. By stipulation of the parties and order of the court, this state court litigation was stayed pending the outcome of the motion to dismiss the federal lawsuits. The Company believes that the allegations set forth in the federal and state complaints are without merit, and the Company intends to defend against these lawsuits vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company’s business, results of operations, and financial condition.

DICKSON V DAOU SYSTEMS, INC. ET AL

On February 27, 2002, a complaint was filed against certain of the Company’s former officers and directors, as well as Daou On-Line, Inc., in the Superior Court of New Jersey located in Bergen County. The Court conducted a hearing on June 7, 2002 and granted the Company’s Motion to Dismiss. The plaintiffs abandoned their appeal which the Appellate Court dismissed on January 3, 2003. The plaintiffs filed a Complaint against the Company, as well as certain of its former officers in San Diego County Superior Court on December 5, 2002, and subsequently agreed to submit their matter to arbitration. The parties are in the process of agreeing to the procedural terms and conditions of the arbitration. There is no set timeframe or deadlines for this to occur.

As background, a First Amended Complaint was filed on March 1, 2002, adding the Company and its former Chief Financial Officer (1996-1999) as parties/defendant. The gravamen of the First Amended Complaint is twofold. First, it alleges Daou’s financial statements were misleading and fraudulently induced the plaintiff to merge his company with Daou. Second, the First Amended Complaint alleges breach of an indemnification and severance agreement obligating the Company to defend the plaintiff in a lawsuit filed by a former employee. Neither the Complaint nor the First Amended Complaint alleges specific damage amounts. The Company filed A Motion to Dismiss the First Amended Complaint on April 24, 2002. The Court conducted a hearing on June 7, 2002 and granted our motion. On July 23, 2002, plaintiffs filed a Notice of Appeal but later abandoned their appeal which the Appellate Court dismissed on January 3, 2003. The Plaintiffs then filed a Complaint against the Company, as well as certain of its former officers in San Diego County Superior Court on December 5, 2002. While not identical to the Complaints filed in New Jersey, the gravaman of the San Diego action is the same. The Complaint prays for compensatory damages of at least $1,450,000. During the first quarter 2003, the plaintiffs agreed to submit the matter to arbitration. The parties are in the process of agreeing to the procedural terms and conditions of the arbitration. There is no set timeframe or deadlines for this to occur. The Company believes that the allegations set forth in the Complaint are without merit, and the Company intends to defend against the lawsuit or arbitration vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 2.

Changes in Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Current Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 15, 2003	Daou Systems, Inc.
	By:	/s/ DANIEL J. MALCOLM

Daniel J. Malcolm Chief Executive Officer and President

By:	/s/ NEIL R. CASSIDY

Neil R. Cassidy Executive Vice President, Chief Financial Officer, and Secretary (principal financial and accounting officer)

CERTIFICATION

I, Daniel J. Malcolm, certify that:

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
/s/ DANIEL J. MALCOLM

Daniel J. Malcolm Chief Executive Officer and President

CERTIFICATION

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
/s/ NEIL R. CASSIDY

Neil R. Cassidy Executive Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer)