Form 10-Q
period 2003-06-30
DAOU SYSTEMS INC
filed 2003-08-14
CIK 1003989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 000-22073

Daou Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0284454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of Registrant’s Common Stock, par value $.001 per share, outstanding as of July 31, 2003: 21,507,707.

Daou Systems, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Daou Systems, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,180	$12,319
Investments, available-for-sale	91	75
Accounts receivable, net of allowance for doubtful accounts of $939 and $732 at June 30, 2003 and December 31, 2002, respectively	8,650	7,922
Contract work in progress	256	2,147
Other current assets	838	554

Total current assets	21,015	23,017
Equipment, furniture and fixtures, net	800	1,006
Other assets	533	617

Total Assets	$22,348	$24,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,749	$5,438
Accrued salaries and benefits	3,479	4,328
Deferred revenue	50	365

Total current liabilities	6,278	10,131
Long-term liabilities	34	40
Commitments and contingencies	—	—
Stockholders’ equity:
Convertible preferred stock, $.001 par value. Authorized 3,520 shares; issued and outstanding 2,182 shares at June 30, 2003 and December 31, 2002, with a liquidation preference of $15,566 and $14,966 at June 30, 2003 and December 31, 2002, respectively	2	2
Common stock, $.001 par value. Authorized 50,000 shares; issued and outstanding 21,795 shares at June 30, 2003 and 21,737 shares at December 31, 2002	22	22
Additional paid-in capital	55,425	54,806
Notes receivable from stockholders	(1,281)	(1,281)
Accumulated other comprehensive loss	(40)	(56)
Accumulated deficit	(38,092)	(39,024)

Total stockholders’ equity	16,036	14,469

Total Liabilities and Stockholders’ Equity	$22,348	$24,640

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue before reimbursements (net revenue)	$11,202	$9,734	$22,419	$18,838
Out-of-pocket reimbursements	915	829	1,845	1,605

Total revenue	12,117	10,563	24,264	20,443
Cost of revenue before reimbursable expenses	7,089	6,999	14,784	13,177
Out-of-pocket reimbursable expenses	915	829	1,845	1,605

Total cost of revenue	8,004	7,828	16,629	14,782

Gross profit	4,113	2,735	7,635	5,661
Operating expenses:
Sales and marketing	1,220	1,169	2,305	2,268
General and administrative	2,070	2,228	3,885	4,584

	3,290	3,397	6,190	6,852

Income (loss) from operations	823	(662)	1,445	(1,191)
Other income, net	50	49	102	111

Income (loss) before income taxes	873	(613)	1,547	(1,080)
Provision for income taxes	15	—	15	—

Net income (loss)	858	(613)	1,532	(1,080)
Accrued dividends on preferred stock	(302)	(245)	(600)	(487)

Net income (loss) available to common stockholders	$556	$(858)	$932	$(1,567)

Earnings (loss) per common share:
Basic	$0.03	$(0.05)	$0.05	$(0.08)

Diluted	$0.02	$(0.05)	$0.04	$(0.08)

Shares used in computing earnings (loss) per common share:
Basic	20,813	18,864	20,686	18,682

Diluted	26,324	18,864	26,127	18,682

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Operating activities
Net income (loss)	$1,532	$(1,080)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	415	492
Provision for uncollectible accounts	93	91
Non-cash compensation charge	10	—
Gain on retirement of fixed assets	—	(10)
Changes in operating assets and liabilities:
Restricted cash	—	147
Accounts receivable	(821)	(1,268)
Contract work in process	1,891	148
Other current assets	(284)	(669)
Accounts payable and accrued liabilities	(2,689)	(438)
Accrued salaries and benefits	(849)	503
Other	(272)	(332)

Net cash used in operating activities	(974)	(2,416)
Investing activities
Purchases of equipment, furniture and fixtures, net	(156)	(549)
Changes in other assets	(18)	(15)

Net cash used in investing activities	(174)	(564)
Financing activities
Proceeds from issuance of common stock	9	48

Net cash provided by financing activities	9	48
Decrease in cash and cash equivalents	(1,139)	(2,932)
Cash and cash equivalents at beginning of period	12,319	14,868

Cash and cash equivalents at end of period	$11,180	$11,936

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.

Notes to Condensed Financial Statements—continued

(unaudited)

1. Basis of Presentation

The unaudited condensed financial statements of Daou Systems, Inc. (“Daou” or the “Company”) at June 30, 2003 and for the three- and six-month periods ended June 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position of the Company at June 30, 2003 and the results of operations for the three-and six-month periods ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and net income or losses will continue. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

3. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in these accompanying notes to the financial statements. The actual results could differ from those estimates.

4. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

(In thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net income (loss)	$858	$(613)	$1,532	$(1,080)
Preferred stock dividends	302	245	600	487

Numerator for basic and diluted earnings(loss) per share—income (loss) available common stockholders	556	(858)	932	(1,567)
Denominator:
Weighted-average common shares outstanding	21,787	21,559	21,778	21,557
Weighted-average unvested common shares subject to repurchase agreements	(974)	(2,695)	(1,092)	(2,875)

Denominator for basic earnings (loss) per share	20,813	18,864	20,686	18,682
Effect of dilutive securities:
Unvested common shares subject to repurchase agreements	974	—	1,092	—
Employee stock options	1,067	—	891	—
Warrants	3,470	—	3,458	—

Dilutive potential common shares	5,511	—	5,441	—

Denominator for diluted earnings (loss) per share	26,324	18,864	26,127	18,682

Basic earnings (loss) per share	$0.03	$(0.05)	$0.05	$(0.08)

Diluted earnings (loss) per share	$0.02	$(0.05)	$0.04	$(0.08)

Options to purchase an additional 2,508,729 and 2,726,229 shares of common stock were outstanding during the three- and six- month periods ended June 30, 2003, respectively, but were not included in the computation of diluted earnings per share for their respective periods because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. In addition, the Series A Convertible Preferred Stock and accrued dividends were excluded from diluted earnings per share for the three- and six-month periods ended June 30, 2003 as the assumed conversion would be anti-dilutive.

For the three- and six-month periods ended June 30, 2002, diluted loss per share is unchanged from basic loss per share because the effects of the unvested common shares subject to repurchase agreements and the assumed conversions of Series A Convertible Preferred Stock, stock options and warrants would be anti-dilutive.

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

At June 30, 2003, the Company has stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion 25, and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) before stock-based employee compensation	$556	$(858)	$932	$(1,567)
Add total stock-based employee compensation determined under APB No. 25	10	—	10	—

	566	(858)	942	(1,567)
Deduct total stock-based employee compensation determined under the fair value method for all awards, net of tax	(237)	(945)	(554)	(1,713)

Pro forma net income (loss)	329	(1,803)	388	(3,280)
Earnings (loss) per share:
Basic—as reported	$0.03	$(0.05)	$0.05	$(0.08)

Diluted—as reported	$0.02	$(0.05)	$0.04	$(0.08)

Basic—pro forma	$0.02	$(0.10)	$0.02	$(0.18)

Diluted—pro forma	$0.01	$(0.10)	$0.01	$(0.18)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2003: expected volatility of 138%; risk-free interest rate of 6%; no dividend payout and expected lives of 5 years.

6. Restructuring Plan

The Company has recorded restructuring charges for each of the years ended December 31, 2002, 2001 and 2000, related to the reorganization of the Company’s management structure, consolidation of operations, closure and combination of certain facilities and elimination of certain non-strategic services. Restructuring charges were $1.6 million, $1.3 million, and $2.1 million, respectively, for the years ended December 31, 2002, 2001 and 2000. These charges included severance costs related to a reduction in workforce of approximately 16, 28 and 50 employees, respectively. Such charges were determined in accordance with SEC SAB No. 100, Restructuring and Impairment Charges, and EITF No. 94-3, Liability Recognition For Certain Employee Termination Benefits And Other Costs To Exit An Activity (Including Certain Cost Incurred In A Restructuring).

The future lease obligations relating to the closure of certain facilities are payable during the remainder of 2003 and during 2004. Severance costs for involuntary employee terminations are payable during the remainder of 2003.

The following table summarizes the restructuring and other related charges paid in 2003 and remaining charges included in accrued liabilities as of June 30, 2003.

	Restructuring Charges
	Accrued as of December 31, 2002	Paid in Six Months Ended June 30, 2003	Accrued as of June 30, 2003
Severance costs for involuntary employee terminations	$994,000	$597,000	$397,000
Costs related to closure and combination of facilities	630,000	180,000	450,000

	$1,624,000	$777,000	$847,000

7. Income Taxes

At December 31, 2002, the Company had federal and state net operating loss carryforwards (NOL’s) of approximately $27.3 million and $8.4 million, respectively. The federal loss carryforwards will begin to expire in 2018, unless previously utilized, and the state loss carryforwards began to expire in 2002. The Company’s provision for income taxes for the six months ended June 30, 2003 represents the estimated federal alternative minimum tax due for the period.

8. Subsequent Events

On July 9, 2003, the Company repurchased 300,000 shares of its common stock in private transactions with its President and Chief Executive Officer and its former Chief Financial Officer. The aggregate cost to the Company was $196,000. In connection with the repurchases, the Company received an aggregate amount of $139,000 for repayment of promissory notes, including principal and interest, relating to the original purchase in 2001 of the shares from the Company. The related stock pledge and registration rights agreements between each person and the Company were terminated.

9. Contingencies

IN RE DAOU SYSTEMS SECURITIES LITIGATION

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, four separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. On October 15, 2002, the Court granted the Company’s motion to dismiss the class action complaint, with prejudice. The plaintiffs noticed appeal to the Ninth Circuit Court of Appeal on November 13, 2002 and filed their opening brief on April 9, 2003. The Company filed its brief on July 12, 2003. A reply is expected from the plaintiff by August 15, 2003.

As background, a group of shareholders were appointed the lead plaintiff in this federal litigation, and they filed a second amended consolidated class action complaint on January 21, 2000. Their second amended complaint realleges that the Company improperly used the “percentage-of-completion” accounting method for revenue recognition. Claims are pleaded under both the 1933 Securities Act (relating to the Company’s initial public offering) and section 10b of the 1934 Securities Act. The complaint was brought on behalf of a purported class of investors who purchased the Company’s Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts. A motion to dismiss the second amended consolidated class action complaint was filed on February 22, 2000. On March 27, 2002, the Court granted the motion but extended to plaintiffs the opportunity to file a Third Amended Complaint. The plaintiffs filed their Third Amended Complaint on May 16, 2002, to which the Company responded with another motion to dismiss. The motion was filed on June 24, 2002 and challenged the legal sufficiency of the allegations. On October 16, 2002, the Court granted that motion, this time with prejudice. The plaintiffs noticed appeal to the Ninth Circuit Court of Appeal on November 13, 2002. The Company filed a Notice of Cross-Appeal on November 26, 2002 challenging the failure of the trial court to assess whether the complaints were filed in violation of Rule 11 of the Federal Rules of Civil Procedure. Plaintiffs filed their opening brief on April 9, 2003. The Company filed its brief on July 12, 2003. A reply is expected from the plaintiff by August 15, 2003. On October 7, 1998 and October 15, 1998, two separate complaints were filed in the Superior Court of San Diego County, California. These state court complaints mirror the allegations set forth in the federal complaints. They also assert claims for common law fraud and the violation of certain California statutes. As with their federal counterparts, they do not allege specific damage amounts. On April 1, 1999, a Consolidated Amended Class Action was filed on behalf of the same state court plaintiffs, and this new complaint alleges the same factual basis as is asserted in the federal litigation. The state litigation pleads claims for fraud and violations of certain California Corporation Code provisions. By stipulation of the parties and order of the court, this state court litigation was stayed pending the outcome of the motion to dismiss the federal lawsuits. The Company believes that the allegations set forth in the federal and state complaints are without merit, and the Company intends to defend against these lawsuits vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company’s business, results of operations, and financial condition.

DICKSON V DAOU SYSTEMS, INC. ET AL

On February 27, 2002, a complaint was filed against certain of the Company’s former officers and directors, as well as Daou On-Line, Inc, in the Superior Court of New Jersey located in Bergen County. The Court conducted a hearing on June 7, 2002 and granted the Company’s motion to dismiss. The plaintiffs abandoned their appeal which the Appellate Court dismissed on January 3, 2003. The plaintiffs then filed a complaint against the Company, as well as certain of its former officers, in San Diego County Superior Court on December 5, 2002, and subsequently agreed to submit the matter to arbitration. The parties are in the process of agreeing to the procedural terms and conditions of the arbitration. An arbitration hearing date has not yet been set.

As background, a First Amended Complaint was filed on March 1, 2002, adding the Company and its former Chief Financial Officer as parties/defendant. The gravamen of the First Amended Complaint is twofold. First, it alleges Daou’s financial statements were misleading and fraudulently induced the plaintiff to merge his company with Daou. Second, the First Amended Complaint alleges breach of an indemnification and severance agreement obligating the Company to defend the plaintiff in a lawsuit filed by a former employee. Neither the complaint nor the First Amended Complaint alleges specific damage amounts. The Company filed a motion to dismiss the First Amended Complaint on April 24, 2002. The Court conducted a hearing on June 7, 2002 and granted the Company’s motion. On July 23, 2002, plaintiffs filed a Notice of Appeal but later abandoned their appeal which the Appellate Court dismissed on January 3, 2003. The Plaintiffs then filed a complaint against the Company, as well as certain of its former officers, in San Diego County Superior Court on December 5, 2002. The Summons and Complaint was served by way of Notice and Acknowledgment of Receipt. While not identical to the complaints filed in New Jersey, the gravaman of the San Diego action is the same. The complaint seeks compensatory damages of at least $1,450,000. During the first quarter of 2003, the plaintiffs agreed to submit the matter to arbitration. The parties are in the process of agreeing to the procedural terms and conditions of the arbitration. An arbitration hearing date has not yet been set. The Company believes that the allegations set forth in the complaint are without merit, and the Company intends to defend against the lawsuit or arbitration vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company’s business, results of operations, and financial condition.

General

The Company is party to other various claims and legal actions arising in the normal course of business. Although the ultimate outcome of the matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse effect on the Company’s business, results of operations or financial condition; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company’s business, results of operations or financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect” or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and entail various risks and uncertainties such as those set forth herein and in Daou’s other SEC filings, including those more fully set forth in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of Daou’s Form 10-K for the year ended December 31, 2002 on file with the SEC. These risks and uncertainties could cause our actual results to differ materially from those projected in the forward-looking statements. Daou disclaims any obligation to update or publicly announce revisions to any such statements to reflect future events or developments.

Overview

We provide integrated IT solutions and services to the U.S. healthcare industry. Since 1987, we have provided IT services to approximately 1,500 customers, including many of the nation’s hospitals, top 100 IDNs, government healthcare organizations, health plans, insurance companies and managed care organizations. Our services include management consulting, traditional network services, application implementation and support, application development and integration, and strategic outsourcing, including remote help desk and related technology support services. At June 30, 2003, we had 222 employees.

We are principally focused on providing IT services and solutions to healthcare providers, payers and health plans and government healthcare organizations. We design and implement solutions to help healthcare organizations navigate the intersection of legacy systems with emerging technologies such as web portals, wireless and other portable computing solutions.

We remarket certain third-party applications and solutions, such as emPOWERnet™ portals, through our Strategic Partner Program. We sell no proprietary hardware, although our network solutions may include the resale of certain third-party products.

We generate substantially all of our revenue from professional services, primarily on a “time and expense” project basis, under which revenue is recognized as the services are performed. Billings for these services occur on a semi-monthly or monthly basis as specified by the contract with a particular customer. Our billing rates are commensurate with the healthcare-domain IT expertise, know-how and skills of our consultants. Our time and expense projects generally range from three to six months, although certain projects have been for periods in excess of one year. Our network system and payer application system implementation engagements typically average six months but may vary depending on the size and complexity of the project. We also provide support, management and help desk services, under multi-year engagements, in which revenue is recognized ratably over the period that these services are provided. Our help desk services are generally provided in multi-year engagements on a price per call or price per node basis.

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

We bill our customers for out-of-pocket expenses, primarily travel and related expenses incurred with respect to services provided to customers, and have adopted the provisions of the Emerging Issues Task Force (“EITF”) Topic D-103, Income Statement Characterization of Reimbursements for “Out-of-Pocket” Expenses Incurred. Out-of-pocket expenses billed and reimbursed by clients are included in total revenue, and then deducted to determine net revenue. For purposes of analysis, all percentages in this discussion are stated as a percentage of net revenue (rather than total revenue), since we believe that this is the more relevant measure of our business over time.

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

Results of Operations

The following table sets forth, for the period indicated, certain statement of operations data as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue before reimbursements (net revenue)	100%	100%	100%	100%
Cost of revenue before reimbursable expenses	63	72	66	70

Gross profit	37	28	34	30
Operating expenses:	29	35	28	36

Income (loss) from operations	8	(7)	6	(6)
Other income, net	—	1	1	—

Net income (loss)	8%	(6)%	7%	(6)%

Three Months Ended June 30, 2003 and 2002

Daou’s net revenue increased 15% or $1.5 million to $11.2 million for the three months ended June 30, 2003 from $9.7 million for the three months ended June 30, 2002. The increase was primarily due to higher professional services revenue from government and integration services and infrastructure services, as a result of increased customer demand, and the continuation of a large network infrastructure upgrade project that began in late 2002, which included the installation of third party hardware.

Services to our five largest customers accounted for $5.6 million of net revenue for the three months ended June 30, 2003, representing 50% of total net revenue, with two customers accounting for 14% and 10%, respectively, of total net revenue. This compares to net revenue from the five largest customers for the three months ended June 30, 2002 totaling $3.4 million, or 35% of total net revenue.

Cost of revenue before reimbursable expenses remained flat at $7.1 million for the three months ended June 30, 2003 compared to $7.0 million for the three months ended June 30, 2002, while revenue increased $1.5 million for the same period. This was attributable primarily to increased operating efficiencies and productivity of our workforce, offset by higher costs associated with the implementation of third party hardware.

Gross margin was 37% in the second quarter of 2003, compared to 28% in the second quarter of 2002. We experienced higher margins on professional services related to government healthcare integration, infrastructure services and managed care system implementation services. Higher margins were attributable to higher utilization of professional staff as a result of increased demand for these services and effective management of our workforce. The increase in gross margin from professional services was offset by lower margins on the hardware portion of a network upgrade project.

Second quarter 2003 operating results reflected a sustained level of marketing and business development expenses in support of executing our branding and growth strategies for Daou in the healthcare IT market. During the second quarter 2003, sales and marketing expenses remained relatively flat at $1.2 million compared to the three months ended June 30, 2002.

General and administrative expenses decreased 7%, or $100,000, to $2.1 million for the three months ended June 30, 2003 from $2.2 million for the three months ended June 30, 2002. General and administrative expenses for the three months ended June 30, 2003 reflected savings in employee-related and facilities costs attributable to our decision in December 2002 to reorganize our internal management structure.

Six Months Ended June 30, 2003 and 2002

Daou’s net revenue increased 19% or $3.5 million to $22.4 million for the six months ended June 30, 2003 from $18.9 million for the six months ended June 30, 2002. The increase was primarily due to higher professional services revenue from government and integration services, infrastructure services, and managed care implementation services as a result of increased customer demand for the services, and the continuation of a large network infrastructure upgrade project that began in late 2002, which included the installation of third party hardware.

Services to our five largest customers accounted for $10.6 million of net revenue for the six months ended June 30, 2003, representing 47% of total net revenue, with two customers accounting for 13% and 9%, respectively, of total net revenue. This compares to net revenue from the five largest customers for the six months ended June 30, 2002 totaling $6.4 million, or 34% of total net revenue.

Cost of revenue before reimbursable expenses increased 12%, or $1.6 million, to $14.8 million on revenue of $22.4 million for the six months ended June 30, 2003, up from $13.2 million on revenue of $18.2 million for the six months ended June 30, 2002. The increase in cost of revenue was attributable primarily to the installation of third party hardware, as well as the above referenced increase in revenues of 19% in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

Gross margin increased to 34% for the six months ended June 30, 2003 compared to 30% for the six months ended June 30, 2002. We experienced higher margins on professional services in our government healthcare integration, infrastructure services and managed care system implementation services. Higher margins were attributable to higher utilization of professional staff as a result of increased demand for these services and effective management of our workforce. The increase in gross margin from professional services was offset by lower margins on the hardware portion of a network upgrade project.

Operating results reflected a sustained level of marketing and business development expenses in support of executing our branding and growth strategies for Daou in the healthcare IT market. During the first six months of 2003, sales and marketing expenses remained relatively flat at $2.3 million compared to the six months ended June 30, 2002.

General and administrative expenses decreased 15%, or $700,000, to $3.9 million for the six months ended June 30, 2003 from $4.6 million for the six months ended June 30, 2002. General and administrative expenses for the six months ended June 30, 2002 included certain one-time, non-recurring expenses related to the relocation in 2002 of our corporate offices and other employment related matters, which were not incurred in 2003. In addition, general and administrative expenses for the six months ended June 30, 2003 reflected savings in employee-related and facilities costs attributable to our decision in December 2002 to reorganize our internal management structure.

Income Taxes

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

Liquidity and Capital Resources

On June 30, 2003, we had working capital of $14.7 million, an increase of $1.8 million from $12.9 million on December 31, 2002. For the six months ended June 30, 2003, net cash used in operating activities was $1.0 million compared to net cash used in operating activities of $2.4 million for the six months ended June 30, 2002. The use of cash during the period was primarily due to a reduction of current liabilities and an increase in accounts receivable. Days Sales Outstanding (“DSO”) were 79 for the second quarter of 2003, compared to 84 for the second quarter of 2002 and 75 for the first quarter of 2003. Contract work in progress decreased to $256,000 at June 30, 2003 from $2.1 million at December 31, 2002. This decrease, and a corresponding decrease in accounts payable and accrued liabilities, was due to the cash receipt from a customer for a network installation and implementation project and the related payment to a vendor for this project. Daou had no bank debt or outstanding lines of credit at June 30, 2003.

On July 9, 2003, the Company repurchased 300,000 shares of its common stock in private transactions with its President and Chief Executive Officer and its former Chief Financial Officer. The aggregate cost to the Company was $196,000. In connection with the repurchases, the Company received an aggregate amount of $139,000 for repayment of promissory notes, including principal and interest, relating to the original purchase in 2001 of the shares from the Company. The related stock pledge and registration rights agreements between each person and the Company were terminated.

Although Daou has an accumulated deficit as of June 30, 2003, we believe that our available funds together with anticipated cash from operating activities will be sufficient to meet our foreseeable operating and capital requirements. However, our cash requirements may vary materially from those now planned due to many factors, including, but not limited to the scope, timing and changes in existing and potential relationships with business partners, the cost and timing of executing sales and marketing activities, the timing of commencement and completion of large projects, market acceptance of new products or services, competing technological and market developments, and other factors. We may sell additional equity or debt securities or obtain credit facilities. The sale of equity securities or issuance of equity securities in future acquisitions would result in dilution to our stockholders and the incurrence of debt could result in interest expense. However, there can be no assurance that we will be able to sell additional equity or debt securities, or be able to obtain financing on acceptable terms, if at all.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB 101 requires that the following criteria be met in determining whether revenue has been earned:

•	persuasive evidence of an arrangement,

•	services have been delivered,

•	price is fixed and determinable, and

•	collectibility is reasonably assured.

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

Restructuring Charges

In prior years, we have recorded reserves in connection with our restructuring program. These reserves include estimates pertaining to the reduction in employee headcount and the costs of exiting facilities and unused equipment. Although we do not anticipate significant changes, the actual costs may differ from the estimates recorded.

Litigation

We are currently involved in legal proceedings regarding shareholder litigation and other general legal proceedings. As discussed in Note 9 of our financial statements, we have not accrued an amount, as we believe that the lawsuits are without merit and intend to defend against them vigorously. We do not believe these proceedings will have a material adverse effect in our financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company, which is required to be included in its periodic filings with the Securities and Exchange Commission.

(b) Changes in Internal Controls Over Financial Reporting. The evaluation referred to in paragraph (a) of this Item did not identify any change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

IN RE DAOU SYSTEMS SECURITIES LITIGATION

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, four separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. On October 15, 2002, the Court granted the Company’s motion to dismiss the class action complaint, with prejudice. The plaintiffs noticed appeal to the Ninth Circuit Court of Appeal on November 13, 2002 and filed their opening brief on April 9, 2003. The Company filed its brief on July 12, 2003. A reply is expected from the plaintiff by August 15, 2003.

As background, a group of shareholders were appointed the lead plaintiff in this federal litigation, and they filed a second amended consolidated class action complaint on January 21, 2000. Their second amended complaint realleges that the Company improperly used the “percentage-of-completion” accounting method for revenue recognition. Claims are pleaded under both the 1933 Securities Act (relating to the Company’s initial public offering) and section 10b of the 1934 Securities Act. The complaint was brought on behalf of a purported class of investors who purchased the Company’s Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts. A motion to dismiss the second amended consolidated class action complaint was filed on February 22, 2000. On March 27, 2002, the Court granted the motion but extended to plaintiffs the opportunity to file a Third Amended Complaint. The plaintiffs filed their Third Amended Complaint on May 16, 2002, to which the Company responded with another motion to dismiss. The motion was filed on June 24, 2002 and challenged the legal sufficiency of the allegations. On October 16, 2002, the Court granted that motion, this time with prejudice. The plaintiffs noticed appeal to the Ninth Circuit Court of Appeal on November 13, 2002. The Company filed a Notice of Cross-Appeal on November 26, 2002 challenging the failure of the trial court to assess whether the complaints were filed in violation of Rule 11 of the Federal Rules of Civil Procedure. Plaintiffs filed their opening brief on April 9, 2003. The Company filed its brief on July 12, 2003. A reply is expected from the plaintiff by August 15, 2003. On October 7, 1998 and October 15, 1998, two separate complaints were filed in the Superior Court of San Diego County, California. These state court complaints mirror the allegations set forth in the federal complaints. They also assert claims for common law fraud and the violation of certain California statutes. As with their federal counterparts, they do not allege specific damage amounts. On April 1, 1999, a Consolidated Amended Class Action was filed on behalf of the same state court plaintiffs, and this new complaint alleges the same factual basis as is asserted in the federal litigation. The state litigation pleads claims for fraud and violations of certain California Corporation Code provisions. By stipulation of the parties and order of the court, this state court litigation was stayed pending the outcome of the motion to dismiss the federal lawsuits. The Company believes that the allegations set forth in the federal and state complaints are without merit, and the Company intends to defend against these lawsuits vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company’s business, results of operations, and financial condition.

DICKSON V DAOU SYSTEMS, INC. ET AL

On February 27, 2002, a complaint was filed against certain of the Company’s former officers and directors, as well as Daou On-Line, Inc, in the Superior Court of New Jersey located in Bergen County. The Court conducted a hearing on June 7, 2002 and granted the Company’s motion to dismiss. The plaintiffs abandoned their appeal which the Appellate Court dismissed on January 3, 2003. The plaintiffs then filed a complaint against the Company, as well as certain of its former officers, in San Diego County Superior Court on December 5, 2002, and subsequently agreed to submit the matter to arbitration. The parties are in the process of agreeing to the procedural terms and conditions of the arbitration. An arbitration hearing date has not yet been set.

As background, a First Amended Complaint was filed on March 1, 2002, adding the Company and its former Chief Financial Officer as parties/defendant. The gravamen of the First Amended Complaint is twofold. First, it alleges Daou’s financial statements were misleading and fraudulently induced the plaintiff to merge his company with Daou. Second, the First Amended Complaint alleges breach of an indemnification and severance agreement obligating the Company to defend the plaintiff in a lawsuit filed by a former employee. Neither the complaint nor the First Amended Complaint alleges specific damage amounts. The Company filed a motion to dismiss the First Amended Complaint on April 24, 2002. The Court conducted a hearing on June 7, 2002 and granted the Company’s motion. On July 23, 2002, plaintiffs filed a Notice of Appeal but later abandoned their appeal which the Appellate Court dismissed on January 3, 2003. The Plaintiffs then filed a complaint against the Company, as well as certain of its former officers, in San Diego County Superior Court on December 5, 2002. The Summons and Complaint was served by way of Notice and Acknowledgment of Receipt. While not identical to the complaints filed in New Jersey, the gravaman of the San Diego action is the same. The complaint seeks compensatory damages of at least $1,450,000. During the first quarter of 2003, the plaintiffs agreed to submit the matter to arbitration. The parties are in the process of agreeing to the procedural terms and conditions of the arbitration. An arbitration hearing date has not yet been set. The Company believes that the allegations set forth in the complaint are without merit, and the Company intends to defend against the lawsuit or arbitration vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company’s business, results of operations, and financial condition.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s 2003 Annual Meeting of Stockholders was held on June 11, 2003. The following matters were voted on the by stockholders:

1.	Election of two Class II Directors

Daniel J. Malcolm and Larry R. Ferguson were elected to the Board of Directors for terms expiring at the 2006 Annual Meeting of Stockholders and until their successors are duly qualified and elected. The vote was 16.1 million in favor of Mr. Malcolm with 42,000 votes withheld, and 16.1 million in favor of Mr. Ferguson with 39,000 votes withheld.

The other directors whose terms of office continued after the Annual Meeting are: James T. Roberto, H. Lawrence Ross, David W. Jahns and Vincent. K. Roach.

2.	Ratification of Independent Auditors

The stockholders ratified the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003. The vote was 16.1 million in favor, with 47,000 votes against and 1,000 abstained.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

10.32	Executive Stock Option Agreement, dated February 10, 2003 by and between the Registrant and Daniel J. Malcolm (100,000 options)

10.33	Amendment No. 1 to Separation Agreement and General Release, dated June 25, 2003, between the Registrant and Neil R. Cassidy

31.1	Certification of Daniel J. Malcolm required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of John A. Roberts required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Daniel J. Malcolm required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of John A. Roberts required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Current Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 14, 2003

DAOU SYSTEMS, INC.

By:	/s/ DANIEL J. MALCOLM
Daniel J. Malcolm Chief Executive Officer and President

By:	/s/ JOHN A. ROBERTS
John A. Roberts Acting Chief Financial Officer and Secretary (principal financial and accounting officer)