Form 10-Q
period 2003-09-30
DAOU SYSTEMS INC
filed 2003-11-14
CIK 1003989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of Registrant’s Common Stock, par value $.001 per share, outstanding as of November 3, 2003: 21,542,708.

Daou Systems, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Daou Systems, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

	September 30, 2003 (unaudited)	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$11,409	$12,319
Investments, available-for-sale	98	75
Accounts receivable, net of allowance for doubtful accounts of $972 and $732 at September 30, 2003 and December 31, 2002, respectively	8,781	7,922
Contract work in progress	2,987	2,147
Other current assets	815	554

Total current assets	24,090	23,017

Equipment, furniture and fixtures, net	705	1,006
Other assets	587	617

Total Assets	$25,382	$24,640

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$2,069	$5,438
Accrued salaries and benefits	3,587	4,328
Deferred revenue	3,075	365

Total current liabilities	8,731	10,131

Long-term liabilities	34	40

Commitments and contingencies	—	—

Stockholders’ equity:
Convertible preferred stock, $.001 par value. 3,520 shares authorized; 2,182 shares issued and outstanding at September 30, 2003 and December 31, 2002, with a liquidation preference of $15,875 and $14,966 at September 30, 2003 and December 31, 2002, respectively	2	2
Common stock, $.001 par value. 50,000 shares authorized; 22,828 and 22,729 shares issued at September 30, 2003 and December 31, 2002, respectively and 21,536 and 21,737 shares outstanding at September 30, 2003 and December 31, 2002, respectively	22	22
Additional paid-in capital	55,941	55,004
Treasury stock, at cost, 1,292 and 992 shares at September 30, 2003 and December 31, 2002, respectively	(394)	(198)
Notes receivable from stockholders	(1,160)	(1,281)
Accumulated other comprehensive loss	(33)	(56)
Accumulated deficit	(37,761)	(39,024)

Total stockholders’ equity	16,617	14,469

Total Liabilities and Stockholders’ Equity	$25,382	$24,640

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue before reimbursements (net revenue)	$10,127	$9,493	$32,546	$28,331
Out-of-pocket reimbursements	761	825	2,606	2,430

Total revenue	10,888	10,318	35,152	30,761

Cost of revenue before reimbursable expenses	7,014	6,745	21,798	19,922
Out-of-pocket reimbursable expenses	761	825	2,606	2,430

Total cost of revenue	7,775	7,570	24,404	22,352

Gross profit	3,113	2,748	10,748	8,409

Operating expenses:
Sales and marketing	1,112	1,353	3,417	3,621
General and administrative	1,659	2,064	5,544	6,648
Restructuring charges (credits)	(252)	—	(252)	—

	2,519	3,417	8,709	10,269

Income (loss) from operations	594	(669)	2,039	(1,860)
Other income, net	54	75	156	186

Income (loss) before income taxes	648	(594)	2,195	(1,674)
Provision for income taxes	8	—	23	—

Net income (loss)	640	(594)	2,172	(1,674)
Accrued dividends on preferred stock	(309)	(277)	(909)	(764)

Net income (loss) available to common stockholders	$331	$(871)	$1,263	$(2,438)

Earnings (loss) per common share:
Basic	$0.02	$(0.05)	$0.06	$(0.13)

Diluted	$0.01	$(0.05)	$0.05	$(0.13)

Shares used in computing earnings (loss) per common share:
Basic	20,842	19,282	20,739	18,883

Diluted	26,682	19,282	26,288	18,883

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities
Net income (loss)	$2,172	$(1,674)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	511	769
Provision for uncollectible accounts	143	139
Non-cash compensation charge	10	—
Gain on retirement of fixed assets	—	(10)
Changes in operating assets and liabilities:
Restricted cash	—	147
Accounts receivable	(1,002)	(1,557)
Contract work in process	(840)	46
Other current assets	(261)	(655)
Accounts payable and accrued liabilities	(3,369)	(575)
Accrued salaries and benefits	(741)	664
Deferred revenue	2,710	(33)
Other	(6)	(169)

Net cash used in operating activities	(673)	(2,908)

Investing activities
Purchases of equipment, furniture and fixtures, net	(210)	(724)
Changes in other assets	30	(25)

Net cash used in investing activities	(180)	(749)

Financing activities
Proceeds from issuance of common stock	17	49
Repurchase of restricted stock, net of notes receivable	(74)	—

Net cash (used in) provided by financing activities	(57)	49

Decrease in cash and cash equivalents	(910)	(3,608)
Cash and cash equivalents at beginning of period	12,319	14,868

Cash and cash equivalents at end of period	$11,409	$11,260

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.

Notes to Condensed Financial Statements - continued

(unaudited)

1. Basis of Presentation

The unaudited condensed financial statements of Daou Systems, Inc. (“Daou” or the “Company”) at September 30, 2003 and for the three- and nine-month periods ended September 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position of the Company at September 30, 2003 and the results of operations for the three-and nine-month periods ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenues, expenses and net income or losses will continue. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

2. Recent Pronouncements

In September 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. The adoption of this method is not expected to have a material impact on the Company’s results of operations or financial condition.

3. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in these accompanying notes to the financial statements. The actual results could differ from those estimates.

4. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

(In thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net income (loss)	$640	$(594)	$2,172	$(1,674)
Preferred stock dividends	309	277	909	764

Numerator for basic and diluted earnings(loss) per share - income (loss) available to common stockholders	331	(871)	1,263	(2,438)

Denominator:
Weighted-average common shares outstanding	21,542	21,624	21,699	21,580
Weighted-average unvested common shares subject to repurchase agreements	(700)	(2,342)	(960)	(2,697)

Denominator for basic earnings (loss) per share	20,842	19,282	20,739	18,883

Effect of dilutive securities:
Unvested common shares subject to repurchase agreements	700	—	960	—
Employee stock options	1,649	—	1,116	—
Warrants	3,491	—	3,473	—

Dilutive potential common shares	5,840	—	5,549	—

Denominator for diluted earnings (loss) per share	26,682	19,282	26,288	18,883

Basic earnings (loss) per share	$0.02	$(0.05)	$0.06	$(0.13)

Diluted earnings (loss) per share	$0.01	$(0.05)	$0.05	$(0.13)

Options to purchase an additional 1,496,247 and 1,499,747 shares of common stock were outstanding during the three- and nine- month periods ended September 30, 2003, respectively, but were not included in the computation of diluted earnings per share for their respective periods because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. In addition, the Series A Convertible Preferred Stock and accrued dividends were excluded from diluted earnings per share for the three- and nine-month periods ended September 30, 2003 as the assumed conversion would be anti-dilutive.

For the three- and nine-month periods ended September 30, 2002, diluted loss per share is unchanged from basic loss per share because the effects of the unvested common shares subject to repurchase agreements and the assumed conversions of Series A Convertible Preferred Stock, stock options and warrants would be anti-dilutive.

5. Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

At September 30, 2003, the Company has stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion 25, and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) before stock-based employee compensation	$331	$(871)	$1,263	$(2,438)
Add total stock-based employee compensation determined under APB No. 25	—	—	10	—

	331	(871)	1,273	(2,438)

Deduct total stock-based employee compensation determined under the fair value method for all awards, net of tax	(419)	(856)	(973)	(2,569)

Pro forma net income (loss)	(88)	(1,727)	300	(5,007)

Earnings (loss) per share:
Basic – as reported	$0.02	$(0.05)	$0.06	$(0.13)

Diluted – as reported	$0.01	$(0.05)	$0.05	$(0.13)

Basic – pro forma	$—	$(0.09)	$0.01	$(0.27)

Diluted – pro forma	$—	$(0.09)	$0.01	$(0.27)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2003: expected volatility of 138%; risk-free interest rate of 6%; no dividend payout and expected lives of 5 years.

6. Restructuring Plan

The Company recorded restructuring charges for each of the years ended December 31, 2002, 2001 and 2000, related to the reorganization of the Company’s management structure, consolidation of operations, closure and combination of certain facilities and elimination of certain non-strategic services. Restructuring charges were $1.6 million, $1.3 million, and $2.1 million, respectively, for the years ended December 31, 2002, 2001 and 2000. These charges included severance costs related to a reduction in workforce of approximately 16, 28 and 50 employees, respectively. Such charges were determined in accordance with SAB No. 100, Restructuring and Impairment Charges, and EITF No. 94-3, Liability Recognition For Certain Employee Termination Benefits And Other Costs To Exit An Activity (Including Certain Costs Incurred In A Restructuring).

The future lease obligations relating to the closure of certain facilities are payable through June 2005. Severance costs for involuntary employee terminations are payable during the remainder of 2003.

The following table summarizes the restructuring and other related charges paid in 2003 and remaining charges included in accrued liabilities as of September 30, 2003.

	Restructuring Charges
	Accrued as of December 31, 2002	Paid in Nine Months Ended September 30, 2003	Other Adjustments during the Nine Months Ended September 30, 2003 (a)	Accrued as of September 30, 2003
Severance costs for involuntary employee terminations	$994,000	$911,000	$—	$83,000
Costs related to closure and combination of facilities	630,000	277,000	252,000	101,000

	$1,624,000	$1,188,000	$252,000	$184,000

(a)	In the third quarter of 2003, the Company was able to reduce its obligations relating to unused office space.

7. Income Taxes

At December 31, 2002, the Company had federal and state net operating loss carryforwards (NOL’s) of approximately $27.3 million and $8.4 million, respectively. The federal loss carryforwards will begin to expire in 2018, unless previously utilized, and the state loss carryforwards began to expire in 2002. The Company’s provision for income taxes for the nine months ended September 30, 2003 represents the estimated federal alternative minimum tax for the period.

8. Repurchase of Restricted Stock

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

9. Expiration of Long-Term Customer Contracts

The Company provides support, management and help-desk services to two customers under long-term contracts. One contract commenced on January 27, 1998 and is scheduled to expire on February 26, 2004 and the other commenced on March 18, 1999 and will be terminated by mutual agreement on December 31, 2003. Revenues from these two customers were 11% of the Company’s total net revenue for each of the three- and nine-month periods ending September 30, 2003. The Company is assisting these customers in their evaluation of the potential for transitioning up to 46 of the Company’s employees to the customers’ full-time employees or their third party vendors, licensing certain intellectual property, and acquiring certain assets related to the delivery of these services to the customer. The financial impact to the Company will be dependent on the outcome of the customers’ final decisions related to this matter.

10. Contingencies

As previously disclosed, the Company is a party to certain litigation and arbitration matters. There have been no material developments in these matters during the quarter.

The Company believes that the allegations set forth in such matters are without merit, and the Company intends to defend against these lawsuits vigorously. No assurance as to the outcome of these matters can be given, however, and an unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that such statements are only predictions and actual events or results may differ materially. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect” or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and entail various risks and uncertainties such as those set forth herein and in Daou’s other SEC filings, including those more fully set forth in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of Daou’s Form 10-K for the year ended December 31, 2002 on file with the SEC. These risks and uncertainties could cause our actual results to differ materially from those projected in the forward-looking statements. Daou disclaims any obligation to update or publicly announce revisions to any such statements to reflect future events or developments.

Overview

We provide expert consulting and management services to healthcare organizations in the design, deployment, and support of IT infrastructure and application systems. We offer a range of comprehensive services, from strategic consulting, to IT application design and implementation, to government and integration services, to best practices expertise in help desk, break/fix, and desk top support. We have provided services to more than 1,600 healthcare organizations, including government healthcare and leading private and public hospitals, managed care organizations on both the payer and provider sides of the market, as well as integrated healthcare delivery networks (IDNs). At September 30, 2003, we had 216 employees.

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

We generate substantially all of our revenue from professional services, primarily on a “time and expense” project basis, under which revenue is recognized as the services are performed. Billings for these services occur on a semi-monthly or monthly basis as specified by the contract with a particular customer. Our billing rates are commensurate with the healthcare-domain IT expertise, know-how and skills of our consultants. Our time and expense projects generally range from three to six months, although certain projects have been for periods in excess of one year. Our network system and payer application system implementation engagements typically average six months but may vary depending on the size and complexity of the project. We also provide support, management and help desk services, under multi-year engagements, in which revenue is recognized ratably over the period that these services are provided. Our help desk services are generally provided in multi-year engagements on a price per call or price per node basis. To a much lesser extent, we also earn revenue if a client hires one of our consultants onto its permanent payroll. This type of contractually non-refundable revenue is generally recognized at the time our client completes the hiring process.

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

Results of Operations

The following table sets forth, for the period indicated, certain statement of operations data as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue before reimbursements (net revenue)	100%	100%	100%	100%
Cost of revenue before reimbursable expenses	69	71	67	70

Gross profit	31	29	33	30
Operating expenses:	25	36	27	37

Income (loss) from operations	6	(7)	6	(7)
Other income, net	—	1	1	1

Net income (loss)	6%	(6)%	7%	(6)%

Three Months Ended September 30, 2003 and 2002

Daou’s net revenue increased 7% or $600 thousand to $10.1 million for the three months ended September 30, 2003 from $9.5 million for the three months ended September 30, 2002. The increase was primarily due to higher professional services revenue from government and integration services and infrastructure services, as a result of increased customer demand, and the commencement of a large network infrastructure upgrade project that began in the third quarter of 2003 and will continue into the first quarter of 2004, which included the installation of third party hardware.

The Company provides support, management and help-desk services to two customers under long-term contracts. One contract commenced on January 27, 1998 and is scheduled to expire on February 26, 2004 and the other commenced on March 18, 1999 and will be terminated by mutual agreement on December 31, 2003. Revenues from these two customers were 9% and 2%, respectively, of the Company’s total net revenue for the three month period ending September 30, 2003.

Services to our five largest customers accounted for $4.7 million of net revenue for the three months ended September 30, 2003, representing 47% of total net revenue, with one customer accounting for 13% of total net revenue. Services to our second largest customer, which is the same customer referenced above, accounted for 9% of total net revenue. This compares to net revenue from the five largest customers for the three months ended September 30, 2002 totaling $3.4 million, or 35% of total net revenue.

Cost of revenue before reimbursable expenses increased to $7.0 million for the three months ended September 30, 2003 compared to $6.7 million for the three months ended September 30, 2002, while revenue increased $600 thousand for the same period. This was attributable primarily to increased operating efficiencies and productivity of our workforce, offset by higher costs associated with the implementation of third party hardware.

Gross margin was 31% in the third quarter of 2003, compared to 29% in the third quarter of 2002. We experienced higher margins on professional services related to government and integration services and infrastructure services. Higher margins were attributable to higher utilization of professional staff as a result of increased demand for these services and effective management of our workforce. The increase in gross margin from professional services was offset by lower margins on application implementation services, management consulting and the hardware portion of a network upgrade project.

Third quarter 2003 operating results reflect a committed level of marketing and business development expenses in support of executing our branding and growth strategies for Daou in the healthcare IT market. During the third quarter 2003, sales and marketing expenses declined to $1.1 million compared to $1.4 million in the three months ended September 30, 2002 primarily related to the difference in timing of certain corporate marketing initiatives.

General and administrative expenses decreased 20%, or $400 thousand, to $1.7 million for the three months ended September 30, 2003 from $2.1 million for the three months ended September 30, 2002. The reduction in general and administrative expenses for the three months ended September 30, 2003 was due to savings in employee-related and facilities costs as a result of previously disclosed actions taken in December 2002, as well as the realization of refunds of franchise taxes and other administrative costs.

In the third quarter of 2003, we were able to reduce our obligations relating to unused office space resulting in the reversal of $252 thousand of previously expensed restructuring charges by subletting the space and renegotiating terms of the existing lease agreements. The amount has been recorded as a restructuring credit in the statement of operations as the original provision was recorded as a restructuring expense in the period in which the charge was recorded.

Nine Months Ended September 30, 2003 and 2002

Daou’s net revenue increased 15% or $4.2 million to $32.5 million for the nine months ended September 30, 2003 from $28.3 million for the nine months ended September 30, 2002. The increase was primarily due to higher professional services revenue from government and integration services and infrastructure services as a result of increased customer demand for these services, the completion of one large network infrastructure upgrade project that began in late 2002 and the starting of another similar project, both of which included the installation of third party hardware.

The Company provides support, management and help-desk services to two customers under long-term contracts. One contract commenced on January 27, 1998 and is scheduled to expire on February 26, 2004 and the other commenced on March 18, 1999 and will be terminated by mutual agreement on December 31, 2003. Revenues from these two customers were 9% and 2%, respectively, of the Company’s total net revenue for the nine month period ending September 30, 2003.

Services to our five largest customers accounted for $14.1 million of net revenue for the nine months ended September 30, 2003, representing 43% of total net revenue, with one customer accounting for 10% of total net revenue. Services to our second largest customer, which is the same customer referenced above, accounted for 9% of total net revenue. This compares to net revenue from the five largest customers for the nine months ended September 30, 2002 totaling $9.7 million, or 34% of total net revenue.

Cost of revenue before reimbursable expenses increased 9%, or $1.9 million, to $21.8 million on revenue of $32.5 million for the nine months ended September 30, 2003, up from $19.9 million on revenue of $28.3 million for the nine months ended September 30, 2002. The increase in cost of revenue was attributable primarily to the installation of third party hardware, as well as the increase in revenues in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

Gross margin increased to 33% for the nine months ended September 30, 2003 compared to 30% for the nine months ended September 30, 2002. We experienced higher margins on professional services in our government and integration services, infrastructure services and managed care system implementation services. Higher margins were attributable to higher utilization of professional staff as a result of increased demand for these services and effective management of our workforce. The increase in gross margin from professional services was offset by lower margins on the hardware portion of a network upgrade project.

Operating results reflect a committed level of marketing and business development expenses in support of executing our branding and growth strategies for Daou in the healthcare IT market. During the first nine months of 2003, sales and marketing expenses decreased 6%, or $200 thousand, to $3.4 million compared to $3.6 million in the nine months ended September 30, 2002.

General and administrative expenses decreased 17%, or $1.1 million, to $5.5 million for the nine months ended September 30, 2003 from $6.6 million for the nine months ended September 30, 2002. General and administrative expenses for the nine months ended September 30, 2002 included certain one-time, non-recurring expenses related to the relocation in 2002 of our corporate offices and other employment related matters, which were not incurred in 2003. The reduction in general and administrative expenses for the nine months ended September 30, 2003 was also due to savings in employee-related and facilities costs as a result of our previously disclosed actions taken in December 2002, as well as the realization of refunds of franchise taxes and other administrative costs.

In the third quarter of 2003, we were able to reduce our obligations relating to unused office space resulting in the reversal of $252 thousand of previously expensed restructuring charges. The amount has been recorded as a restructuring credit in the statement of operations as the original provision was recorded as a restructuring expense in the period in which the charge was recorded.

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

The income tax provision recorded in the current year is due to alternative minimum taxes.

Liquidity and Capital Resources

On September 30, 2003, we had working capital of $15.4 million, an increase of $2.5 million from $12.9 million on December 31, 2002. For the nine months ended September 30, 2003, net cash used in operating activities was $700 thousand compared to $2.9 million for the nine months ended September 30, 2002. The use of cash during the period was primarily due to a reduction of current liabilities and an increase in accounts receivable. Days Sales Outstanding (“DSO”) were 87 for the third quarter of 2003, compared to 93 for the third quarter of 2002. Contract work in progress increased to $3.0 million at September 30, 2003 from $2.1 million at December 31, 2002. Daou had no bank debt or outstanding lines of credit at September 30, 2003.

On July 28, 2003 we entered into a 65 month lease, commencing on December 1, 2003 to relocate our Kensington, Maryland office location to Chevy Chase, Maryland. The move is expected to provide Daou an improved image and easier access for our government and government subcontractor clients. We expect to spend approximately $630 thousand in the fourth quarter of 2003 in leasehold improvements and other moving costs, offset by an agreed upon amount of $461 thousand in construction allowances with the landlord.

Although Daou has an accumulated deficit as of September 30, 2003, we believe that our available funds together with anticipated cash from operating activities will be sufficient to meet our foreseeable operating and capital requirements. However, our cash requirements may vary materially from those now planned due to many factors, including, but not limited to the scope, timing and changes in existing and potential relationships with business partners, the cost and timing of executing sales and marketing activities, the timing of commencement and completion of large projects, market acceptance of new products or services, competing technological and market developments, and other factors. We may sell additional equity or debt securities or obtain credit facilities. The sale of equity securities or issuance of equity securities in future acquisitions would result in dilution to our stockholders and the incurrence of debt could result in interest expense. However, there can be no assurance that we will be able to sell additional equity or debt securities, or be able to obtain financing on acceptable terms, if at all.

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

Restructuring Charges

In prior years, we have recorded reserves in connection with our restructuring program. These reserves include estimates pertaining to the reduction in employee headcount and the costs of exiting facilities and unused equipment. Although we do not anticipate significant changes, the actual costs may differ from the estimates recorded. When such a situation occurs, we record the reversal of the previously established accrual as a restructuring credit in the statement of operations.

Litigation

As disclosed in Item 1, Note 10 of our financial statements, we are currently involved in legal proceedings regarding shareholder litigation and other general legal proceedings. Although the ultimate outcome of the matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse effect on the Company’s business, results of operations or financial condition; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company’s business, results of operations or financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company, which is required to be included in its periodic filings with the Securities and Exchange Commission.

(b) Changes in Internal Controls Over Financial Reporting. The evaluation referred to in paragraph (a) of this Item did not identify any change in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, the Company is a party to certain pending litigation and arbitration matters. There have been no material developments in these matters during the quarter.

The Company believes that the allegations set forth in such matters are without merit, and the Company intends to defend against these lawsuits vigorously. No assurance as to the outcome of these matters can be given, however, and an unfavorable resolution of these matters could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

(b) Current Reports on Form 8-K.

The registrant filed or furnished the following current reports on Form 8-K during the quarter covered by this report:

Form 8-K (item 12), filed on July 11, 2003, covering the repurchase of 300,000 shares of the Company’s common stock in private transactions with its President and Chief Executive Officer and its former Chief Financial Officer.

Form 8-K (item 2), filed on August 7, 2003, covering a press release announcing the Company’s financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 14, 2003

Daou Systems, Inc.

By:	/s/ Daniel J. Malcolm
Daniel J. Malcolm
Chief Executive Officer and President

By:	/s/ John A. Roberts
John A. Roberts
Acting Chief Financial Officer and Secretary (principal financial and accounting officer)