Form 10-K
period 2003-12-31
DAOU SYSTEMS INC
filed 2004-03-30
CIK 1003989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.: 0-22073

DAOU SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0284454
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

412 Creamery Way, Suite 300, Exton, Pennsylvania	19341
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 578-3268

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of share the Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was $10,799,825.

As of March 15, 2004, the number of issued and outstanding shares of the Registrant’s Common Stock was 21,636,044.

Portions of the registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K. If the Proxy Statement is not filed with the Securities and Exchange Commission in definitive form prior to April 30, 2004, the registrant intends to amend this report to include information omitted from Part III hereof.

PART I

CAUTIONARY STATEMENT

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of Daou Systems, Inc. (“Daou”). You should not place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “hope”, “believe,” “think”, “expect,” “intend”, “plan” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, you should carefully review various risks and uncertainties identified in this report, including the matters set forth under the captions “Risk Factors” and in Daou’s other SEC filings. These risks and uncertainties could cause Daou’s actual results to differ materially from those indicated in the forward-looking statements. We do not undertake any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Item 1:    Business.

General

Daou provides integrated information technology (“IT”) solutions and services to the U.S. healthcare industry. Since 1987, we have provided IT services to approximately 1,600 customers, including many of the nation’s hospitals, top 100 integrated delivery networks (“IDNs”), government healthcare organizations, health plans, insurance companies and managed care organizations. Our focus is on providing healthcare organizations with cost effective solutions to extend the useful life of legacy systems through the integration of emerging technologies and applications. By unlocking the potential of their existing systems to support emerging technologies to stay competitive, and then implementing those technologies in a rapid, affordable way that delivers results, we are helping healthcare organizations solve their biggest IT challenge. Our services include infrastructure and network services, application implementation and support, application development and integration of internet-based services, management consulting, and advanced technologies. As of March 15, 2004, we had 163 employees.

We remarket certain third-party applications and solutions, such as portals, through business partners. We sell no proprietary hardware, although our network solutions may include the resale of certain third-party products. Through extensive research and our payer and provider CIO Forums and Advisory Boards, we have the opportunity to fine-tune our strategic plans and service offerings with influential healthcare executives. Daou’s operating philosophy is to meet or exceed the customer’s objectives and to pursue excellence in every area in which our professional staff works.

Daou Systems, Inc. was originally incorporated in California on July 16, 1987 and was reincorporated in Delaware on November 15, 1996. Our principal executive offices are located at 412 Creamery Way, Suite 300, Exton, Pennsylvania 19341. You may contact us by telephone (800.578.3268), by facsimile (610.594.7683) or by e-mail (info@daou.com).

We maintain a website where information concerning our business can be found. The address of our Internet website is http://www.daou.com. We provide a link on our website, under Investor Relations, to our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports. These documents are generally available on the same day they are electronically filed with or furnished to the Securities and Exchange Commission. The information available on or through our website is not a part of this or any report we file with or furnish to the SEC.

In addition, Daou’s Board of Directors has adopted a Code of Business Conduct and Ethics for all Company directors, officers and employees. The Code of Business Conduct and Ethics is posted on Daou’s website (www.daou.com). This document is also available in print form to any shareholder who requests it. Requests should be sent to Investor Relations at Daou Systems, Inc., 412 Creamery Way, Suite 300, Exton, Pennsylvania 19341.

Customers

We provide IT services to many of the nation’s hospitals, top 100 integrated delivery networks, government healthcare organizations, health plans, insurance companies and managed care organizations. As a “trusted advisor” to leading organizations in the payer/insurer segment of the market, we provide consultative services to health maintenance organizations (“HMOs”), health insurers, Blue Cross and Blue Shield plans and independent practice associations. Our provider customers include hospitals, IDNs, medical groups, academic medical centers, physician groups and ancillaries. In addition, we provide IT services to government healthcare organizations, third-party administrators, medical services organizations, service vendors, software vendors and hardware vendors. We believe that our key competitive advantage is our core understanding of our client’s complex healthcare environment based on our extensive knowledge and experience in the healthcare industry. All or substantially all of our revenues for the past three years have been derived from customers in the United States.

Services

We focus exclusively on healthcare IT and have diverse technical resources. We design and implement solutions to help healthcare organizations navigate the intersection of legacy systems with emerging technologies, such as web portals, wireless and other portable computing solutions. We believe that this offers our customers a combination of healthcare-familiar and practice-driven technology experts that factor in how each individual project works within the customer’s IT strategic plan. In addition, our healthcare engineers and technicians are experienced with many types of technology, such as integration, software application development, networking, interfacing, database management, data security and help desk consulting. We work with clients to provide real-world solutions that work with their clinical and business processes. We provide services through two practice groups: commercial healthcare and government healthcare.

Commercial Healthcare

Daou’s commercial healthcare practice serves both the health delivery and the payer segments of the industry. We believe that the healthcare industry faces a variety of challenges, including lower reimbursements, rising premiums, increased physician demand for clinical transformation and integration, and the need to improve quality of care and information management processes without harming financial performance.

We seek to position Daou as a company with the know-how to help our customers out of the dilemma that faces so many healthcare organizations today—organizations that can’t afford to replace their legacy systems, and can’t afford not to. Many organizations are unable to afford multi-million dollar system replacements/upgrades proposed by large software application vendors.

We believe that our healthcare domain expertise, vision, applications and technology, and customer service position Daou to better serve the commercial healthcare IT field in the following areas:

•	Infrastructure—Assessment, Design and Implementation

•	Application Implementation and Support

•	Application Development and Integration

•	Management Consulting

•	Advanced Technologies

Daou’s infrastructure services are focused on two vital components of a healthcare organization’s infrastructure: the information technology itself and the experts who manage it. We assist the healthcare marketplace in the assessment, design, implementation, integration and support of legacy and emerging network services and systems. We provide solutions in key areas, including servers/directories, security, wireless and desktop. The success of our infrastructure services emanates from our core understanding of the client’s complex healthcare environment. Our primary focus is in helping clients extend the value of legacy systems and enabling them to work with emerging technologies, such as web portals, wireless and other portable computing devices. We support healthcare organizations in all stages of infrastructure design and implementations, from the requisition and purchase of hardware to the installation and support of turn-key data networks.

Our infrastructure consultants evaluate the customer’s computer network system and provide recommendations for new network capabilities and capacity on an ongoing basis consistent with the evolving needs and strategy of the customer. In addition, we evaluate hardware and software options, interpret research and development results, update existing network designs and research specific products and technologies of interest to customers. We provide additional technical personnel to customers during periods of peak network requirements to accommodate and assist in network upgrade implementation or to accommodate the anticipated or unanticipated need for additional technical staff.

The engagement period for infrastructure design and implementation services generally ranges from three to nine months, although certain projects have required a year or more for completion, and varies depending on the size and complexity of the implementation project. Services are generally performed on a time and expense basis and billed semi-monthly or monthly. Certain projects, generally those with significant hardware components, are performed on a fixed-fee basis, with revenue recognized as services are performed.

In the area of long-term infrastructure solutions, we offer on-site management services that are designed to maintain the effective performance of a customer’s computer network system. As healthcare IT systems become more complex, organizations are experiencing difficulties in hiring, training and retaining information technology professionals who can maintain the performance and functionality of their advanced systems. Accordingly, healthcare organizations have begun to outsource certain functions of their information systems departments. We will work with the customer to assess the appropriate staffing needs to maintain and support its computer network system. We will place our employees on-site on a full-time basis to provide network support services and ongoing training of the customer’s internal staff. We generally provide these services in multi-year engagements on a fixed-price basis, with revenue recognized over the term of the agreement.

Daou’s vendor-certified application implementation and support teams have helped many of the nation’s largest payer and provider organizations successfully implement and support applications from The TriZetto® Group, Epic Systems, McKesson Corporation, QCSI, Siemens Medical Solutions Health Services, CSC and many others. We are proficient in many of the most frequently used healthcare applications for both the payer and provider markets. Together with our provider sector experts, we have assisted over 750 payer and provider organizations to implement software applications solutions.

We have developed a rigorous, cost-effective methodology that drives on-time, on-budget implementations. Our application implementation and support services include:

•	Transition Services. Migrating from one system to another is far more complex than simply turning one computer on and one off on a specified date. The process of change, or transition, to a new methodology begins with the elemental recognition that a new system or process is needed. How well an organization navigates through the change of an implementation will determine the success of the project. For two decades, we have helped clients transition their organizations through the myriad changes system migration engenders. And, because transition involves nuances of organizational development and communication with stakeholders at all levels, the nuances must be managed prudently.

•	Application Technical Support. The overlapping departmental and organizational responsibilities in healthcare require innovative technical solutions to manage and communicate data effectively. Our technical application support specialists plan and implement solutions related to system and data conversions, custom interface development, integration engine support, data extracts and e-commerce services, report writing and automated document production and distribution.

•	Application and Operational Systems Support. Work doesn’t stop at the end of the implementation. Changing operational environments, new business needs, additional regulatory requirements and even changes in personnel create perpetual challenges. Our operational and application support specialists help our customers leverage their initial investment to create ongoing returns. We focus our efforts in areas where technology and operations often meet, including system and personnel transition management, system evaluation and improvement, operational evaluation and improvement, application modification and support, interim business office management/model office and data consolidation and preparation.

•	Application Procurement. We provide expert assistance in system selection, and we guide clients through the five critical stages of a successful procurement effort: 1) Planning; 2) Requirements Definition; 3) Vendor Evaluation; 4) Contract Negotiations; and 5) Pre-Implementation Planning.

•	Application Implementation Services. A system implementation consists of more than just converting files, installing programs and plugging in equipment. Knowledge of the process, including timelines, approach, resource selection and key project strategies, is critical to project success. Our implementation teams include project managers, configuration strategists, configuration analysts and other specialized support personnel, all with broad implementation experience and deep knowledge of the methodology necessary to make the process go smoothly.

•	Knowledge Management/Reporting Services. From key management performance indicators to the detail data on a specific contract or business arrangement, it is critical to optimize an organization’s data to meet its strategic business needs. Timely, accurate, accessible data is indeed a universal business requirement, and yet many organizations are challenged to make this a reality. Daou has assisted many clients in the last 20 years through development of strategy, system selection, implementation and deployment, and report development.

•	Project Management. Implementation project management is the initiation, continued driving and persistent follow-up of all activities and tasks throughout the continuum of the project lifecycle: Planning/Orient/Design, Load/Development, Test/Train, Go Live and Post-implementation. Three key areas of focus are: planning, people management and subject knowledge. We understand healthcare needs in all these areas, and work closely with clients to deliver projects that consistently meet management’s goals.

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

Daou’s management consulting know-how helps organizations meet the many challenges surrounding increasing competition, growing member and patient service demands, expanding regulatory requirements and the confusing horizon of emerging technologies. We provide solutions through key consulting services that include: strategic IT planning, security and privacy consulting, including readiness assessment, planning and remediation related to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), eHealth and mHealth strategic planning, system procurement and transition management.

In the area of general consulting, our most senior consultants provide counsel on business process improvement, business strategy and critical management problem solving, planning, and procurement of medical management care systems, hospital systems and management systems. The engagement period for management consulting services typically averages three to six months, but varies depending on the size and complexity of the project.

Daou’s advanced technology team is focused on providing Web connectivity solutions that enable healthcare organizations to achieve an enterprise wide platform that integrates their disparate assortment of legacy networks and application systems. We couple our know-how with specialized technologies to provide Web services, single sign-on capability, advanced security, and mobile health on a single web operating platform designed for multiple portal solutions (i.e., Provider, Patient, Employee, and Community).

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

In addition to offering those services provided by our commercial healthcare practice, our government healthcare services include:

•	Custom Programming. We provide instrument interfaces, specialized reporting requirements, web-enabled, back-end systems allowing real-time results and support for legacy and “sunsetted” systems.

•	System Integration Engines. We are experienced in optimizing leading system integration engines and opening up MUMPS-based systems to current or emerging technologies through our proprietary integration engine.

•	Conversions and Upgrades. Fulfilling reporting requirements through data extraction, cleansing and scrubbing for warehouses and relational databases.

By developing interfaces, implementing existing interfaces, Web-enabling a system, or migrating data to more compatible systems, our government healthcare practice provides federal healthcare systems with low-cost methods of sharing data between legacy systems, on-line transaction processing systems, and off-the-shelf applications, regardless of technology platform or location. In addition, our capabilities include building and supporting the M/MUMPS-based systems typically used by government-run healthcare organizations. The group’s consultants are experienced in healthcare information systems such as CHCS, VistA and RPMS.

The engagement period for these services generally ranges from nine to twelve months, but varies depending on the size and complexity of the project. Services are typically invoiced semi-monthly or monthly on a time and expense basis.

Recruiting and Training of Technical Employees

We dedicate significant time and resources to recruit, train and retain qualified technical personnel. Our technical personnel include consultants, engineers and technicians providing healthcare IT consulting, managed care systems implementation, application implementation and support, application development and integration, communications infrastructure, outsourcing, Internet and emerging technology services. We use both internal and external recruiters to attract technical personnel.

Our technical personnel undergo extensive training and certification from leading healthcare, technology and integration vendors such as: Siemens Medical Solutions, McKesson Corporation, Eclipsys, Cerner, Epic, IDX, TriZetto, PerSe, QCSI, Microsoft, Cisco, Marconi, Nortel, Novell, Checkpoint, Citrix, Sun Microsystems, HP, Compaq and SeeBeyond. In addition, we are a member of leading technological forums and organizations, including HIMSS and CHIME.

We believe that our future success will depend in large part on our ability to hire, train and retain qualified technical personnel who together have expertise in a wide array of sophisticated IT solutions and a broad understanding of the healthcare payer and provider organizations that we serve. Competition for qualified technical personnel is intense and is expected to increase. Consequently, there can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to hire, train and retain a sufficient number of qualified technical personnel, our ability to adequately manage and complete our existing projects or to obtain new projects could be impaired. This could have a material adverse effect on our business, financial condition and results of operations. See “—Risk Factors—Loss of Key Personnel Could Adversely Affect Our Business; —Our executive management team is in transition; —We do not have employment agreements with most of our key business managers.”

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

Sales and Marketing

We seek to establish long-term relationships with our customers by providing a high level of service and by becoming a trusted advisor to information technology executives and their operational staffs. We focus our sales and marketing efforts on the CIOs and other technology decision-makers of hospitals, IDNs, government healthcare organizations and their prime contractors, managed care and insurance companies and other healthcare provider organizations. To develop new business opportunities, we rely on our reputation in the marketplace, the personal contacts and networking of our professionals, our promotional events including Daou CIO Forums and national, industry conferences such as HIMSS, our relationships with business partners and the various programs of our marketing department. We also receive sales leads directly from consultants, value-added resellers, and product and service vendors.

The principal objectives of our marketing department are to increase Daou’s market presence, provide strategic direction and generate sales leads. We receive valuable feedback from our customers, Advisory Boards, CIO Forums, and outside advisors. Based on this feedback, our marketing program positions Daou as a thought leader in healthcare information technology with application, infrastructure, and integration expertise and the know-how to make information technology work for healthcare organizations. We believe that Daou is well positioned to serve the growing demand for application and technology solutions that extend the useful life of legacy systems and integrate them with emerging technologies.

We have entered into marketing agreements with certain third party vendors to market our services to their respective customer bases, and we intend to pursue additional marketing agreements and alliances as part of our marketing plan and business development efforts.

Daou CIO Forums, Advisory Boards, and Public Relations

As a supplement to our direct selling efforts, the marketing department has developed advertising campaigns, tradeshow participation, public relations programs, marketing research and communications and sales presentation materials. Public speaking engagements and the publication of technical articles and reports directed to the healthcare information technology industry enhance our marketing efforts and strengthen our thought leadership position. We also continue to develop our presence on the Internet through our corporate website and online advertising.

The Company continued to invest in the CIO Forum program (launched in 2002), holding six Forums in 2003 in major cities across the country which brought together over 100 CIOs in one-day educational sessions addressing key issues, trends, challenges and opportunities within the industry. The Forums consistently receive high quality ratings from participants, and generate new sales opportunities. Based on the insights garnered from two years of Forum seminars, Daou published a CIO briefing paper, The Pulse of the Industry, that is shared with CIO Forum participants and editors of leading HIT publications. The Pulse of the Industry is available to the public through www.daou.com. CIO Forum participants are reimbursed for lodging and meal expenses incurred in connection with attendance at a CIO Forum.

Daou maintains two distinct Advisory Boards which are non-governing bodies comprised of CIOs from leading healthcare provider organizations (Daou Provider Advisory Board), and CIOs from organizations within the payer segment (Daou Payer Advisory Board). The Advisory Boards meet semi-annually to provide advice on issues and trends in the healthcare industry and emerging technologies, as well as to provide strategic direction and feedback regarding our current and future services. Daou brought the two boards together for the first time in the fall of 2003. The meeting was noteworthy for facilitating dialogue between two groups of HIT executives who typically do not interact with one another in their professional domains. The dialogue provided Daou with new strategic considerations regarding payer/provider interfaces. Members of an Advisory Board are reimbursed for travel, lodging and meal expenses incurred in connection with attendance at an Advisory Board’s sessions.

Daou invested in a public relations effort to establish thought leadership in strategic areas (including mobile health and web services) through published articles in leading industry publications. Daou issued 17 press releases in 2003 announcing new contracts, initiatives, and strategic programs; the successful completion of long-term projects; and key organizational changes. The Company was covered in approximately 26 articles and was quoted or referenced in 54 print and online publications. We intend to continue our public relations initiatives throughout 2004.

Intellectual Property and Proprietary Information

Our ability to compete effectively depends in part on our intellectual property and proprietary information, including our proprietary methodologies, best practices, research, tools, information systems, databases and other information and procedures. We rely on a combination of copyright laws, non-disclosure agreements and other confidentiality procedures to protect Daou’s intellectual property and proprietary information. However, these protections may not be sufficient, and they do not prevent independent third-party development of competitive products or services. See “—Risk Factors—Any failure or inability to protect our technology and confidential information could adversely affect our business.”

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

Many of our competitors have significantly greater financial, technical and marketing resources and greater name recognition than we do. Our competitors include:

•	consulting firms such as First Consulting Group, Inc., and Superior Consultant Holdings Corporation;

•	the consulting divisions or former affiliates of the major accounting firms;

•	healthcare information technology companies such as The TriZetto Group, McKesson Corporation and Siemens Medical Solutions;

•	systems integrators such as Science Applications International Corporation, Electronic Data Systems Corporation and Perot Systems Corporation;

•	health care portal companies and network equipment vendors.

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

There can be no assurance that we will be able to compete successfully against current and future competitors. In addition, most of our customers have internal IT support and service capabilities and could choose to satisfy their needs through internal resources rather than through outside service providers. As a result, any decision by our customers or potential customers to perform IT services internally or choose one of our competitors could have a material adverse effect on our business, financial condition and results of operations. See “—Risk Factors—We operate in highly competitive markets.”

Employees

As of December 31, 2003, we employed 204 technology and support professionals involved in infrastructure and network services, application implementation and support, application development and integration, management consulting, strategic outsourcing, sales and marketing, business development, information technology, finance and accounting, human resources, company leadership and administration. We use internal and external recruiters for the hiring of our technical and support professionals. We also have an internal referral bonus program throughout the organization to encourage employees to refer or recommend qualified professionals to join us. Referring employees are rewarded with a bonus for each candidate hired by us. Our employees are not represented by a labor union.

We plan to reduce our overall workforce by March 31, 2004 by an aggregate of approximately 25%, due to the previously announced closing of the Daou Technology Center and reduced demand for our professional services in the payer and government markets, and the resulting realignment of our overhead personnel.

Risk Factors

An investment in Daou’s Common Stock involves a high degree of risk. You should carefully consider the following risk factors and warnings. The risks described below are not the only ones facing us. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment. You should also refer to the other information set forth in this report, including our Financial Statements and the related notes.

Many factors may cause our revenues, operating income and cash flow results to fluctuate and possibly decline.

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

•	our efforts to achieve a successful sales program and to secure and deliver new customer contracts at the budgeted rate;

•	industry spending patterns and market conditions that may affect adversely the buying decisions of our current and prospective customers;

•	the long sales cycle in obtaining new customers and larger contracts;

•	the timing and extent of employee training or the loss of key employees or executive officers;

•	increased competition and pricing pressure;

•	government regulations;

•	the reduction in size, delay in commencement, interruption or termination of one or more significant projects;

•	the loss or termination of business relationships with software/hardware vendors, hospital groups, health plans or government agencies;

•	the failure to estimate accurately the resources required to complete new or ongoing projects, including increased labor costs due to delays in project delivery schedules;

•	the commencement or completion during a quarter of one or more significant projects;

•	variations in the product or professional service content of our projects;

•	the development and introduction of new services;

•	the continued effect of acquisitions, including additional administrative staffing and other increased infrastructure requirements to integrate the newly acquired companies; and

•	the effect of negative publicity relating to our litigation and operations.

Accordingly, we believe that quarter-to-quarter comparisons of operating results for preceding quarters are not necessarily meaningful. You should not rely on results of any one quarter as an indication of our future performance.

We have a history of losses and our future profitability is uncertain.

We incurred losses in each year from 1997 through 2002. As of December 31, 2003, we had an accumulated deficit of approximately $38 million. Although we were profitable in 2003, our ability to maintain profitability is dependent on a number of factors, including our ability to secure new and maintain existing customers, the development and introduction of new services, industry spending patterns and market conditions and our ability to manage project risks. The markets in which we compete are highly competitive, and we may not be successful in increasing our market presence, growing our business or achieving profitability. As a result, we are unable to predict accurately whether there will be, and the extent of, any future losses.

We depend on a small number of large customers to provide a significant portion of our revenue.

We receive a significant portion of our revenue from a relatively small number of large customers, some of whom operate under a single contract. From year to year our largest customers may not be the same organizations. A majority of our customers are able to reduce or cancel their use of our services before the end of the contract term, subject to certain monetary penalties. If these customers terminate or modify existing contracts or experience business difficulties, it could materially and adversely affect our revenue and earnings. Delays in reassigning staff and the resulting under-utilization of these employees would negatively impact our operating results and financial condition. As a percentage of total net revenue, our five largest customers accounted for approximately 41% for the year ended December 31, 2003, 32% for the year ended December 31, 2002, and 33% for the year ended December 31, 2001.

A substantial majority of our operating expenses are fixed.

Though our revenue fluctuates from quarter to quarter, the substantial majority of our operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed.

Accordingly, a variation in the timing of the commencement or completion of customer projects or contracts may cause significant variations in operating results from quarter to quarter and could result in losses for a particular quarter. In addition, an unanticipated delay or termination of a major project or contract, or a series of smaller projects or contracts, could require Daou to maintain or terminate under-utilized employees, which could result in higher than expected expenses during a quarter.

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

The implementation cycles for our network implementation, software application implementation, Web portal and outsourcing projects generally require a significant commitment of resources by Daou and by the customer. The length of time required to complete a project may depend on many factors outside of our control. In some instances, projects have been prolonged substantially as a result of delays attributable to customers. Any delay or failure to receive payment for our services after expending significant time, effort and resources could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to deliver services on a timely and cost-efficient basis, our business, financial condition and results of operations could be materially and adversely affected.

New technologies or industry standards could render our services obsolete or unmarketable.

We receive a significant portion of our revenue from projects based on complex healthcare applications and computer networks. The markets for software applications and computer network products and services are continuing to develop and are characterized by rapid change, including emerging technologies. If we fail to meet the changing demands of technology, we may not continue to be able to compete successfully with other providers of software applications and technology solutions.

Our success depends on our ability to offer services, products, and skilled and competent professionals to keep pace with continuing changes in technology, evolving industry standards and the changing preferences of our healthcare customers.

We cannot make assurances that products, systems, methodologies, or technologies developed by third parties will not render one or more of our services noncompetitive or obsolete.

We could lose customers and revenue if we fail to manage project risks or performance standards.

Many of our service agreements contain performance standards or deliverables. Some of our contracts with customers permit termination in the event our performance is not consistent with service levels specified in those contracts. Our failure to perform services that meet customers’ expectations may result in not getting paid for services rendered. Further, if customers are not satisfied with our level of performance, our reputation could be damaged and our ability to attract new business may be materially and adversely affected.

Our insurance coverage may not be sufficient to cover potential claims.

Although we maintain errors and omissions insurance, there can be no assurance that such insurance coverage would adequately cover any claims asserted against us. Consequently, these potential claims could have a material adverse effect on our business, financial condition and results of operations. For example, any failure by our computer network systems to provide accurate, reliable and timely information could result in claims against us. We are also subject to claims by customers for actions of our employees which may have caused damages to customers’ businesses or otherwise.

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

Our business strategy depends in large part on the services of our key management and highly skilled healthcare technology professionals. Our business also requires that our employees learn and implement the latest technical applications and innovations for our customers. Our continued ability to compete effectively in our business depends on our ability to attract, retain and motivate these individuals. We experience turnover among our technical personnel due in part to the significant time and travel demands and increased competition for their services. Any inability to hire, train and retain a sufficient number of qualified personnel could impair our ability to adequately manage and complete our existing projects or to obtain new customers and projects.

Our executive management team is in transition.

In December 2002, we named Daniel J. Malcolm as our Chief Executive Officer. In January 2003, we named Vincent K. Roach as our Executive Vice President, Commercial Operations and announced the resignation of Neil R. Cassidy, Chief Financial Officer (effective the second quarter of 2003.) In June 2003, we hired John A. Roberts as our new Chief Financial Officer. John Peterson was named Vice President and General Manager, Government and Integration Services in April 2003. This transition of management personnel may adversely affect our operating performance, given the time required for new senior personnel to assimilate and manage effectively our business operations.

We do not have employment agreements with most of our key business managers.

We do not have employment agreements with most of our key personnel or management team. The loss of services from one or more of our management or key personnel, or the inability to hire additional management or key personnel as needed, could have a material adverse effect on our business, financial condition and operating results. We also may not be able to enforce non-compete agreements, thereby losing business to competitors. In addition, we expect to further grow our operations and our needs for additional management and key personnel may increase.

Our success depends on our key vendors and partners.

We depend on our software application and product vendor relationships. If our software application or product vendors terminate or modify existing contracts or experience business difficulties, or if we are unable to establish new relationships with additional software application or product vendors, our business could be harmed. We depend, and will continue to depend, on our business relationships with third-party software application and product vendors. Our success depends significantly on our ability to maintain our existing relationships with our vendors and to build new relationships with other vendors in order to enhance our services and application offerings and remain competitive. We cannot assure you that we will be able to maintain relationships with our vendors or establish relationships with new vendors. We cannot assure you that the software, products or services of our third-party vendors will achieve or maintain market acceptance or commercial success. Accordingly, we cannot assure you that our existing relationships will result in sustained business partnerships, successful product or service offerings or the generation of significant revenue or profits for us.

We do not have exclusive arrangements with our software application and product vendors.

Our arrangements with third-party software application and product vendors are not exclusive. We cannot assure you that these third-party vendors regard our relationships with them as important to their own respective businesses and operations. They may reassess their commitment to us at any time and may choose to develop or enhance their own competing distribution channels and product support services. If we do not maintain our existing relationships or if the economic terms of our business relationships change, we may not be able to license and offer these services and products on commercially reasonable terms or at all. Our inability to obtain any of these licenses could delay service development or timely introduction of new services and divert our resources. Any such delays could materially and adversely affect our business, financial condition and operating results.

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

We may be unable to manage our future growth and restructured business.

Some of our service lines have experienced periods of rapid growth, and we have restructured in recent years. This growth and restructuring have placed, and may continue to place, significant demands on our managerial, operational and financial resources. In addition, in order to manage any future growth, we must continue to improve and expand our management, operational and financial systems and controls, including quality control and delivery and service capabilities. If we are unable to manage our growth or restructuring effectively or are unsuccessful in recruiting or retaining personnel, it could have a material adverse effect on our business, financial condition and operating results.

The consolidation and changing economic environment of the healthcare industry may negatively impact revenue.

We receive substantially all of our revenue from customers in the healthcare industry. Consequently, our business is vulnerable to changing conditions affecting this industry. Many healthcare provider and payer organizations are combining through affiliation and consolidation to create larger organizations with greater regional market power and are forming affiliations for purchasing products and services. This consolidation could reduce our target market and result in the termination of customer contracts. In particular, some of our customers have scaled back or terminated their relationship with us following their acquisition, and this trend may continue in the future. Moreover, consolidated enterprises or affiliated enterprises may try to use their greater bargaining power to negotiate reductions in the amounts paid to us for services we perform. Any reduction in the size of our target market or failure to maintain adequate price levels could materially and adversely affect our revenue and financial condition.

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

We offer a portion of our services on a fixed-price, fixed-time frame basis, rather than on a time-and-expense basis. Consequently, we bear the risk of cost over-runs in connection with these projects. If we fail to estimate accurately the resources and time required for a project or fail to complete our contractual obligations within the committed fixed-time frame, there could be a material adverse effect on our business, financial condition and results of operations.

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

As of March 15, 2004, Daou’s executive officers, directors and their affiliates beneficially owned approximately 42% of the outstanding shares of common stock. As a result, these stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may delay or prevent a change in control of Daou.

Our common stock price is subject to wide fluctuations in value and significant volatility.

Based upon the historical performance of our common stock, we anticipate that the future price of our common stock may be subject to wide fluctuations because of announcements of:

•	impacts relating to our financing/capital structure;

•	quarterly fluctuations in our operating results;

•	new customer contracts or services by Daou or our competitors, or the loss of a large customer;

•	negative publicity relating to litigation against Daou;

•	changes in our pricing policies or those of our competitors;

•	strategic relationships or acquisitions;

•	general conditions in the market for healthcare IT services;

•	healthcare industry and general market conditions, including HIPAA developments; and

In addition, in recent years, the stock market in general and the shares of technology companies in particular have experienced extreme price fluctuations. Fluctuations in the price of our common stock may be disproportionate or unrelated to our operating performance.

Provisions of our certificate of incorporation, bylaws, and Delaware law could deter takeover attempts.

A number of provisions of Delaware law and our certificate of incorporation and bylaws could delay, defer or prevent a change in control of Daou and could limit the price that some investors might be willing to pay in the future for shares of our common stock. These provisions:

•	prohibit us from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless specific conditions are met;

•	permit our board of directors to issue shares of preferred stock without stockholder approval on the terms as our board may determine;

•	provide for a classified board of directors;

•	eliminate the right of our stockholders to act by written consent without a meeting;

•	require advanced stockholder notice to nominate directors and raise matters at the annual stockholders meeting;

•	do not permit cumulative voting in the election of directors; and

•	allow for the removal of directors only with cause, and only by a two-thirds vote of our outstanding shares.

Future sales of our common stock could adversely affect the price of our common stock and our ability to raise additional equity capital.

The sale of substantial amounts of our common stock in the public market, the prospect of these sales or the sale or issuance of common stock or securities convertible into or exercisable for common stock could affect adversely the market price of our common stock.

As of December 31, 2003, we had 13,473,044 shares of common stock reserved for future issuance, as follows: 2,750,000 shares upon conversion of the 2,181,818 outstanding shares of Series A convertible preferred stock plus accrued dividends, 3,540,000 shares upon exercise of warrants, 6,278,896 shares upon exercise of stock options and 904,148 shares reserved for issuance under our Employee Stock Purchase Plan. See Item 7 “Liquidity and Capital Resources” and Note 8 of the notes to our audited financial statements as of December 31, 2003 for more information relating to our preferred stock, common stock, warrants and stock options.

Item 2:    Description of Properties.

Daou leases the following office space for our principal administrative operating and support facilities:

Location	Approximate Square Footage	Expiration	Principal Use
Chevy Chase, MD	12,000	April 2009	Operating and support facilities
Alexandria, VA	17,000	May 2005	Operating and support facilities(1)
Exton, PA	13,000	March 2009	Corporate Office Facility
Kensington, MD	11,000	February 2004	Operating and support facilities
Indianapolis, IN	6,000	April 2002	Operating and support facilities
Alexandria, VA	4,000	June 2005	Operating and support facilities(1)
Indianapolis, IN	4,000	February 2004	Operating and support facilities

(1)	Portions of the property have been subleased.

We continually evaluate the adequacy of our existing facilities and believe that our current and planned facilities will be adequate for the next twelve months.

Item 3:    Legal Proceedings.

IN RE DAOU SYSTEMS SECURITIES LITIGATION

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, four separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. On October 15, 2002, the Court granted the Company’s Motion to Dismiss the class action complaint, with prejudice. The plaintiffs timely noticed appeal and filed their Appellants’ Brief with the Ninth Circuit Court of Appeal on April 9, 2003. On July 2, 2003, the Company filed its Respondents’ Brief and Cross-Appeal. The Cross-Appeal challenges the trial court’s failure to assess whether the complaint complied with applicable pleadings standards. After the Appeal and Cross-Appeal were fully briefed, oral arguments were heard before a panel in February 2004. The Company is currently awaiting the court’s decision, which is expected after the second quarter 2004.

As background, a group of shareholders were appointed the lead plaintiff in this federal litigation, and they filed a second amended consolidated class action complaint on January 21, 2000. Their second amended complaint realleges that the Company improperly used the “percentage-of-completion” accounting method for revenue recognition. Claims are pleaded under both the 1933 Securities Act (relating to the Company’s initial public offering) and section 10b of the 1934 Securities Act. The complaint was brought on behalf of a purported class of investors who purchased the Company’s Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts. A Motion to Dismiss the second amended consolidated class action complaint was filed on February 22, 2000. On March 27, 2002, the Court granted the Motion but extended to plaintiffs the opportunity to file a Third Amended Complaint. The plaintiffs filed their Third Amended Complaint on May 16, 2002, to which the Company responded with another Motion to Dismiss. The Motion was filed on June 24, 2002 and challenged the legal sufficiency of the allegations. As noted above, on October 15, 2002, the Court granted that Motion, this time with prejudice. On October 7, 1998 and October 15, 1998, two separate complaints were filed in the Superior Court of San Diego County, California. These state court complaints mirror the allegations set forth in the federal complaints. They also assert claims for common law fraud and the violation of certain California statutes. As with their federal counterparts, they do not allege specific damage amounts. On April 1, 1999, a Consolidated Amended Class Action was filed on behalf of the same state court plaintiffs, and this new complaint alleges the same factual basis as is asserted in the federal litigation. The state litigation pleads claims for fraud and violations of certain California Corporation Code provisions. By stipulation of the parties and order of the court, this state court litigation was stayed pending the outcome of the motion to dismiss the federal lawsuits as well as the resulting Appeal and Cross-Appeal. The Company believes that the allegations set forth in the federal and state complaints are without merit, and the Company intends to defend against these lawsuits vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company’s business, results of operations, and financial condition.

DICKSON V DAOU SYSTEMS, INC. ET AL

On February 27, 2002, a Complaint was filed against certain of the Company’s former officers and directors as well as DAOU On-Line, Inc. in the Superior Court of New Jersey located in Bergen County. A First Amended Complaint was filed on March 1, 2002, adding the Company and its former Chief Financial Officer as parties-defendant. The gravaman of the First Amended Complaint is two-fold. First, it alleges that the Company’s financial statements were misleading and fraudulently induced the plaintiff to merge his company with the Company. Second, the First Amended Complaint alleges breach of an indemnification and severance agreement obligating the Company to defend the plaintiff in a lawsuit filed by Traci Melia, a former employee. Neither the Complaint nor the First Amended Complaint alleges specific damage amounts.

The Company filed a Motion to Dismiss the First Amended Complaint on April 24, 2002. The Court conducted a hearing on June 7, 2002 and granted the motion. On July 23, 2002, plaintiffs filed a Notice of Appeal, but later abandoned their appeal in favor of refiling their lawsuit in San Diego County Superior Court. The parties stipulated to a stay of this lawsuit and submission of the matter to arbitration before the American Arbitration Association. The court approved that stipulation and stayed all proceedings by order dated July 22, 2003. On October 6, 2003, plaintiffs filed a Statement of Claim with the American Arbitration Association, the gravaman of which is the same as the former complaint filed in Bergen County, New Jersey and San Diego County Superior Court. The Statement of Claim alleges compensatory damages in the amount of $1,094,600 and also prays for punitive damages as well as attorneys’ fees and costs. On December 3, 2003, the Company filed an answer to the Statement of Claim, generally denying the allegations and alleging certain affirmative defenses. All parties agreed to the appointment of Peter Shenas as the arbitrator. A preliminary hearing was conducted on February 3, 2004, during which the parties agreed to the scope of written and oral discovery and how the arbitration would proceed. Arbitration in this matter is currently set to commence on July 12, 2004. The Company believes that the allegations set forth in the Statement of Claim and its predecessor complaints are without merit, and the Company intends to defend against the arbitration vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company is party to other various claims and legal actions arising in the normal course of business. Although the ultimate outcome of the matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse affect on the Company’s business, results of operations or financial condition; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company’s results of operations in any period.

Item 4:    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of 2003.

PART II

Item 5:    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Daou’s shares of common stock have traded on the Over the Counter Bulletin Board (OTCBB) since April 25, 2001 under the symbol DAOU. The following table sets forth the high and low closing bid information for the common stock. Bid quotations reflect inter-dealer prices without retail mark-up or mark-down and may not necessarily represent actual transactions.

	Common Stock
	HIGH	LOW
2003
1st Quarter	$0.425	$0.280
2nd Quarter	0.810	0.330
3rd Quarter	0.930	0.720
4th Quarter	1.110	0.670
2002
1st Quarter	$1.500	$0.650
2nd Quarter	1.560	0.910
3rd Quarter	0.930	0.410
4th Quarter	0.525	0.260

On March 15, 2004, the closing bid and ask prices of the common stock were $0.62 and $0.68, respectively. As of March 15, 2004, there were 141 holders of record of common stock.

Dividend Policy

In July 1999, we issued 2,181,818 shares of Series A Convertible Preferred Stock to Galen Partners and their affiliates for an aggregate amount of $12 million or $5.50 per share. Holders were initially entitled to receive cumulative dividends at the rate of six percent per annum, generally payable in the form of shares of Series A Preferred Stock until July 26, 2001. The dividend rate increased to 7% on July 26, 2001, to 8% on July 26, 2002, to 9% on July 26, 2003, and will continue to increase an additional 1% on July 26 of each year up to a maximum of 12%. As of December 31, 2003, Daou has accrued but undeclared preferred stock dividends of approximately $4.3 million. No cash dividends may be paid on the common stock unless full dividends on the Series A Preferred Stock for the then current dividend period have been either paid or declared with a sum sufficient for the payment set apart. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Liquidity and Capital Resources” and Note 8 of the notes to our audited financial statements as of December 31, 2003 for more information relating to our preferred stock.

Daou has never declared nor paid cash dividends on the common stock. We currently intend to retain any available earnings for future growth and, therefore, do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases

On July 9, 2003, we repurchased, for fair value, 300,000 shares of our common stock in private transactions with Daniel J. Malcolm, President and Chief Executive Officer and Neil Cassidy, former Chief Financial Officer. We repurchased 150,000 shares from Mr. Malcolm for approximately $94,000 and 150,000 shares from Mr. Cassidy for approximately $102,000 (for an aggregate cost to Daou of approximately $196,000). In connection with the repurchases, Mr. Malcolm paid Daou approximately $89,000 and Mr. Cassidy paid Daou approximately $50,000 (an aggregate amount of approximately $139,000) for repayment of their respective promissory notes, including principal and interest, relating to the original purchase of the shares in 2001. The related stock pledge and registration rights agreements between each person and Daou were terminated.

Item 6:    Selected Financial Data.

The following table presents selected financial data and has been derived from our financial statements, which have been audited by Ernst & Young LLP, independent auditors. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the financial statements and the related notes thereto included elsewhere herein (in thousands, except per share data):

	Years ended December 31,
	1999	2000	2001	2002	2003
Revenue before reimbursements (net revenue)	$103,400	$63,748	$41,082	$37,935	$42,161
Cost of revenue before reimbursable expenses	82,030	58,700	30,964	26,128	28,760

Gross profit	21,370	5,048	10,118	11,807	13,401
Operating expenses:
Sales and marketing	10,398	5,715	3,309	4,807	4,550
General and administrative	18,968	12,083	8,919	8,611	6,670
Restructuring (credits) charges	—	2,133	1,263	1,598	(252)

Total operating expenses	29,366	19,931	13,491	15,016	10,968

Income (loss) from operations	(7,996)	(14,883)	(3,373)	(3,209)	2,433
Other income, net	779	699	421	270	207

Income (loss) before income taxes	(7,217)	(14,184)	(2,952)	(2,939)	2,640
Provision for income taxes	(1,761)	—	—	—	(52)

Net income (loss)	(8,978)	(14,184)	(2,952)	(2,939)	2,588
Dividends on preferred stock	(308)	(4,837)	(854)	(1,054)	(1,290)

Net income (loss) available to common stockholders	$(9,286)	$(19,021)	$(3,806)	$(3,993)	$1,298

Net income (loss) available to common stockholders per common share:
Basic	$(0.52)	$(1.07)	$(0.22)	$(0.21)	$0.06

Diluted	$(0.52)	$(1.07)	$(0.22)	$(0.21)	$0.05

Shares used in computing net income (loss) per common share:
Basic	17,697	17,712	17,682	19,075	20,821

Diluted	17,697	17,712	17,682	19,075	26,513

Cash, cash equivalents, restricted cash and short-term investments	$15,548	$10,586	$15,074	$12,394	$13,147
Total assets	46,060	26,832	24,384	24,640	25,228
Redeemable convertible preferred stock	11,382	—	—	—	—
Total stockholders’ equity	$24,974	$20,360	$17,308	$14,469	$17,045

Item 7:    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of Daou Systems, Inc. You should not place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the word “estimate,” “anticipate,” “hope”, “believe,” “think”, “expect,” “intend”, “plan” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, you should carefully review various risks and uncertainties identified in this report, including the matters set forth under the captions “Risk Factors” and in Daou’s other SEC filings. These risks and uncertainties could cause Daou’s actual results to differ materially from those indicated in the forward-looking statements. We do not undertake any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Overview of the company

Daou provides integrated information technology (IT) solutions and services to the healthcare industry in the United States. The Company is principally focused on providing IT services and solutions to healthcare providers, payers and health plans and government healthcare. We design and implement solutions to help healthcare organizations navigate the intersection of legacy systems with emerging technologies, such as Web portals, wireless and other portable computing solutions. Our services include application development and integration, application implementation and support, network services, management consulting, business process redesign and best practices in help desk, break/fix and desktop support.

Elimination of the DTC

We discontinued providing support center management services to hospitals and IDNs, with the completion of the final contract in the first quarter of 2004. This decision included the closing of our Indianapolis-based Daou Technology Center (DTC), which provided Help Desk and Desktop support services on an outsourcing basis to two regional hospital providers: Indianapolis’ Community Health Network (CHN) and St. Vincent Health.

The CHN contract ended on December 31, 2003 and the St. Vincent contract ended on February 25, 2004. The two contracts represented approximately $4.5 million or 11 percent of Daou’s total net revenues for the year ended December 31, 2003. The decision is consistent with the Company’s strategy to eliminate lower-margin services to enhance overall operating margins and consistently achieve profitability. We were able to migrate 35 of the approximately 40 employees that were dedicated to support center services to our former customers.

Overview of the IT industry and material trends impacting the Company’s results of operations

In recent years, the healthcare industry has experienced a slow-down in consulting expenditures as fiscal constraints imposed by federal, state and commercial payers reduced overall industry demand for new IT service consulting projects. Some of these forces and others hampered demand for certain of our services in 2003. Furthermore, changes in federal, state and commercial payer reimbursement may continue to adversely affect the financial stability of our clients and may impact their ability to contract for and pay for professional services such as those offered by Daou.

Our challenges in 2003 were a direct result of the softness in the demand for financial and administrative software solutions in the payer market. Our revenue from new implementations and post implementation support declined in each quarter of 2003, and we expect this trend to continue in 2004. We believe that the downward shift was caused by at least three factors: 1) the consolidation of the commercial payer market, 2) the increasing demand for commercial payers to reduce administrative costs, and 3) the completion of most major claims systems implementations in our market sector.

IDNs and hospital systems remained our focus in the provider market. Modern Healthcare reported in their February 2003 issue that 86% of hospital IT budgets are less than 4% of their total operating budget, with the majority spending in the range of 1% to 2.5%. At our November 2003 advisory board meeting, participants reported that they spend approximately 80% of their IT budgets on maintaining existing systems. This concentration of spending on existing systems benefits our market position resulting in our infrastructure service line business remaining stable, and our revenue base continuing to be supported by smaller projects that are relatively shorter in duration (six months or less).

Our government and integration service revenue had been steadily increasing since the fourth quarter of 2001. However, in the fourth quarter of 2003, there was a delay in congressional approval of the FY 2004 Consolidated Appropriations Bill (Omnibus) to January 2004, which contained funding for a number of civilian agencies including the Veterans Administration and Health and Human Services. This event forced the deferral of certain government projects until first quarter 2004, and resulted in a decline in our revenue and gross margin as a result of carrying underutilized professional staff. We anticipate the congressional approval of the FY 2004 Consolidated Appropriations Bill (Omnibus) will result in a recovery by the second quarter of 2004.

With the DTC closure and reduced demand for our professional services in the fourth quarter 2003 and first quarter 2004, and the resulting realignment of overhead personnel, we plan to further reduce our overall workforce to an aggregate of approximately 150 people by March 31, 2004.

Key indicators of our financial condition and operating performance

Utilization of our professional staff, which is the ratio of total billable hours to available hours in a given period, and our ability to manage fixed price contracts, are our greatest challenges. We employed 154 billable professionals on December 31, 2003. The salaries and benefits of this staff are recognized in our cost of revenue before reimbursable expenses. Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses. While quarterly revenues declined during the year, we worked to balance maintaining enough experienced professionals ready to be deployed when the business opportunities were presented, while striving to protect our gross margin. We target an overall utilization rate of 80% for our business. In 2003, we experienced a utilization rate of 83%.

Selling, general and administrative (SG&A) overhead expenses in 2003 were 27% of net revenue. We continue to reduce our general and administrative expenses by managing those costs that are mostly controllable such as facilities, IT and operating systems. Daou made key investments in marketing and sales in 2003. We operated six CIO Forums across the United States to help establish long-term relationships with our customers. Additionally, we sponsored three Advisory Board programs and enlisted the knowledge and insight of our CIO members from both healthcare provider and payer organizations. We are dependant on maintaining a solid reputation in the marketplace, personal contacts and the networking of our professionals to develop new business opportunities. We receive valuable feedback from customers, the Advisory Boards, CIO Forums, and other trusted advisors.

Characteristics of our revenue and expenses

We generate substantially all of our revenue from professional services, primarily on a “time and expense” project basis, under which revenue is recognized as the services are performed. Billings for these services occur on a semi-monthly or monthly basis as specified by the contract with a particular customer. Our billing rates are commensurate with the healthcare-domain IT expertise, know-how and skills of our people. Our time and expense projects generally range from three to six months, although certain projects have been for periods in excess of a year. Our network system and payer application system implementation engagements typically average six months but may vary depending on the size and complexity of the project. We also provided support, management and help desk services in 2003 in which revenue is recognized ratably over the period that these services are provided. Our help desk services as described above are billed on a price per call or price per node basis.

We continue to provide some of our professional services on a fixed-fee basis. Revenue on fixed-fee contracts is recognized related to the level of service performed based upon the amount of labor cost incurred on the project versus the total labor costs to complete the project. Our gross margin with respect to fixed fee contracts varies significantly depending on the percentage of such services consisting of the resale of third-party products (with respect to which we obtain a lower margin) versus professional services.

We bill our customers for out-of-pocket expenses, primarily travel and related expenses incurred with respect to services provided to customers, and have adopted the provisions of the Emerging Issues Task Force (“EITF”) Topic D-103, Income Statement Characterization of Reimbursements for “Out-of-Pocket” Expenses Incurred, issued in November 2001. EITF Topic D-103 states that reimbursements received for out-of-pocket expenses should be characterized as revenue on the income statement. The application of EITF Topic D-103 does not have an impact on current or previously reported net income (loss) or net income (loss) per share. We will continue to use net revenue (revenue before reimbursements) and cost of revenue before reimbursable expenses to compute percentage and margin calculations, as well as for purposes of comparing the results of operations for the year ended December 31, 2003 to the year ended December 31, 2002 and the year ended December 31, 2002 to the year ended December 31, 2001.

Payments received in advance of services performed are recorded as deferred revenue. Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition. The resulting revenue recognized in excess of amounts billed and project cost is included in contract work in progress on our balance sheet.

Cost of revenue primarily consists of all expenses that are directly attributable to our service lines and include the salaries, bonuses and related benefits of our consultants as well as non-billable managers and support staff, subcontractor expenses, training costs and unit-specific office space costs. Our consultant-related costs are relatively fixed; therefore, fluctuations in our gross margin may occur due to changes in project margins and utilization rates of our professional staff. We often continue to employ non-engaged employees in anticipation of commencement of a project. If delays in contract signing occur or projects do not materialize, our gross margin could vary due to the associated loss of revenue to cover fixed labor costs.

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

Results of Operations

The following table sets forth, for the years indicated, certain statement of operations data as a percentage of net revenue.

	Years Ended December 31,
	2003	2002	2001
Revenue before reimbursements (net revenue)	100%	100%	100%
Cost of revenue before reimbursable expenses	68	69	75

Gross profit	32	31	25
Sales and marketing expense	11	13	8
General and administrative expense	16	23	22
Restructuring charges (credit)	(1)	4	3

Income (loss) from operations	6	(9)	(8)
Other income, net	—	1	1
Income (loss) before income taxes	6	(8)	(7)
Provision for income taxes	—	—	—

Net income (loss)	6%	(8)%	(7)%

Years Ended December 31, 2003 and 2002

Our net revenue increased 11%, or $4.2 million, to $42.1 million for the year ended December 31, 2003 from $37.9 million for the year ended December 31, 2002. This increase was primarily due to a $3.5 million increase in revenue related to the hardware component of two large network upgrade projects delivered by our infrastructure services team in 2003. One of these projects was completed during 2003, and the second project is expected to be completed by March 31, 2004. In addition, revenue from government healthcare integration services increased $1.7 million from 2002 to 2003, as a result of enhanced relationships with government agencies and new prime government contractors. The increase in revenue was offset by a decrease in revenue from application services, primarily due to a decrease in revenue from new implementations and post implementation support as mentioned above.

Services to our five largest customers accounted for $17.4 million of net revenue for the year ended December 31, 2003, representing 41% of total net revenue, with no one customer accounting for more than 10% of net revenue. This compares to net revenue from the five largest customers for the year ended December 31, 2002 totaling $12.3 million, or 32% of net revenue.

Cost of revenue before reimbursable expenses increased 10%, or $2.6 million, to $28.7 million for the year ended December 31, 2003 from $26.1 million for the year ended December 31, 2002. The increase was the result of the increase in revenue and the associated direct costs related to the hardware component of network upgrade projects.

Gross margin increased to 32% for the year ended December 31, 2003 as compared to 31% for the year ended December 31, 2002. This increase is attributable primarily to better utilization and cost control throughout our business, but primarily in our government and integration and infrastructure service lines.

Sales and marketing expenses decreased 5%, or $300,000, to $4.5 million for the year ended December 31, 2003 as compared to $4.8 million for the year ended December 31, 2002, primarily due to strong budget management and the efficient execution by our marketing team to deliver consistency in our CIO Forums, advertising, and public relations, resulting in stronger loyalties by existing customers and strengthening of our brand recognition.

General and administrative expenses decreased $1.9 million, or 22%, to $6.7 million for the year ended December 31, 2003 as compared to $8.6 million for the year ended December 31, 2002, reflecting an improving management of administrative overhead as well as savings in employee-related and facilities costs as a result of previously disclosed actions taken in December 2002.

In the third quarter of 2003, we were able to reduce our obligations relating to unused office space resulting in the reversal of $252,000 of previously accrued restructuring charges. The amount has been recorded as a restructuring credit in the statement of operations as the original provision was recorded as a restructuring expense in the period in which the charge was recorded.

Other income, net, decreased 23%, or $100,000 to $200,000 for the year ended December 31, 2003 as compared to $300,000 for the year ended December 31, 2002. Other income is comprised primarily of interest income on cash and cash equivalents, and investments.

We have a history of losses, which, for income tax purposes, generated sizeable federal and state tax net operating loss (“NOL”) carryforwards, at December 31, 2003, of approximately $27.0 million and approximately $8.2 million, respectively. The federal loss carryforwards expire beginning 2018 through 2022, and the state loss carryforwards expire from 2004 through 2022, unless previously utilized. Pursuant to generally accepted accounting principles, we previously recorded a valuation allowance against the deferred tax asset associated with these NOL carryforwards as it is more likely than not that we will not be able to utilize the NOL carryforwards to offset future taxes. Due to the size of the NOL carryforwards in relation to our history of unprofitable operations, we have not recognized any of this net deferred tax asset. It is possible that we could be profitable in the future at levels which would cause us to conclude that it is more likely than not that we will be able to realize all or a portion of the NOL carryforwards. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then begin to provide for income taxes at a rate equal to our combined federal and state effective rates, which we believe would approximate 40%. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

Under Section 382 of the Internal Revenue Code, the annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more that 50%. However, we currently do not believe such a limitation will have a material impact on the ultimate utilization of these carryforwards.

The income tax provision of $52,000 recorded in 2003 is comprised of current federal alternative minimum taxes of $36,000 and current state income taxes of $16,000.

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

Cost of revenue before reimbursable expenses decreased 16%, or $4.9 million, to $26.1 million for the year ended December 31, 2002 from $31.0 million for the year ended December 31, 2001 primarily due to the 8% decrease in net revenue as well as our efforts to eliminate under-performing lines of businesses and a reduction of costs and more effective management of our workforce, offset by higher costs in our managed care implementation business associated with the higher revenue attainment in that business.

Gross margin increased to 31% for the year ended December 31, 2002 as compared to 25% for the year ended December 31, 2001. This increase is attributable primarily to the above-referenced exit from certain lines of business that were not profitable or had low margins as well as disciplined management procedures and controls resulting in increased operating efficiencies and billable utilization of our workforce.

Sales and marketing expenses increased 45%, or $1.5 million, to $4.8 million for the year ended December 31, 2002 as compared to $3.3 million for the year ended December 31, 2001, primarily due to our efforts to re-establish market presence in 2002 following a period of limited activity as we focused internally to restructure and gain operating efficiencies. Sales and marketing expenses were 13% and 8% of net revenue for the years ended December 31, 2002 and 2001, respectively. We expect sales and marketing expenses to increase in 2003 as we continue to invest in strategic business development initiatives in an effort to increase revenue.

General and administrative expenses decreased $300,000, or 3%, to $8.6 million for the year ended December 31, 2002 as compared to $8.9 million for the year ended December 31, 2001, reflecting our efforts in improving administrative operating performance and the centralization of accounting, human resources, and IT functions at the corporate level. General and administrative expenses were 23% and 22% of net revenue for the years ended December 31, 2002 and 2001, respectively.

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

Liquidity and Capital Resources

On December 31, 2003, we had working capital of $15.8 million, an increase of $2.9 million from $12.9 million on December 31, 2002. The increase was primarily attributable to the reduction in 2003 of current liabilities, primarily restructuring liabilities and accrued project costs. Notwithstanding the reduction in approximately $2.5 million in current liabilities, we were able to increase our cash position by $700,000 during the year from $12.3 million at December 31, 2002 to $13.0 million at December 31, 2003.

For the year ended December 31, 2003, cash provided by operating activities was $1.1 million, compared to net cash used in operating activities of $1.4 million for the year ended December 31, 2002. The change was primarily the result of net income for 2003 as well as an increase in deferred revenue, offset by a reduction in current liabilities.

Net cash used in investing activities was $371,000 for the year ended December 31, 2003, compared to $1.2 million in the comparable prior period. The decrease was primarily due to a reduction in spending relating to fixed assets in 2003.

Net cash used in financing activities was $49,000 for the year ended December 31, 2003, compared to cash provided by financing activities of $84,000 in the comparable prior year period.

As previously disclosed, in July 1999 we issued 2,181,818 shares of Series A Convertible Preferred Stock to Galen Partners and their affiliates for an aggregate amount of $12 million or $5.50 per share. Holders were initially entitled to receive cumulative dividends at the rate of six percent per annum, generally payable in the form of shares of Series A Preferred Stock until July 26, 2001. The dividend rate increased to 7% on July 26, 2001, to 8% on July 26, 2002, to 9% on July 26, 2003, and will continue to increase an additional 1% on July 26 of each year up to a maximum of 12%. No cash dividends may be paid on the common stock unless full dividends on the Series A Preferred Stock for the then current dividend period have been either paid or declared with a sum sufficient for the payment set apart.

The holders of the Series A Convertible Preferred Stock vote on an as converted to common stock basis with the holders of common stock. The Series A Preferred stockholders also have a liquidation preference of $5.50 per Series A share, plus any accrued but unpaid dividends. At the option of the holders, shares of the Series A Preferred Stock can be converted into shares of common stock at any time, subject to certain antidilution adjustments. We are required to make a best efforts attempt to secure one Board of Director seat for a representative of the holders of Series A Preferred Stock. The holders of Series A Preferred Stock also obtained certain redemption rights as part of the original financing transaction in July 1999. They have since permanently waived those rights as described below.

As of December 31, 2003, Daou had accrued but undeclared preferred stock dividends of approximately $4.3 million (payable in kind by the issuance of approximately 774,000 shares of Series A Preferred Stock), thereby entitling the holders of the Series A Preferred Stock to a total liquidation preference of approximately $16.3 million.

On November 9, 2000, as a consequence of the resignation of Larry Grandia, Daou’s former President and Chief Executive Officer, holders of the Series A Preferred Stock had the right to cause the redemption of their Series A Preferred Stock for approximately $12.9 million. We entered into an agreement with the holders of the Series A Preferred Stock under which the holders of the Series A Preferred Stock permanently waived their redemption rights in return for $2.0 million in cash and warrants to purchase 3,540,000 shares of our common stock exercisable at $0.01 per share. The warrants expire on November 9, 2005, and the common stock for which the warrants may be exercised is subject to demand registration rights. The total consideration for this transaction was valued at approximately $4.1 million and for financial reporting purposes was recorded as a one-time dividend in the fourth quarter of 2000.

As of December 31, 2003, Daou’s contractual obligations were as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating lease obligations	$4,166,000	$1,322,000	$1,446,000	$1,214,000	$184,000

Although we have an accumulated deficit as of December 31, 2003, we believe that our available funds will be sufficient to meet our capital requirements for the foreseeable future. We may sell additional equity or debt securities or obtain credit facilities. The sale of additional equity securities or issuance of equity securities in future acquisitions would result in dilution to our stockholders and the incurrence of debt could result in interest expense. However, there can be no assurance that we will be able to sell additional equity or debt securities, or be able to obtain financing on acceptable terms, if at all. See “Risk Factors—Future sales of our common stock could adversely affect the price of the common stock and our ability to raise additional equity capital.”

Off Balance Sheet Financial Arrangements

The Company is not party to any off balance sheet financial arrangements.

Critical Accounting Policies and Estimates

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. SAB 104 requires that the following criteria be met in determining whether revenue has been earned:

•	persuasive evidence of an arrangement,

•	services have been delivered,

•	price is fixed and determinable, and

•	collectibility is reasonably assured.

We have the following types of revenue recognition: i) services performed on an hourly basis, ii) services performed on a fixed fee basis and iii) sales of material and maintenance contracts. In general, we enter into contracts with customers to provide services at a specified fee or rate per hour. Revenue from professional services is recognized primarily on an hourly basis. Revenue from technical support, network management and help desk services is recognized as the services are performed. Contract revenue for the development and implementation of network solutions under fixed-fee contracts recognized related to the level of service performed based upon the amount of labor cost incurred on the project versus the total labor costs to complete the project. Provisions for estimated losses on contracts, if any, are made during the period when the loss becomes probable and can be reasonably estimated. Revenue recognized in excess of amounts billed and project costs are classified as contract work in progress. Payments received in advance of services performed are recorded as deferred revenue and amortized as the services are performed.

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

Litigation

We are currently involved in legal proceedings regarding shareholder litigation and other general legal proceedings. As discussed in Note 11 of our financial statements, we believe that the lawsuits are without merit and intend to defend against them vigorously. Although the ultimate outcome of these matters is not presently determinable management believes that the resolution of all such pending matters, net of amounts accrued will not have a material adverse effect in our financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

Recently Issued Accounting Standards

In June 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. The adoption of this method did not have a material impact on Daou’s results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (“SPEs”) created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on Daou’s financial condition, results of operations, or liquidity. We are currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but we do not expect a material impact.

Effective July 1, 2003, we adopted the FASB’s consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Adoption of this issue had no material impact on Daou’s financial condition, results of operations, or liquidity.

In December 2003, the SEC issued SAB 104, which supercedes SAB No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) Issue No. 00-21. Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition”. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have an impact on our financial condition or results of operations.

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

Item 8:    Financial Statements.

Other schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

The	Board of Directors and Stockholders
Daou	Systems, Inc.

We have audited the accompanying balance sheets of Daou Systems, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index to the financial statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daou Systems, Inc. at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Philadelphia,	Pennsylvania
February	6, 2004

Daou Systems, Inc.

Balance Sheets

(In thousands, except for per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$13,045	$12,319
Investments, available-for-sale	102	75
Accounts receivable, net of allowance for doubtful accounts of $789 and $732 in 2003 and 2002, respectively	8,226	7,922
Contract work in progress	1,457	2,147
Other current assets	640	554

Total current assets	23,470	23,017
Due from officers/stockholders	83	54
Equipment, furniture and fixtures, net	1,144	1,006
Other assets	531	563

	$25,228	$24,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$823	$705
Accrued salaries and benefits	4,063	4,328
Accrued project costs	68	1,968
Other accrued liabilities	1,280	2,765
Deferred revenue	1,426	365

Total current liabilities	7,660	10,131
Deferred rent, net of current portion	489	—
Other long-term liabilities	34	40
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $ .001 par value. Authorized 3,520 shares; issued and outstanding 2,182 shares, with a liquidation preference of $16,256 and $14,966, respectively, at December 31, 2003 and 2002, including accrued dividends	2	2
Common stock, $ .001 par value. Authorized 50,000 shares; issued and outstanding 21,583 and 21,737 at December 31, 2003 and 2002, respectively and 1,292 and 992 shares held in treasury at December 31, 2003 and 2002, respectively	22	22
Additional paid-in capital	55,936	54,806
Notes receivable from stockholders	(1,160)	(1,281)
Accumulated other comprehensive loss	(29)	(56)
Accumulated deficit	(37,726)	(39,024)

Total stockholders’ equity	17,045	14,469

	$25,228	$24,640

See accompanying notes to financial statements.

Daou Systems, Inc.

Statements of Operations

(In thousands, except for per share data)

	2003	2002	2001
Revenue before reimbursements (net revenue)	$42,161	$37,935	$41,082
Out-of-pocket reimbursements	3,265	3,240	3,161

Total revenue	45,426	41,175	44,243
Cost of revenue before reimbursable expenses	28,760	26,128	30,964
Out-of-pocket reimbursable expenses	3,265	3,240	3,161

Total cost of revenue	32,025	29,368	34,125

Gross profit	13,401	11,807	10,118
Operating expenses:
Sales and marketing	4,550	4,807	3,309
General and administrative	6,670	8,611	8,919
Restructuring (credit) charges	(252)	1,598	1,263

	10,968	15,016	13,491

Income (loss) from operations	2,433	(3,209)	(3,373)
Other income, net	207	270	421

Income (loss) before income taxes	2,640	(2,939)	(2,952)
Provision for income taxes	(52)	—	—

Net income (loss)	2,588	(2,939)	(2,952)
Accrued dividends on preferred stock	(1,290)	(1,054)	(854)

Net income (loss) available to common stockholders	$1,298	$(3,993)	$(3,806)

Earnings (loss) per common share:
Basic	$0.06	$(0.21)	$(0.22)

Diluted	$0.05	$(0.21)	$(0.22)

Shares used in computing earnings (loss) per common share:
Basic	20,821	19,075	17,682

Diluted	26,513	19,075	17,682

See accompanying notes to financial statements.

Daou Systems, Inc.

Statements of Stockholders’ Equity

For the Years Ended December 31, 2003, 2002, and 2001

(In thousands)

	Convertible preferred stock		Common stock		Additional paid-in capital	Notes receivable from stock- holders	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2000	2,182	$2	17,831	$18	$51,614	$—	$(49)	$(31,225)	$20,360

Issuance of common stock under employee stock purchase plan	—	—	318	—	85	—	—	—	85
Accrued dividends on preferred stock	—	—	—	—	854	—	—	(854)	—
Issuance of common stock and options for services	—	—	99	—	36	—	—	—	36
Purchase of treasury stock	—	—	(992)	—	(198)	—	—	—	(198)
Issuance of restricted stock in exchange for notes	—	—	4,300	4	1,277	(1,281)	—	—	—
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	—	—	—	(2,952)	(2,952)

Comprehensive loss	—	—	—	—	—	—	—	—	(2,975)

Balance at December 31, 2001	2,182	2	21,556	22	53,668	(1,281)	(72)	(35,031)	17,308

Issuance of common stock under employee stock purchase plan	—	—	160	—	81	—	—	—	81
Accrued dividends on preferred stock	—	—	—	—	1,054	—	—	(1,054)	—
Issuance of common stock upon exercise of stock options	—	—	21	—	3	—	—	—	3
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	—	(2,939)	(2,939)

Comprehensive loss:	—	—	—	—	—	—	—	—	(2,923)

Balance at December 31, 2002	2,182	2	21,737	22	54,806	(1,281)	(56)	(39,024)	14,469

Accrued dividends on preferred stock					1,290			(1,290)	—
Issuance of stock options for services					10				10
Issuance of common stock upon exercise of stock options			146		26				26
Repurchase of restricted stock			(300)		(196)	121			(75)
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	—	27	—	27
Net income	—	—	—	—	—	—	—	2,588	2,588

Comprehensive income:	—	—	—	—	—	—	—	—	2,615

Balance at December 31, 2003	2,182	$2	21,583	$22	$55,936	$(1,160)	$(29)	$(37,726)	$17,045

See accompanying notes to financial statements

Daou Systems, Inc.

Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2003	2002	2001
Net income (loss)	$2,588	$(2,939)	$(2,952)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	665	959	1,334
Amortization of deferred compensation	113	108	60
Provision for uncollectible accounts	(57)	186	232
Issuance of common stock and options for services	10	—	36
(Gain) loss on retirement of fixed assets	—	(10)	362
Changes in operating assets and liabilities:
Accounts receivable	(247)	(536)	4,096
Contract work in progress	690	131	750
Other current assets	(132)	(79)	83
Accounts payable and accrued liabilities	(3,267)	259	(405)
Accrued salaries and benefits	(265)	753	981
Deferred revenue	1,061	(220)	188
Other long-term liabilities	(13)	(11)	(62)

Net cash provided by (used in) operating activities	1,146	(1,399)	4,703

Investing activities
Purchase of equipment, furniture and fixtures	(342)	(900)	(259)
(Increase) decrease in other assets	(29)	(334)	33

Net cash used in investing activities	(371)	(1,234)	(226)

Financing Activities
Proceeds from issuance of common stock	26	84	85
Repurchase of restricted stock, net of notes receivable	(75)	—	—
Purchase of treasury stock	—	—	(198)

Net cash (used in) provided by financing activities	(49)	84	(113)

Increase (decrease) in cash and cash equivalents	726	(2,549)	4,364
Cash and cash equivalents at beginning of year	12,319	14,868	10,504

Cash and cash equivalents at end of year	$13,045	$12,319	$14,868

See accompanying notes to financial statements.

Daou Systems, Inc.

Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2003	2002	2001
Supplemental disclosure of noncash investing and financing activities:
Accrued preferred stock dividends to preferred stockholders	$1,290	$1,054	$854

Unrealized gain (loss) on investments	$27	$16	$(23)

Property and equipment acquired through tenant allowance	$461	$—	$—

Income taxes paid	$17	$—	$—

Issuance of common stock and options for services	$—	$—	$36

Issuance of restricted common stock in exchange for notes receivable	$—	$—	$1,281

See accompanying notes to financial statements.

Daou Systems, Inc.

Notes to Financial Statements

1.    Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Daou Systems, Inc. (“Daou” or the “Company”), a Delaware company, was incorporated in California on July 16, 1987 under the name Daou Systems, Inc., and reincorporated in Delaware on November 15, 1996. The Company provides expert consulting and management services to healthcare organizations in the design, deployment and support of IT infrastructure and application systems. Daou offers a range of comprehensive services, from mobile health and web services strategies to application implementation and support; from government and commercial integration services to best practices in help desk, break/fix and desktop support. Daou has provided services to more than 1,600 healthcare organizations, including leading private and public hospitals, managed care organizations on both the payer and provider sides of the market, as well as integrated healthcare delivery networks (IDNs) and some of the nation’s largest government healthcare entities. Daou Systems, Inc. is a publicly traded company listed on the OTC Bulletin Board under the stock symbol DAOU.

On January 9, 2003, the Company announced its decision to reorganize Daou’s internal management structure, consolidate operations and eliminate non-strategic services. As part of the reorganization, the Company consolidated Daou’s two operating divisions—Technology Services and Application Services, and plan to operate as one business unit. As such, the Company currently has no reportable segments.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. SAB 104 requires that the following criteria be met in determining whether revenue has been earned:

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

Concentration of Credit Risk and Major Customers

Financial instruments which subject the Company to potential concentrations of credit risk consist principally of the Company’s accounts receivable. Substantially all of the Company’s accounts receivable are from managed care organizations, hospitals, government healthcare organizations and other healthcare providers. The Company performs credit evaluations of its new

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

1.    Organization and Summary of Significant Accounting Policies—(Continued)

customers and generally requires no collateral. The Company provides for losses from uncollectible accounts pursuant to a formal policy which is based on analyzing historical data and trends and such losses have historically not exceeded management’s expectations. Past due or delinquency status is based on contractual terms. Past due amounts are written off against the allowance for doubtful accounts when collection is deemed unlikely and all collection efforts have ceased.

Services to Daou’s five largest customers accounted for approximately $17.4 million of net revenue for the year ended December 31, 2003, representing approximately 41% of total net revenue, with no one customer accounting for more than 10% of net revenue.

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

The Company classifies its investments as “Available-for-Sale” and records such assets at the estimated fair value on the balance sheet with unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income until realized. The basis for computing realized gains or losses is by specific identification.

At December 31, 2003, the Company has approximately $390,000 of cash related to operating leases in an escrow account subject to certain withdrawal restrictions. This amount is classified in other assets on the balance sheet.

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the remaining lease term.

Advertising Expense

Advertising expenditures are charged to expense as incurred. The Company expensed $260,000, $222,000 and $14,000 for the years ended December 31, 2003, 2002 and 2001.

Recent Pronouncements

In June 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. The adoption of this method did not have a material impact on the Company’s results of operations or financial condition.

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

1.    Organization and Summary of Significant Accounting Policies—(Continued)

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (“SPEs”) created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company’s financial condition, results of operations, or liquidity. The Company is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

Effective July 1, 2003, the company adopted the FASB’s consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Adoption of this issue had no material impact on the Company’s financial condition, results of operations, or liquidity.

In December 2003, the SEC issued SAB 104, which supercedes SAB No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) Issue No. 00-21. Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition”. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have an impact on the Company’s financial condition or results of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The actual results could differ from those estimates.

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

1.    Organization and Summary of Significant Accounting Policies—(Continued)

Reclassifications

Effective January 1, 2003, certain expenses that were formerly recorded as cost of revenue before reimbursable expenses are now recorded as general and administrative expenses, which the Company believes is a nore accurate reflection of their nature. The prior period amounts have been reclassified to conform to their current period presentation.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 8. The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

(In thousands, except per share information)

	Years Ended December 31,
	2003	2002	2001
Net income (loss) available to common stockholders as reported	$1,298	$(3,993)	$(3,806)
Add total stock-based employee compensation determined under APB No. 25	10	—	—

Deduct total stock-based employee compensation determined under the fair value method for all awards, net of tax	(953)	(3,425)	(5,788)

Pro forma net income (loss)	$355	$(7,418)	$(9,594)

Earnings (loss) per share
Basic—as reported	$0.06	$(0.21)	$(0.22)

Diluted—as reported	$0.05	$(0.21)	$(0.22)

Basic—pro forma	$0.02	$(0.39)	$(0.54)

Diluted—pro forma	$0.01	$(0.39)	$(0.54)

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

2.    Earnings Per Share

The following table details the computation of basic and diluted earnings (loss) per share:

(In thousands, except per share information)

	Years Ended December 31,
	2003	2002	2001
Numerator:
Net income (loss)	$2,588	$(2,939)	$(2,952)
Preferred stock dividends	1,290	1,054	854

Numerator for basic and diluted earnings(loss) per share—income (loss) available to common stockholders	1,298	(3,993)	(3,806)
Denominator:
Weighted-average common shares outstanding	21,662	21,591	19,233
Weighted-average unvested common shares subject to repurchase agreements	(841)	(2,516)	(1,551)

Denominator for basic earnings (loss) per share	20,821	19,075	17,682
Effect of dilutive securities:
Unvested common shares subject to repurchase agreements	841	—	—
Stock options	1,368	—	—
Warrants	3,483	—	—

Dilutive potential common shares	5,692	—	—

Denominator for diluted earnings (loss) per share	26,513	19,075	17,682

Basic earnings (loss) per share	$0.06	$(0.21)	$(0.22)

Diluted earnings (loss) per share	$0.05	$(0.21)	$(0.22)

Options to purchase an additional 1,478,526 shares of common stock were outstanding during the year ended December 31, 2003, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. In addition, the Series A Convertible Preferred Stock and accrued dividends were excluded from diluted earnings per share for the year ended December 31, 2003 as the assumed conversion would be anti-dilutive.

For the years ended December 31, 2002 and 2001, diluted loss per share is unchanged from basic loss per share because the effects of the unvested common shares subject to repurchase agreements and the assumed conversions of Series A Convertible Preferred Stock, stock options and warrants would be anti-dilutive.

3.    Restructuring Charges

The Company recorded restructuring charges for years prior to 2003 in accordance with SEC SAB No. 100, Restructuring And Impairment Charges, and EITF No. 94-3, Liability Recognition For Certain Employee Termination Benefits And Other Costs To Exit An Activity (Including Certain Cost Incurred In A Restructuring). Effective January 1, 2003, the Company follows the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

As of December 31, 2002, as part of its strategy to position itself for continued growth in the marketplace, the Company reorganized its management structure, consolidated operations and

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

3.    Restructuring Charges—(Continued)

eliminated certain non-strategic services. In addition, in the fourth quarter of 2002, the Company increased its estimate of costs and related sublease income related to previously announced closures of certain facilities. These combined actions resulted in a workforce reduction of approximately 16 employees and a restructuring charge in the fourth quarter of 2002 of $1.6 million. During the year ended December 31, 2001, the Company recorded restructuring charges totaling $1.3 million in connection with its decision to close and combine certain facilities. These charges included severance costs related to a reduction in workforce of approximately 28 employees and the costs estimated to be incurred in connection with the closure of certain facilities. During the year ended December 31, 2000, the Company recorded restructuring charges totaling approximately $2.1 million in connection with the various actions to reduce the cost structure of the Company. These charges included severance costs related to a reduction in workforce of approximately 50 employees and the closure of certain facilities.

The following table summarizes the restructuring and other related charges recorded, and the related activity to such charges, in the years ended December 31, 2003, 2002 and 2001 (in thousands).

	Severance costs for involuntary employee terminations	Costs related to closure and combination of facilities	Total
Balance at December 31, 2000	$393	$913	$1,306
Year Ended December 31, 2001:
Reserve established	310	953	1,263
Reserve utilized	(552)	(705)	(1,257)

Balance at December 31, 2001	151	1,161	1,312
Year Ended December 31, 2002:
Reserve established	1,065	533	1,598
Reserve utilized	(222)	(1,064)	(1,286)

Balance at December 31, 2002	994	630	1,624
Year Ended December 31, 2003:
Reserve established
Reserve utilized	(994)	(309)	(1,303)
Other adjustments(a)		(252)	(252)

Balance at December 31, 2003	$—	$69	$69

(a)	In the third quarter of 2003, the Company was able to reduce its obligations relating to unused office space. The amount has been recorded as a restructuring credit in the statement of operations as the original provision was recorded as a restructuring expense in the period in which the charge was recorded.

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

4.    Investments, Available-For-Sale

Short-term investments, available-for-sale, consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2003
Government debt securities	$75	$27	$—	$102

December 31, 2002
Government debt securities	$59	$16	$—	$75

The government debt securities mature in 2007 and 2008.

5.    Selected Balance Sheet Details

Equipment, furniture and fixtures consist of the following (in thousands):

	December 31,
	2003	2002
Equipment and furniture	$4,826	$4,492
Leasehold improvements	641	178

	5,467	4,670
Less accumulated depreciation and amortization	(4,323)	(3,664)

	$1,144	$1,006

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Customer prepayments	$432	$—
Restructure costs	69	1,624
Other	779	1,141

	$1,280	$2,765

6.    Commitments

The Company leases its facilities and certain equipment under operating lease agreements. The facility leases provide for abatement of rent during certain periods, escalating rent payments, and tenant work allowances during the lease term. Rent expense for 2003, 2002 and 2001 totaled $678,000, $760,000 and $1,312,000, respectively.

Annual future minimum lease payments under non-cancelable operating leases with initial terms of one year or more at December 31, 2003, consist of the following (in thousands):

2004	$1,322
2005	862
2006	584
2007	599
2008	615
Thereafter	184

$4,166

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

6.    Commitments—(Continued)

The Company also subleases certain of its leased facilities under non-cancelable sublease agreements through 2005. Income related to these subleases is used to primarily offset restructuring liabilities. For the years ended December 31, 2003 and 2002, the full amount received from subleases was applied to restructuring liabilities. Future amounts due to the Company under sublease agreements, aggregating $793,000, are as follows for the year ended December 31; 2004—$559,000 and 2005—$234,000.

7.    Related Party Transactions

During the year ended December 31, 2002, the Company received certain personnel recruitment services from a Company owned by one of its Board members at the time. The Company believes the terms of its arrangement were at least as favorable, if not more, than those offered by competing recruitment firms. Payments for these services during the year ended December 31, 2002 consisted of cash compensation totaling $141,000. There were no such services performed in 2003.

8.    Stockholders’ Equity

Convertible Preferred Stock

In July 1999, the Company issued 2,181,818 shares of Series A Convertible Preferred Stock to Galen Partners and their affiliates for an aggregate amount of $12 million or $5.50 per share. Holders were initially entitled to receive cumulative dividends at the rate of six percent per annum, generally payable in the form of shares of Series A Preferred Stock until July 26, 2001. The dividend rate increased to 7% on July 26, 2001, to 8% on July 26, 2002, to 9% on July 26, 2003, and will continue to increase an additional 1% on July 26 of each year up to a maximum of 12%. No cash dividends may be paid on the common stock unless full dividends on the Series A Preferred Stock for the then current dividend period have been either paid or declared with a sum sufficient for the payment set apart.

The holders of the Series A Convertible Preferred Stock vote on an as converted to common stock basis with the holders of common stock. The Series A Preferred stockholders also have a liquidation preference of $5.50 per Series A share, plus any accrued but unpaid dividends. At the option of the holders, shares of the Series A Preferred Stock can be converted into shares of common stock at any time, subject to certain antidilution adjustments. The Company is required to make a best efforts attempt to secure one Board of Director seat for a representative of the holders of Series A Preferred Stock. The holders of Series A Preferred Stock also obtained certain redemption rights as part of the original financing transaction in July 1999. They have since permanently waived those rights as described below.

As of December 31, 2003, the Company had accrued but undeclared preferred stock dividends of approximately $4.3 million (payable in kind by the issuance of approximately 774,000 shares of Series A Preferred Stock), thereby entitling the holders of the Series A Preferred Stock to a total liquidation preference of approximately $16.3 million.

On November 9, 2000, as a consequence of the resignation of Larry Grandia, the Company’s former President and Chief Executive Officer, holders of the Series A Preferred Stock had the right to cause the redemption of their Series A Preferred Stock for approximately $12.9 million. The Company entered into an agreement with the holders of the Series A Preferred Stock under which the holders of the Series A Preferred Stock permanently waived their redemption rights in return for $2.0 million in cash and warrants to purchase 3,540,000 shares of the Company’s common stock exercisable at $0.01 per share. The warrants expire on November 9, 2005, and the common stock for which the warrants may be exercised is subject to demand registration rights. The total consideration for this transaction was valued at approximately $4.1 million and for financial reporting purposes was recorded as a one-time dividend in the fourth quarter of 2000.

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

8.    Stockholders’ Equity—(Continued)

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

In connection with two of the agreements, the Company agreed to reimburse the officers for the interest due in accordance with the terms of the notes receivable. Accordingly, deferred compensation totaling $321,000 was recorded in connection with these agreements. This amount is included in other assets and is being amortized ratably over the five year term of the notes. Amortization totaled $113,000, $108,000 and $60,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

On July 9, 2003, the Company repurchased 300,000 shares of its restricted common stock in private transactions with its President and Chief Executive Officer and its former Chief Financial Officer. The aggregate cost to the Company was $196,000. In connection with the repurchases, the Company received an aggregate amount of $139,000 for repayment of promissory notes, including principal and interest, relating to the original purchase in 2001 of the shares from the Company. The related stock pledge and registration rights agreements between each person and the Company were terminated.

Employee Stock Purchase Plan

In May 2000, the Company adopted the Daou Systems, Inc. Employee Stock Purchase Plan (“ESPP”), under which 1,500,000 shares of the Company’s common stock are reserved for issuance. Under the ESPP, eligible employees are allowed to purchase common stock at six-month intervals at the lower of the fair market value at the beginning of the measurement period or 85% of the fair market value at the end of the measurement period. On December 31, 2002 and June 30, 2002, the Company issued 105,571 shares of common stock at $.3485 per share and 54,237 shares of common stock at $.8415 per share, respectively. At December 31, 2002, 904,148 shares remained available for future issuance under the ESPP. The Company has placed the ESPP in suspended status since January 1, 2003.

Stock Option Plans

During 1996, the Company adopted the 1996 Stock Option Plan (the “Plan”), under which 5,000,000, as amended, shares of the Company’s common stock are reserved for issuance upon exercise of options granted by the Company. The Plan provides for the grant of both incentive and nonstatutory stock options to officers, directors, employees and consultants of the Company. Options granted by the Company generally vest over a three to five-year period and are exercisable for a period of ten years from the date of the grant.

The following summary of the Company’s stock option activity and related information includes 1,525,000 non-qualified stock options at an exercise price ranging from $0.29 to $1.00 per share, 225,000 options at an exercise price ranging from $0.41 to $1.03 per share and 100,000 options at an exercise price of $0.28 per share, granted outside of the plan and approved by the Company’s Board of Directors in 2001, 2002 and 2003, respectively:

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

8.    Stockholders’ Equity—(Continued)

	2003		2002		2001
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding—beginning of year	4,453,958	$1.50	4,298,199	$1.75	3,542,731	$4.10
Granted	475,750	0.36	778,250	0.92	3,472,000	0.40
Exercised	(146,671)	0.18	(21,669)	0.18	—	—
Forfeited	(355,430)	4.38	(600,822)	2.58	(2,716,532)	3.09

Outstanding—end of year	4,427,607	$1.20	4,453,958	$1.50	4,298,199	$1.75

Exercisable at end of year	2,211,486	$1.71	2,144,697	$2.24	633,326	$5.95

Weighted-average fair value of options granted during the year		$0.32		$0.82		$0.54

The following table summarizes information about stock options outstanding at December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.00-$ 0.18	1,090,331	7.3	$0.18	704,338	$0.18
$0.19-$ 0.33	545,000	7.0	$0.29	301,111	$0.29
$0.34-$ 0.50	385,250	8.6	$0.43	79,165	$0.41
$0.51-$ 0.75	928,500	7.6	$0.52	450,001	$0.52
$0.76-$ 1.00	415,500	8.0	$0.99	5,168	$0.80
$1.01-$ 2.00	535,169	8.2	$1.10	191,526	$1.11
$2.01-$ 3.00	8,700	2.7	$2.19	7,220	$2.19
$3.01-$ 4.00	71,808	5.3	$3.66	61,808	$3.67
$4.01-$ 5.00	158,780	5.2	$4.53	122,580	$4.50
$5.01-$24.25	288,569	4.2	$7.91	288,569	$7.91

	4,427,607	7.3	$1.20	2,211,486	$1.71

At December 31, 2003, options for 1,851,289 common shares were available for future grant.

The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003: risk-free interest rate of 3%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 82%; and a weighted-average expected life of the options of five years for all years. For 2002 and 2001, the following weighted-average assumptions were used: risk-free interest rate of 6% for both years; dividend yield of 0% for both years; volatility factors of the expected market price of the Company’s common stock of 138% for both years; and a weighted-average expected life of the options of five years for both years.

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

8.    Stockholders’ Equity—(Continued)

Common Stock Reserved

At December 31, 2003, the Company had the following shares reserved for future issuance:

Redeemable convertible preferred stock	2,750,000
Warrants	3,540,000
Stock options	6,278,896
Employee stock purchase plan	904,148

Total	13,473,044

9.    Income Taxes

The income tax provision of $52,000 recorded in 2003 is comprised of current federal alternative minimum taxes of $36,000 and current state income taxes of $16,000. Deferred income taxes are provided for temporary differences in recognizing certain income and expenses items for financial and tax reporting purposes.

Significant components of the Company’s deferred tax assets and liabilities are shown below (in thousands):

	December 31,
	2003	2002
Deferred tax liabilities:
Depreciation and amortization	$60	$—

	60	—
Deferred tax assets:
Reserves and allowances	696	1,620
Tax credit carryforwards	36	—
Net operating losses	9,925	10,020

	10,657	11,640

Net deferred tax asset before valuation allowance	10,597	11,640
Valuation allowance for deferred tax assets	(10,597)	(11,640)

Net deferred tax asset	$—	$—

At December 31, 2003, the Company has federal and state net operating loss carryforwards of approximately $27.0 million and $8.2 million, respectively. The federal loss carryforwards expire beginning in 2018 through 2022 and the state loss carryforwards expire from 2004 through 2022, unless previously utilized. Additionally, the Company has alternative minimum tax credit carryforwards of approximately $36,000 which may be carried forward indefinitely.

Under section 382 of the Internal Revenue Code, the annual use of the Company’s net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more that 50%. However, the Company does not believe such a limitation will have a material impact on the ultimate utilization of these carryforwards.

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

9.    Income Taxes—(Continued)

The reconciliation of income tax computed at the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended December 31,
	2003	2002	2001
Tax at federal statutory rate	35.0%	(35.0)%	(35.0)%
Nondeductible expenses	0.9	2.4	0.8
State taxes, net of federal benefit	5.6	(5.5)	(2.4)
Valuation allowance	—	38.1	36.6
Use of net operating loss carryforwards	(39.5)	—	—

	2.0%	0.0%	0.0%

10.    Benefit Plans

The Company sponsors the Daou Systems, Inc. 401(k) Salary Savings Plan (the “401(k) Plan”) which covers employees who meet certain age and service requirements. Employees may contribute a portion of their earnings each plan year subject to certain Internal Revenue Service limitations. This Plan replaces the former Daou Systems, Inc. 401(k) Salary Savings Plan. The Company also had various other defined contribution plans related to acquisitions under which employees also participated. During 2003, the Company terminated all of its former defined contribution plans and as of December 31, 2003 the Company only maintains the 401(k) Plan. Contributions under the 401(k) Plan are made at the sole discretion of the Company and were $370,000, $344,000 and $426,000 for 2003, 2002 and 2001, respectively.

11.    Contingencies

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, four separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. On October 15, 2002, the Court granted the Company’s Motion to Dismiss the class action complaint, with prejudice. The plaintiffs timely noticed appeal and filed their Appellants’ Brief with the Ninth Circuit Court of Appeal on April 9, 2003. On July 2, the Company filed its Respondents’ Brief and Cross-Appeal. The Cross-Appeal challenges the trial court’s failure to assess whether the complaint complied with applicable pleadings standards. After the Appeal and Cross-Appeal were fully briefed, oral arguments were heard before a panel in February 2004. The Company is currently awaiting the court’s decision, which is expected after the second quarter 2004.

As background, a group of shareholders were appointed the lead plaintiff in this federal litigation, and they filed a second amended consolidated class action complaint on January 21, 2000. Their second amended complaint realleges that the Company improperly used the “percentage-of-completion” accounting method for revenue recognition. Claims are pleaded under both the 1933 Securities Act (relating to the Company’s initial public offering) and section 10b of the 1934 Securities Act. The complaint was brought on behalf of a purported class of investors who purchased the Company’s Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts. A Motion to Dismiss the second amended consolidated class action complaint was filed on February 22, 2000. On March 27, 2002, the Court granted the Motion but extended to plaintiffs the opportunity to file a Third Amended Complaint. The plaintiffs filed their Third Amended Complaint on May 16, 2002, to which the Company responded with another Motion to Dismiss. The Motion was filed on June 24, 2002 and challenged the legal sufficiency of the allegations. On October 15, 2002, the Court granted that Motion, this time with prejudice. On October 7, 1998 and October 15, 1998, two separate complaints were filed in the Superior Court of San Diego County, California. These state court complaints mirror the allegations set forth in the

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

11.    Contingencies—(Continued)

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

On February 27, 2002, a Complaint was filed against certain of the Company’s former officers and directors as well as DAOU On-Line, Inc. in the Superior Court of New Jersey located in Bergen County. A First Amended Complaint was filed on March 1, 2002, adding the Company and its former Chief Financial Officer as parties-defendant. The gravaman of the First Amended Complaint is two-fold. First, it alleges that the Company’s financial statements were misleading and fraudulently induced the plaintiff to merge his company with the Company. Second, the First Amended Complaint alleges breach of an indemnification and severance agreement obligating the Company to defend the plaintiff in a lawsuit filed by Traci Melia, a former employee. Neither the Complaint nor the First Amended Complaint alleges specific damage amounts.

The Company filed a Motion to Dismiss the First Amended Complaint on April 24, 2002. The Court conducted a hearing on June 7, 2002 and granted the motion. On July 23, 2002, plaintiffs filed a Notice of Appeal, but later abandoned their appeal in favor of refiling their lawsuit in San Diego County Superior Court. The parties stipulated to a stay of this lawsuit and submission of the matter to arbitration before the American Arbitration Association. The court approved that stipulation and stayed all proceedings by order dated July 22, 2003. On October 6, 2003, plaintiffs filed a Statement of Claim with the American Arbitration Association, the gravaman of which is the same as the former complaint filed in Bergen County, New Jersey and San Diego County Superior Court. The Statement of Claim alleges compensatory damages in the amount of $1,094,600 and also prays for punitive damages as well as attorneys’ fees and costs. On December 3, 2003, the Company filed an answer to the Statement of Claim, generally denying the allegations and alleging certain affirmative defenses. All parties agreed to the appointment of Peter Shenas as the arbitrator. A preliminary hearing was conducted on February 3, 2004, during which the parties agreed to the scope of written and oral discovery and how the arbitration would proceed. Arbitration in this matter is currently set to commence on July 12, 2004. The Company believes that the allegations set forth in the Statement of Claim and its predecessor complaints are without merit, and the Company intends to defend against the arbitration vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company is party to other various claims and legal actions arising in the normal course of business. Although the ultimate outcome of the matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse affect on the Company’s business, results of operations or financial condition; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company’s results of operations in any period.

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

12.    Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the year ended December 31, 2003 and 2002, respectively. The unaudited financial information reflects all normal recurring adjustments, which in the opinion of management are necessary for the fair statement of the results of the interim periods (in thousands, except per share amounts).

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2003
Net revenue	$11,217	$11,202	$10,127	$9,615
Gross profit	3,522	4,113	3,113	2,653
Net income available to common stockholders	376	556	331	35
Net income available to common stockholders per common share:
Basic	0.02	0.03	0.02	—
Diluted	0.02	0.02	0.01	—
2002
Net revenue	$9,104	$9,734	$9,493	$9,604
Gross profit	2,926	2,735	2,748	3,398
Net loss available to common stockholders	(709)	(858)	(871)	(1,555)
Net income available to common stockholders per common share:
Basic	(0.04)	(0.05)	(0.05)	(0.08)
Diluted	(0.04)	(0.05)	(0.05)	(0.08)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts—Describe		Write-offs	Balance at End of Period
Year Ended December 31, 2003:
Allowance for doubtful accounts	$732	$57	$—		$	$789
Year Ended December 31, 2002:
Allowance for doubtful accounts	$715	$186	$—		$169	$732
Year Ended December 31, 2001:
Allowance for doubtful accounts	$1,138	$232	$(381	)(A)	$274	$715

(A)	Amounts reclassified to Contract Work In Progress.

Item 9:    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A:    Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2003, in alerting them in a timely manner to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the fourth quarter of 2003.

Disclosure controls and procedures are designed to ensure information required to be disclosed in reports filed with the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of the control system inherently has limitations, and the benefits of controls must be weighed against their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Therefore, no evaluation of a cost-effective system of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

PART III

Item 10:    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by this item will be included under the captions entitled “Elections of Directors” and “Information Concerning Directors and Executive Officers” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 11:    Executive Compensation.

The information required by this item will be included under the caption entitled “Executive Compensation” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 12:    Security Ownership of Certain Beneficial Owners and Management.

The information required by this item will be included under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 13:    Certain Relationships and Related Transactions.

The information required by this item will be included under the caption entitled “Certain Relationships and Related Transactions” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 14:    Principal Accountant Fees and Services.

The information required by this item will be included under the caption entitled “Principal Accountant Fees and Services” in the Company’s Proxy Statement and is incorporated herein by reference.

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

(b) Reports on Form 8-K:

(1) On November 4, 2003, we filed a Current Report on Form 8-K announcing our intention to discontinue providing support center management services to hospitals and IDNs.

(2) On November 12, 2003, we furnished a Current Report on Form 8-K announcing our financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2004

DAOU SYSTEMS, INC.

By:	/s/ DANIEL J. MALCOLM
Daniel J. Malcolm Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN A. ROBERTS
John A. Roberts Chief Financial Officer and Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DANIEL J. MALCOLM Daniel J. Malcolm	Director, President and Chief Executive Officer	March 30, 2004
/s/ LARRY R. FERGUSON Larry R. Ferguson	Chairman of the Board	March 30, 2004
/s/ DAVID W. JAHNS David W. Jahns	Director	March 30, 2004
/s/ VINCENT K. ROACH Vincent K. Roach	Director and Executive Vice President, Commercial Operations	March 30, 2004
James T. Roberto	Director	March 30, 2004

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	—Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	—Bylaws of the Registrant.

4.1	—Reference is made to Exhibits 3.1 and 3.2.

4.2(1)	—Specimen stock certificate.

4.3(3)	—Certificate of Designations of the Registrant, as filed with the Secretary of State of the State of Delaware on July 23, 1999.

4.4(4)

—Amended and Restated Registration Rights Agreement, dated as of November 9, 2000, by and between the Registrant, Galen Partners III, L.P., a Delaware limited partnership (“Galen III”), Galen Partners International III, L.P., a Delaware limited partnership (“Galen International”), and Galen Employee Fund III, L.P., a Delaware limited partnership (“Galen Employee Fund”).

4.5(6)	—Restricted Stock Purchase Agreement, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.

4.6(6)	—Registration Rights Agreement, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.

4.7(6)	—Stock Purchase Agreement, dated April 25, 2001, by and between the Registrant and Georges J. Daou.

4.8(7)	—Restricted Stock Purchase Agreement, dated June 1, 2001, by and between the Registrant and Neil R. Cassidy.

4.9(7)	—Registration Rights Agreement, dated June 1, 2001, by and between the Registrant and Neil R. Cassidy.

4.10(7)	—Restricted Stock Purchase Agreement, dated June 1, 2001, by and between the Registrant and James T. Roberto.

4.11(7)	—Registration Rights Agreement, dated June 1, 2001, by and between the Registrant and James T. Roberto.

4.12(2)	—Restricted Stock Purchase Agreement, dated November 6, 2001, by and between the Registrant and Daniel J. Malcolm.

4.13(2)	—Registration Rights Agreement, dated November 6, 2001, by and between the Registrant and Daniel J. Malcolm.

10.1(1)	—Form of Indemnification Agreement.

10.2(2)	—Amendment No. 5 to Daou Systems, Inc. 1996 Stock Option Plan, as amended.

10.3(1)	—Form of Incentive Stock Option Agreement under the 1996 Stock Option Plan.

10.4(1)	—Form of Nonstatutory Stock Option Agreement under the 1996 Stock Option Plan.

10.8(3)	—Voting Agreement, dated as of July 26, 1999, by and among the Registrant, Daniel J. Daou, Georges J. Daou, Galen III, Galen International and Galen Employee Fund.

10.9(3)	—Series A Preferred Stock Purchase Agreement, dated as of July 26, 1999, by and among the Registrant, Galen III, Galen International and Galen Employee Fund.

10.10(5)	—Employment Agreement, dated October 2, 2000, by and between the Registrant and Neil R. Cassidy.

10.11(6)	—Employment Agreement, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.

10.12(6)	—Secured Promissory Note, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.

10.13(6)	—Stock Pledge Agreement, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.

Exhibit Number	Description

10.14(7)	—Amendment No. 1 to Employment Agreement, dated June 1, 2001, by and between the Registrant and Neil R. Cassidy.

10.15(7)	—Secured Promissory Note, dated June 1, 2001, by and between the Registrant and Neil R. Cassidy.

10.16(7)	—Stock Pledge Agreement, dated June 1, 2001, by and between the Registrant and Neil R. Cassidy.

10.17(7)	—Amendment to Employment Agreement, dated June 1, 2001, by and between the Registrant and James T. Roberto.

10.18(7)	—Secured Promissory Note, dated June 1, 2001, by and between the Registrant and James T. Roberto.

10.19(7)	—Stock Pledge Agreement, dated June 1, 2001, by and between the Registrant and James T. Roberto.

10.20(8)	—Employment Agreement, dated November 6, 2001, by and between the Registrant and Daniel J. Malcolm.

10.21(2)	—Secured Promissory Note, dated November 6, 2001, by and between the Registrant and Daniel J. Malcolm.

10.22(2)	—Stock Pledge Agreement, dated November 6, 2001, by and between the Registrant and Daniel J. Malcolm.

10.23(2)	—Executive Stock Option Agreement, dated December 13, 2001, between the Registrant and Neil R. Cassidy.

10.24(2)	—Executive Stock Option Agreement, dated December 13, 2001, between the Registrant and James T. Roberto.

10.25(2)	—Executive Stock Option Agreement, dated November 6, 2001, between the Registrant and Daniel J. Malcolm.

10.26(8)	—Executive Stock Option Agreement, dated May 17, 2002, by and between Registrant and Neil R. Cassidy.

10.27(8)	—Amendment No. 2 to Employment Agreement, dated July 1, 2002, by and between the Registrant and Neil R. Cassidy.

10.28(8)

—Form of Board of Director Stock Option Agreement, dated November 5, 2002, by and between Registrant and Kevin. M. Fickenscher, David W. Jahns, and H. Lawrence Ross (25,000 options each), and November 6, 2002, by and between Registrant and Larry R. Ferguson (100,000 options).

10.29(8)	—Separation Agreement and General Release, dated December 31, 2002, between the Registrant and Neil R. Cassidy.

10.30(8)	—Separation Agreement and General Release, dated December 31, 2002, between the Registrant and James T. Roberto.

10.31(8)	—Form of Indemnification Agreement.

10.32(9)	—Executive Stock Option Agreement, dated February 10, 2003, between Registrant and Daniel J. Malcolm.

10.33(9)	—Amendment No. 1 to Separation Agreement and General Release, dated effective March 31, 2003, between Registrant and Neil R. Cassidy.

23.1(*)	—Consent of Ernst & Young LLP, independent auditors.

31.1(*)	—Certification of Daniel J. Malcolm

31.2(*)	—Certification of John A. Roberts

32.1(*)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Filed herewith.
(1)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Registration Statement on Form SB-2, File No. 333-18155, declared effective by the Commission on February 12, 1997.
(2)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002.
(3)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed with the Commission on July 29, 1999.
(4)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on November 14, 2000.
(5)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 14, 2001.
(6)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.
(7)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001.
(8)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003.
(9)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Commission on August 14, 2003.