Form 10-K/A
period 2003-12-31
DAOU SYSTEMS INC
filed 2004-04-29
CIK 1003989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was $10,799,825.

As of April 20, 2004, the number of issued and outstanding shares of the Registrant’s Common Stock was 21,708,044.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is being filed by Daou Systems, Inc. (“the Company”), in order to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which the Company had intended to incorporate by reference to its definitive proxy statement. No other changes are being made by means of this filing.

PART III

Item 10: Directors,	Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors

The following table identifies the directors of the Company, the positions which they hold, their age, and the year in which they began serving in their respective capacities.

Name	Age	Director Since	Position
Daniel J. Malcolm (1)	53	2003	Chief Executive Officer, President and Director
Vincent K. Roach (2)	60	2001	Executive Vice President and Director
Larry R. Ferguson (1),(3),(4)	54	2002	Chairman of the Board
James T. Roberto (5)	63	2001	Director
David W. Jahns (2),(4)	38	1995	Director

(1)	Class II director, term expires at 2006 annual meeting of stockholders.
(2)	Class III director, term expires at 2005 annual meeting of stockholders.
(3)	Member of the Audit Committee.
(4)	Member of the Compensation Committee.
(5)	Class I director, term expires at 2004 annual meeting of stockholders.

Mr. Malcolm has served as Chief Executive Officer and President of the Company since January 1, 2003 and as a director of the Company since December 2002. He was President of the Company’s Technology Services Division from July 2001 through December 2002. Prior to joining the Company, he served as Vice Chairman and Chief Operating Officer of LaserLink.net, a branded Internet access firm, from March 1999 through March 2000, when the company was purchased by Covad Communications. From April 2000 through January 2001, following the acquisition of LaserLink by Covad, Mr. Malcolm was Vice President of Covad’s consumer business division. From June 1996 through February 1999, he was the Chief Operating Officer of American Healthware Systems, Inc., a financial software and services vendor to acute care hospitals. Mr. Malcolm holds a B.S. in Marketing from Drexel University.

Mr. Roach has been a Director of the Company since June 2001 and has served as Executive Vice President since January 2003. Mr. Roach has also served as President of the Company’s Application Services business since January 2001 and as a director and President of DAOU-TMI, Inc., a subsidiary of the Company, from June 1998 through December 2000. He holds a B.A. from Wabash College.

Mr. Ferguson has been a Director of the Company since November 2002 and the Chairman since February 2003. Since 2000, Mr. Ferguson has been the President of The Ferguson Group, a private equity investment and consulting firm specializing in information technology companies. An Air Force veteran, competitive marathon runner, and active Board member of two University of North Carolina foundations, MDEverywhere, and ABOVO Marketing Group, Mr. Ferguson is also a frequent speaker at several industry associations in the healthcare informatics field. Mr. Ferguson has served as President and CEO of both public and privately held IT companies, most recently Avio Corporation from 1999-2000 and First Data Corporation from 1986-1995. He holds a B.A. in Business Administration from University of North Carolina-Charlotte.

Mr. Roberto has served as director since June 2001 and as Chairman of the Board from June 2001 until February 2003. In addition, Mr. Roberto currently serves on the Board of Implementation Services for Health Care, Inc., a privately held company. Since January 2003, he is self-employed as a professional consultant to several healthcare information technology companies, focusing on strategic planning, funding, due diligence and turnaround management initiatives. He was Chief Executive Officer and President of Daou from November 2000 to December 2002. From November 1998 to October 2000, he served as the Chief Executive Officer of Home Life Medical, Inc., a home health services company. Mr. Roberto holds a B.S. with honors in Finance and his Master of Business Administration from The Pennsylvania State University.

Mr. Jahns has served as a director since October 1995. Mr. Jahns is a General Partner and principal of Galen Partners. Since joining Galen in 1993, Mr. Jahns has been responsible for making and managing investments in many healthcare related companies for Galen’s various private equity limited partnerships. He currently serves on the boards of Specialized Health Products International, Inc. and several of Galen’s privately held portfolio companies. Mr. Jahns has an MBA degree from the J. L. Kellogg Graduate School of Management at Northwestern University and a BA degree from Colgate University.

Executive Officers

The following table identifies the executive officers of the Company, their age and the positions which they hold.

Name	Age	Position
Daniel J. Malcolm	53	Chief Executive Officer, President and Director
Vincent K. Roach	60	Executive Vice President and Director
John A. Roberts	45	Chief Financial Officer and Secretary

Mr. Malcolm has served as Chief Executive Officer and President of the Company since January 1, 2003. Please see “Directors” on page 3 for Mr. Malcolm’s biography.

Mr. Roach has served as Executive Vice President, Commercial Operations since January 2003. Please see “Directors” on page 3 for Mr. Roach’s biography.

Mr. Roberts was named Chief Financial Officer of Daou Systems, Inc. in December, 2003. Joining the Company as the Acting CFO in June 2003, Mr. Roberts was also a partner with the Philadelphia Office of Tatum Partners LLC. Prior to joining Tatum Partners, he served from 2001 to 2002 as the Vice President of Business Development for MEDecision, Inc., a software products company providing medical management solutions for managed care organizations. Prior to that, Mr. Roberts held the position of Senior Vice President of Corporate Development and Chief Financial Officer for HealthOnline, Inc. from 1999 to 2001, a provider of web-based community and provider portal and hosting services. From 1995 to 1999, Mr. Roberts was the Chief Financial Officer for the Center for Health Information, a wholly owned subsidiary of PharMerica, Inc., a pharmaceutical services company focused in long term care. Mr. Roberts earned a Bachelor of Science and a master’s degree in business administration from the University of Maine.

Audit Committee Financial Expert

The Board of Directors has determined that the Audit Committee does not currently have a member who qualifies as an “audit committee financial expert” as defined in regulations of the Securities and Exchange Commission (the “SEC”) under the Sarbanes-Oxley Act of 2002. The Company has been searching for, and continues to actively search for, persons to serve on the Company’s Board of Directors and the Audit Committee who would meet all of the requirements of the definition of “audit committee financial expert.” However, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” and competition for these individuals is significant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors to file initial reports of ownership and reports of change of ownership with the SEC. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of copies of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2003 and Form 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 2003, all executive officers and directors were in compliance.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics for all Company directors, officers and employees. The Code of Business Conduct and Ethics is posted on the Company’s website (www.daou.com). This document is also available in print to any shareholder who requests it. Requests should be sent to Investor Relations at Daou Systems, Inc., 412 Creamery Way, Suite 300, Exton, PA 19341. The Company intends to post all amendments to and waivers from provisions of the Code of Business Conduct and Ethics that apply to the Company’s executive officers on its website to satisfy the disclosure requirements of Item 10 of Form 8-K.

Item 11: Executive Compensation.

Summary Compensation Table

The following table shows for the three (3) years ended December 31, 2003 the cash and other compensation awarded to, earned by or paid to (i) the Company’s Chief Executive Officer during 2003, and (ii) each of the executive officers (other than the Chief Executive Officer) who were serving as executive officers at the end of 2003 (collectively, the “Named Executive Officers”):

Summary Compensation Table

Long-Term Compensation
		Annual Compensation		Awards
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options/SARs	All Other Compensation
Daniel J. Malcolm Chief Executive Officer and President (1)	2003 2002 2001	$300,000 240,000 60,000	$100,000 85,000 85,000	250,000 — 850,000	$18,174 5,275 —	(2) (3)

Vincent K. Roach (4) Executive Vice President, Application Services	2003 2002 2001	240,000 240,000 181,667	970,931 1,083,984 858,535	— — —	7,200 1,650 1,992	(3) (3) (3)

John A. Roberts Chief Financial Officer and Secretary	2003 2002 2001	85,610 — —	50,000 — —	— — —	— — —

Neil R. Cassidy (5) Executive Vice President, Chief Financial Officer, and Secretary	2003 2002 2001	110,000 190,000 180,000	25,000 60,000 60,000	— 50,000 25,000	294,695 64,300 13,840	(6) (7) (8)

(1)	Mr. Malcolm was appointed Chief Executive Officer and President of the Company on January 1, 2003.
(2)	Includes $7,200 of contributions made by the Company under its 401(k) plan and $10,974 of additional compensation in connection with the repayment of a promissory note. See “Loans” on page 10.
(3)	Contributions made by the Company under its 401(k) plan.
(4)	Mr. Roach’s bonus compensation is determined according to his employment agreement with the Company, the terms of which are disclosed on pages 7 and 8.
(5)	Mr. Cassidy entered into a separation agreement with the Company on December 31, 2002 and resigned as Executive Vice President, Chief Financial Officer and Secretary of the Company on June 30, 2003.
(6)	Includes $260,000 severance payment pursuant to Mr. Cassidy’s separation agreement with the Company, as disclosed on page 8, accrued but unused vacation pay of $31,905, and contributions of $2,790 made by the Company under its 401(k) plan.
(7)	Includes $61,136 of moving and relocation expense reimbursement; and contributions of $3,300 made by the Company under its 401(k) plan.
(8)	Includes contributions of $3,456 made by the Company under its 401(k) plan.

Option Grant Table

The following table sets forth information concerning stock options awarded to each of the Named Executive Officers during 2003.

Individual Grants
Name	Number of Securities Underlying Options Granted(#)		Percent of Total Options Granted to Employees in 2003	Exercise Price ($/SH))	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
						5%($)	10%($)
Daniel J. Malcolm	250,000	(1)	53%	$0.28	2/10/2013	$44,023	$111,562
Vincent K. Roach	—		—	—	—	—	—
John A. Roberts	—		—	—	—	—	—
Neil R. Cassidy	—		—	—	—	—	—

(1)	100,000 options were granted outside of the Company’s 1996 Stock Option Plan; the exercise price for the options equaled fair market value of the underlying Common Stock on the date of grant; the options vest equally on a monthly basis over a thirty six month period; provided that, if a “change in control” of the Company occurs, then, in most cases, 100% of the unvested stock options would vest immediately.
(2)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC. There can be no assurance that the actual stock price appreciation over the ten-year option term will be at the assumed 5% or 10% levels or at any other level.

Aggregated Fiscal Year-End Option Values

There were no option exercises by any of the Named Executive Officers during the twelve months ended December 31, 2003. The following table sets forth certain information regarding options to purchase shares of Common Stock held as of December 31, 2003 by each of the Named Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2003 (Exercisable/Unexercisable)	Value of Unexercised In-the-Money Options at December 31, 2003 (1) (Exercisable/Unexercisable)
Daniel J. Malcolm	—	—	469,440 /630,560	$195,053/$282,947
Vincent K. Roach	—	—	0 / 0	$0 /$0
John A. Roberts	—	—	0 / 0	$0 /$0
Neil R. Cassidy	—	—	0 /25,000	$0 /$0

(1)	Calculated by determining the difference between the closing bid price of the Common Stock underlying the option as quoted on the Over the Counter Bulletin Board on December 31, 2003 at $0.90 per share and the exercise price of the options.

Director Compensation

On May 21, 2003, the Board voted to increase the fees paid to members according to the following schedule: $1,250 for all Board or committee meetings attended in person, $1,000 for participation on Audit Committee conference calls and $500 for participation on other conference calls. In addition, the Board approved an annual retainer for each Board member as follows: $3,000 for each Board member and $7,500 each for the Chairman of the Board and the audit committee chair. The retainers for the Chairman of the Board and the audit committee chair were increased to $15,000 each on February 12, 2004. In addition, as consideration for serving on the Board, the Company from time to time grants to each outside director options to purchase shares of Common Stock, in each case vesting over three years from the date of issuance. No such grants were made in 2003. The Board is reimbursed for actual out-of-pocket expenses associated with attending Board meetings, according to the Company’s expense reimbursement policy consistent with officers and employees of the Company. The Company may elect to change the cash compensation amounts or grant additional options to directors in the future.

Employment and Other Agreements

Daniel J. Malcolm. Effective July 24, 2001, the Company entered into an employment agreement with Daniel J. Malcolm, Chief Executive Officer and President of the Company. The agreement was amended on February 10, 2003. Mr. Malcolm’s agreement with the Company is “at will” and is subject to certain provisions, including:

•	an annual base salary of $300,000;

•	future bonus at the discretion of the Board and in an amount to be determined by the Board, in accordance with the Company’s Incentive Compensation Plan for senior management;

•	options to purchase 250,000 shares of Common Stock, of which 100,000 options are outside of the Company’s 1996 Stock Option Plan; the exercise price for the options will be the closing price of the Common Stock on the date of the grant; the options vest equally on a monthly basis over a thirty six month period; provided that, if a “change in control” of the Company occurs, then, in most cases, 100% of the unvested stock options would vest immediately;

•	the right to purchase 150,000 shares of Common Stock at the closing price of the Common Stock on July 24, 2001 in accordance with a Restricted Stock Purchase Agreement vesting over a thirty six month period; provided that, if a “change in control” of the Company occurs, then, in most cases, 100% of the unvested restricted stock would vest immediately;

•	options to purchase 850,000 shares of Common Stock, which options are outside of the Company’s 1996 Stock Option Plan; the exercise price for the options will be the closing price of the Common Stock on the date of grant; the options vest as follows: (i) 125,000 options will vest on the sooner of (a) the first date following ten consecutive trading days in which the Common Stock trades at a value of at least $2.50 per share; or (b) six years from the date of grant; (ii) 125,000 options will vest on the sooner of (a) the first date following ten consecutive trading days in which the Common Stock trades at a value of at least $5.00 per share; or (b) six years from the date of grant; and (iii) 600,000 options vest in thirty-six equal increments on the monthly anniversary of the date of grant; provided that, if a “change in control” of the Company occurs, then, in most cases, 100% of the unvested options would vest immediately;

•	additional compensation in an amount equal to Mr. Malcolm’s interest obligations, less applicable taxes, pursuant to the promissory note executed by Mr. Malcolm in favor of the Company; and

•	severance payments to be made in the event Mr. Malcolm’s employment with the Company is terminated without cause or with good reason (as defined in the agreement) in an aggregate amount equal to twelve (12) months’ base salary if termination occurs on or before July 24, 2004, or in an aggregate amount equal to six (6) months base salary if termination is after July 24, 2004. Severance payments are conditional upon Mr. Malcolm executing a release of all claims against the Company, effective as of the termination date.

Vincent K. Roach. Effective June 16, 1998, the Company entered into an employment agreement with Vincent K. Roach, the Company’s Executive Vice President. The employment agreement was amended effective June 1, 2001. Under the amended agreement, Mr. Roach receives:

•	an annual base salary of $240,000;

•	a monthly draw equal to $10,000 and a commission (i) paid quarterly equal to 2.5% of the revenue from the Applications Services business division; plus an additional incentive (ii) paid annually equal to 10% of the operating profits (before interest and taxes) of the Applications Services business division; less (iii) the monthly draws paid to Mr. Roach during the previous fiscal year;

•	the right to purchase 2,500,000 shares of Common Stock at the closing price of the Common Stock on June 1, 2001 in accordance with a Restricted Stock Purchase Agreement vesting over a thirty six month period; provided that, if a “change in control” of the Company occurs, then, in most cases, 100% of the unvested restricted stock would vest immediately; all stock options previously granted to Mr. Roach were cancelled;

•	additional compensation in an amount equal to Mr. Roach’s interest obligations, less applicable taxes, pursuant to the Promissory Note executed by Mr. Roach in favor of the Company;

•	severance payments to be made in the event Mr. Roach’s employment with the Company is terminated without cause (as defined in the agreement) in an aggregate amount equal to the greater of $500,000 or the actual compensation to which Mr. Roach otherwise would have been entitled had he continued his employment with the Company through December 31, 2004. In the event Mr. Roach terminates his employment with the Company for good reason (as defined in the agreement) before December 31, 2004, Mr. Roach will be entitled to severance payments in an amount equal to the base salary, commission and pro-rata additional incentive that he would earn over a twelve month period; and

•	in the event a “change of control” results in the aggregate value of Mr. Roach’s shares (based on 3,199,127 shares owned by Mr. Roach on the effective date of the agreement) of the Company’s common stock is equal to or greater than $5,000,000, or the Company pays the difference of his aggregate value on the date of the “change of control” and $5,000,000, Mr. Roach will, at the direction of the Board of Directors, reduce his total annual compensation to $500,000; or in the event the aggregate value is less than $5,000,000, Mr. Roach will continue to receive his agreed upon compensation based on the base salary, commissions, and additional incentive compensation as described above.

Neil R. Cassidy.     Effective October 2, 2000, the Company entered into an employment agreement with Neil R. Cassidy for services as the Company’s Executive Vice President, Chief Financial Officer and Secretary. The employment agreement was amended on June 1, 2001. The agreement was further amended on July 1, 2002. Under the amended agreement, Mr. Cassidy received an annual base salary of $200,000 and a bonus at the discretion of the Board in accordance with the Company’s Incentive Compensation Plan for senior management.

On December 31, 2002, the Company entered into a separation and release agreement with Mr. Cassidy. The agreement was subsequently amended on March 31, 2003. Under the agreement:

•	Mr. Cassidy resigned his position on June 30, 2003 (the “Separation Date”);

•	Mr. Cassidy received a severance payment in the amount of $260,000;

•	Mr. Cassidy received a bonus payment in the amount of $25,000;

•	On the Separation Date, all unexercised stock options previously granted to Cassidy which have not vested as of the Separation Date and which are set forth in the separation agreement shall vest, and will not expire but shall continue in effect and shall expire on the date set forth in the related stock option agreement; and

•	After the Separation Date, Mr. Cassidy will continue vesting 25,000 Non-Statutory Options per the terms of the original Stock Option Agreement dated December 13, 2001.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or has been an officer or employee of the Company. No current executive officer of the Company has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any other entity that has one or more executive officers serving as a director of the Company or as a member of its Compensation Committee.

Item 12: Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of April 20, 2004 by:

•	each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock;

•	each director of the Company;

•	the Company’s Chief Executive Officer during 2003;

•	the other Named Executive Officers; and

•	all directors and executive officers of the Company as a group.

Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investing power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable community property laws, and their address is 412 Creamery Way, Suite 300, Exton, Pennsylvania 19341.

	Shares Beneficially Owned (1)
Name and Address of Beneficial Owner (1)	Number	Percent
Galen Partners III, L.P. (2)	6,770,736	23.9%
Heartland Advisors, Inc. and William J. Nasgovitz (3)	2,450,000	11.3
Larry R. Ferguson (4)	52,778	*
David W. Jahns (5)	6,888,562	24.2
Daniel J. Malcolm (4)	511,111	2.3
Vincent K. Roach	3,199,527	13.2
James T. Roberto	1,543,400	6.7
John A. Roberts	—	*
Neil R. Cassidy	26,487	*
All directors and executive officers as a group (6)(6 persons)	12,195,379	46.7

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. “Shares Beneficially Owned” includes shares of Common Stock subject to options or warrants exercisable within 60 days of April 20, 2004 as well as shares issuable upon the conversion of Series A Preferred Stock. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire those shares are treated as outstanding only for purposes of determining the number and percent of shares of common stock owned by such person or group.

(2)	Includes:

•	2,181,818 shares of Common Stock issuable upon conversion of Series A Preferred Stock, of which 1,993,234 shares are held by Galen Partners III, L.P., 180,422 shares are held by Galen Partners International III L.P., and 8,162 shares are held by Galen Employee Fund III, L.P.;

•	3,540,000 shares of Common Stock issuable upon exercise of warrants exercisable at $0.01 per share; and

•	861,968 shares of Common Stock, payable as accrued dividends and issuable upon conversion of shares of Series A Preferred Stock. See “Other Transactions” on page 11.

Mr. Jahns is a General Partner of Galen Partners III, L.P. The address of Galen Partners III, L.P. is 610 Fifth Avenue, 5th Floor, Rockefeller Center, New York, NY 10020.

(3)	Data based on information contained in a Schedule 13G filed with the SEC on March 31, 2004 on behalf of Heartland Advisors, Inc. (“Heartland”), William J. Nasgovitz, President and principal shareholder of Heartland (“Nasgovitz”), although Heartland and Nasgovitz do not admit that they constitute a group. The address of Heartland and Nasgovitz is 789 North Water Street, Milwaukee, WI 53202. Heartland may be deemed to beneficially own 2,450,000 shares of Common Stock. Heartland and Nasgovitz each specifically disclaim beneficial ownership of such shares.

(4)	Represents shares issuable under stock options exercisable within 60 days of April 20, 2004.

(5)	Includes 117,239 shares issuable under stock options exercisable within 60 days of April 20, 2004. Mr. Jahns is a general partner of Galen Partners III, L.P. and may be deemed to own beneficially shares that are beneficially owned by Galen Partners.

(6)	Includes an aggregate of 681,128 shares issuable under stock options exercisable within 60 days of April 20, 2004.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2003 with respect to shares of Common Stock to be issued upon the exercise, and the weighted-average exercise price, of all outstanding options and rights granted under our equity compensation plans, as well as the number of shares available for issuance under such plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders (1)	2,577,607	$1.64	2,755,437
Equity Compensation Plans Not Approved by Security Holders (2)	1,850,000	$0.58	0

Total	4,427,607	$1.20	2,755,437

(1)	Equity compensation plans approved by security holders are the 1996 Stock Option Plan (the “1996 Option Plan”) and the Daou Systems, Inc. Employee Stock Purchase Plan (the “ESPP”).
(2)	The Company has entered into individual arrangements outside of the equity plans with certain of its executive officers, directors and other parties providing for options to purchase Company common stock.

Item 13: Certain Relationships and Related Transactions.

Loans

Pursuant to the Sarbanes-Oxley Act of 2002 (the “Act”), the Company will no longer extend credit, or renew an extension of credit, directly or indirectly, to or for executive officers or directors, except for loans in place when the relevant provisions of the Act became effective, and for other permissible exceptions as provided by the Act.

In 2001, the Company sold 4,300,000 shares of restricted Common Stock in private transactions to executive officers of the Company. The per share purchase price was the closing price on the day the sale was made, and the consideration paid by the executive officers in each case was a full recourse note receivable that accrues interest at a rate of 6.75% and is due five years after the date of the purchase. The Company has a repurchase right on the unvested portion of the shares which lapses in equal monthly amounts over a thirty-six month period. The following table summarizes the terms of the transactions:

Name	Date of Purchase	Shares Purchased	Purchase Price Per Share	Aggregate Purchase Price
Vincent K. Roach	June 1, 2001	2,500,000	$0.29	$725,000
James T. Roberto	June 1, 2001	1,500,000	$0.29	$435,000
Neil R. Cassidy	June 1, 2001	150,000	$0.29	$43,500
Daniel J. Malcolm	July 24, 2001	150,000	$0.52	$78,000

In connection with the transactions, the Company agreed to certain registration rights for each purchaser. The Company received collateral for its promissory notes by entering into stock pledge agreements with each of the purchasers. Pursuant to the terms of their employment agreements, the Company agreed to pay additional employment compensation to Messrs. Malcom and Roach in an amount equal to the amount of interest due in accordance with the terms of their notes receivable.

On July 9, 2003, the Company repurchased 300,000 shares of its restricted common stock in private transactions with Messrs. Malcolm and Cassidy. The aggregate cost to the Company was $196,000. In connection with the repurchases, the Company received an aggregate amount of $139,000 for repayment of promissory notes, including principal and interest, relating to the original purchase in 2001 of the shares from the Company. The related stock pledge and registration rights agreements between each person and the Company were terminated.

Other Transactions

In July 1999 the Company issued 2,181,818 shares of Series A Convertible Preferred Stock to Galen Partners and their affiliates for an aggregate amount of $12 million; or $5.50 per share. Holders were initially entitled to receive cumulative dividends at the rate of six percent per annum, generally payable in the form of shares of Series A Preferred Stock until July 26, 2001. The dividend rate increased to 7% on July 26, 2001, to 8% on July 26, 2002, to 9% on July 26, 2003, and will continue to increase an additional 1% on July 26 of each year up to a maximum of 12%. No dividends may be paid on the common stock unless full dividends on the Series A Preferred Stock for the then current dividend period have been either paid or declared with a sum sufficient for the payment set apart.

The holders of the Series A Convertible Preferred Stock vote on an as converted to common stock basis with the holders of common stock. The Series A Preferred stockholders also have a liquidation preference of $5.50 per Series A share, plus any accrued but unpaid dividend. The Company is required to make a best efforts attempt to secure one Board of Director seat for a representative of the holders of Series A Preferred Stock. The holders of Series A Preferred Stock also obtained certain Registration Rights as part of the original financing transaction in July 1999. They have since permanently waived those rights as described below.

As of December 31, 2003, the Company had accrued but undeclared preferred stock dividends of $4.3 million (convertible into shares of Series A Preferred Stock), thereby entitling the holders of the Series A Preferred Stock to a total liquidation preference of $16.3 million.

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

Item 14: Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed for professional services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for 2003 and 2002 and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for 2003 and 2002 totaled approximately $190,000 and $178,000, respectively.

Audit Related Fees. None.

Tax Fees. The aggregate fees billed for tax services rendered by Ernst & Young LLP, including tax compliance, tax advice and tax planning, during 2003 and 2002 totaled approximately $51,000 and $76,000, respectively.

All Other Fees. The aggregate fees billed for professional services rendered by Ernst & Young LLP for other services not included above for 2003 and 2002 were $2,000 and $0, respectively. The services rendered in 2003 related to the review of certain of the Company’s contracts.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditors. The Audit Committee pre-approves all audit and non-prohibited, non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any preapproval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the Audit Committee has received detailed information sufficient to enable the Audit Committee to pre-approve and evaluate such service. The Audit Committee may delegate pre-approval authority to one or more of its members. Any pre-approval decisions made under delegated authority must be communicated to the Audit Committee at or before the next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement in 2003.

Part IV

Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(c) Exhibits

The following exhibits are filed herewith:

Exhibit Index Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2004

DAOU SYSTEMS, INC.

By:	/s/ Daniel J. Malcolm
Daniel J. Malcolm
Chief Executive Officer
(Principal Executive Officer)