Form 10-Q
period 2004-03-31
DAOU SYSTEMS INC
filed 2004-05-14
CIK 1003989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of Registrant’s Common Stock, par value $.001 per share, outstanding as of May 7, 2004: 21,774,711.

Daou Systems, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Daou Systems, Inc.

Condensed Balance Sheets

(In thousands, except for per share data)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,942	$13,045
Investments, available-for-sale	109	102
Accounts receivable, net of allowance for doubtful accounts of $776 and $789 at March 31, 2004 and December 31, 2003, respectively	6,712	8,226
Contract work in progress	119	1,457
Other current assets	467	640

Total current assets	19,349	23,470

Equipment, furniture and fixtures, net	1,125	1,144
Other assets	529	614

Total Assets	$21,003	$25,228

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$2,179	$2,171
Accrued salaries and benefits	1,878	4,063
Deferred revenue	298	1,426

Total current liabilities	4,355	7,660

Long-term liabilities	499	523

Commitments and contingencies	—	—

Stockholders’ equity:
Convertible preferred stock, $.001 par value. Authorized 3,520 shares; issued and outstanding 2,182 shares with a liquidation preference of $16,620 and $16,256, respectively, at March 31, 2004 and December 31, 2003, including accrued dividends	2	2
Common stock, $.001 par value. Authorized 50,000 shares; issued and outstanding 21,636 and 21,583 shares at March 31, 2004 and December 31, 2003, respectively and 1,292 shares held in treasury	22	22
Additional paid-in capital	56,308	55,936
Notes receivable from stockholders	(1,160)	(1,160)
Accumulated other comprehensive loss	(22)	(29)
Accumulated deficit	(39,001)	(37,726)

Total stockholders’ equity	16,149	17,045

Total Liabilities and Stockholders’ Equity	$21,003	$25,228

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.

Condensed Statements of Operations

(In thousands, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue before reimbursements (net revenue)	$8,838	$11,217
Out-of-pocket reimbursements	709	930

Total revenue	9,547	12,147

Cost of revenue before reimbursable expenses	7,122	7,695
Out-of-pocket reimbursable expenses	709	930

Total cost of revenue	7,831	8,625

Gross profit	1,716	3,522

Operating expenses:
Sales and marketing	1,157	1,085
General and administrative	1,513	1,815

	2,670	2,900

(Loss) income from operations	(954)	622
Other income, net	43	52

(Loss) income before income taxes	(911)	674
(Benefit) provision for income taxes	—	—

Net (loss) income	(911)	674
Accrued dividends on preferred stock	(364)	(298)

Net (loss) income available to common stockholders	$(1,275)	$376

(Loss) earnings per share:
Basic	$(0.06)	$0.02

Diluted	$(0.06)	$0.01

Shares used in computing (loss) earnings per share:
Basic	21,337	20,558

Diluted	21,337	25,907

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net (loss) income	$(911)	$674
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	167	175
Amortization of deferred compensation	24	27
Provision for uncollectible accounts	—	51
Changes in operating assets and liabilities:
Accounts receivable	1,514	(709)
Contract work in process	1,338	(265)
Other current assets	166	220
Accounts payable and accrued liabilities	8	(633)
Accrued salaries and benefits	(2,185)	(1,712)
Deferred revenue	(1,128)	(89)
Other	52	—

Net cash used in operating activities	(955)	(2,261)

Investing activities
Purchases of equipment, furniture and fixtures, net	(148)	(62)
Changes in other assets	(8)	(9)

Net cash used in investing activities	(156)	(71)

Financing activities
Proceeds from issuance of common stock	8	8

Net cash provided by financing activities	8	8

Decrease in cash and cash equivalents	(1,103)	(2,324)
Cash and cash equivalents at beginning of period	13,045	12,319

Cash and cash equivalents at end of period	$11,942	$9,995

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Basis of Presentation

The unaudited condensed financial statements of Daou Systems, Inc. (“Daou” or the “Company”) at March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position of the Company at March 31, 2004 and the results of operations for the three-month periods ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations will continue. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2004.

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

Daou Systems, Inc.

Notes to Condensed Financial Statements

(unaudited)

3. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

(In thousands, except per share information)

	Three Months Ended March 31,
	2004	2003
Numerator:
Net (loss) income	$(911)	$674
Preferred stock dividends	364	298

Numerator for basic and diluted (loss) earnings per share – (loss) income available common stockholders	$(1,275)	$376

Denominator:
Weighted-average common shares outstanding	21,615	21,770
Weighted-average unvested common shares subject to repurchase agreements	(278)	(1,212)

Denominator for basic (loss) earnings per share	21,337	20,558

Effect of dilutive securities:
Unvested common shares subject to repurchase agreements	—	1,212
Employee stock options	—	698
Warrants	—	3,439

Dilutive potential common shares	—	5,349

Denominator for diluted (loss) earnings per share – adjusted weighted-average common shares and equivalents	21,337	25,907

Basic (loss) earnings per share	$(0.06)	$0.02

Diluted (loss) earnings per share	$(0.06)	$0.01

For the period ending March 31, 2004, diluted loss per share is unchanged from basic loss per share because the effects of the assumed conversions of Series A Preferred Stock, stock options and warrants would be anti-dilutive.

Options to purchase an additional 2,728,090 shares of common stock were outstanding during the three months ended March 31, 2003 but were not included in the computation of diluted earnings per share for that period because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. In addition, the Series A Preferred Stock and accrued dividends were excluded from diluted earnings per share for the period ending March 31, 2003 as the assumed conversion is anti-dilutive.

Daou Systems, Inc.

Notes to Condensed Financial Statements

(unaudited)

4. Stock-Based Compensation

The Company has stock-based employee compensation plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The following table illustrates the effect on net income available to common shareholders and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended March 31,
	2004	2003
Net (loss) income available to common shareholders before stock-based employee compensation	$(1,275)	$376
Add total stock-based employee compensation determined under APB No. 25	—	—

	(1,275)	376
Deduct total stock-based employee compensation determined under the fair value method for all awards, net of tax	(60)	(317)

Pro forma net (loss) income available to common shareholders	$(1,335)	$59

(Loss) earnings per share:
Basic – as reported	$(0.06)	$0.02

Diluted – as reported	$(0.06)	$0.01

Basic – pro forma	$(0.06)	$—

Diluted – pro forma	$(0.06)	$—

The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004: risk-free interest rate of 3%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 82%; and a weighted-average expected life of the options of five years. For 2003, the following weighted-average assumptions were used: risk-free interest rate of 6%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 138%; and a weighted-average expected life of the options of five years.

Daou Systems, Inc.

Notes to Condensed Financial Statements

(unaudited)

5. Restructuring Plan

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

As of December 31, 2003, the Company’s remaining restructuring liability related to the closure of certain facilities. The future lease obligations relating to the closure of these facilities are payable through June 2005.

The following table summarizes the restructuring and other related charges paid in 2004 and remaining charges in accrued liabilities as of March 31, 2004.

	Restructuring Charges
	Accrued as of December 31, 2003	Payments net of sublease income for three months ended March 31, 2004	Accrued as of March 31, 2004
Costs related to closure and combination of facilities	69,000	1,000	68,000

6. Contingencies

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, four separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. On October 15, 2002, the Court granted the Company’s Motion to Dismiss the class action complaint, with prejudice. The plaintiffs timely noticed appeal and filed their Appellants’ Brief with the Ninth Circuit Court of Appeal on April 9, 2003. On July 2, 2003, Company filed its Respondents’ Brief and Cross-Appeal. The Cross-Appeal challenges the trial court’s failure to assess whether the complaint complied with applicable pleadings standards. After the Appeal and Cross-Appeal were fully briefed, oral arguments were heard before a panel in February 2004. The Company is currently awaiting the court’s decision, which is expected after the second quarter 2004.

As background, a group of shareholders were appointed the lead plaintiff in this federal litigation, and they filed a second amended consolidated class action complaint on January 21, 2000. Their second amended complaint realleges that the Company improperly used the “percentage-of-completion” accounting method for revenue recognition. Claims are pleaded under both the 1933 Securities Act (relating to the Company’s initial public offering) and section 10b of the 1934 Securities Act. The complaint was brought on behalf of a purported class of investors who purchased the Company’s Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts. A Motion to Dismiss the second amended consolidated class action complaint was filed on February 22, 2000. On March 27, 2002, the Court granted the Motion but extended to plaintiffs the opportunity to file a Third Amended Complaint. The plaintiffs filed their Third Amended Complaint on May 16, 2002, to which the Company responded with another Motion to Dismiss. The Motion was filed on June 24, 2002 and challenged the legal sufficiency of the allegations. On October 15, 2002, the Court granted that Motion, this time with prejudice. On October 7, 1998 and October 15, 1998, two separate complaints were filed in the Superior Court of San Diego County, California. These state court complaints mirror the allegations set forth in the federal complaints. They also assert claims for common law fraud and the violation of certain California statutes. As with their federal counterparts, they do not allege specific damage amounts. On April 1, 1999, a Consolidated Amended Class Action was filed on behalf of the same state court plaintiffs, and this new complaint alleges the same factual basis as is asserted in the federal litigation. The state litigation pleads claims for fraud and violations of

Daou Systems, Inc.

Notes to Condensed Financial Statements

(unaudited)

6. Contingencies (continued)

certain California Corporation Code provisions. By stipulation of the parties and order of the court, this state court litigation was stayed pending the outcome of the motion to dismiss the federal lawsuits. The Company believes that the allegations set forth in the federal and state complaints are without merit, and the Company intends to defend against these lawsuits vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of Daou Systems, Inc. You should not place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the word “estimate,” “anticipate,” “hope”, “believe,” “think”, “expect,” “intend”, “plan” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, you should carefully review various risks and uncertainties identified in this report, including the matters set forth under the captions “Risk Factors” and in Daou’s other SEC filings, including those more fully set forth in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of Daou’s Form 10-K for the year ended December 31, 2003 on file with the SEC. These risks and uncertainties could cause Daou’s actual results to differ materially from those indicated in the forward-looking statements. We do not undertake any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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

Overview of the IT industry and material trends impacting the Company’s results of operations

In recent years, the healthcare industry has experienced a slow-down in consulting expenditures as fiscal constraints imposed by federal, state and commercial payers reduced overall industry demand for new IT service consulting projects. Some of these forces and others negatively impacted the demand for certain of our services in the first quarter of 2004. Furthermore, changes in federal, state and commercial payer reimbursement may continue to adversely affect the financial stability of our clients and may impact their ability to contract for and pay for professional services such as those offered by Daou.

Our challenges in the first quarter 2004 were a direct result of the continued softness in the demand for financial and administrative software solutions in the payer market. Our revenue from new implementations and post implementation support declined in each quarter of 2003, and continued in the first quarter 2004. We believe that the downward shift was caused by at least three factors: 1) the consolidation of the commercial payer market, 2) the increasing demand for commercial payers to reduce administrative costs, and 3) the completion of most major claims systems implementations in our market sector. We sustained billable employees not engaged in contracted work in education, training and professional development activities in the first quarter 2004, negatively impacting our gross margin, with the intention of diversifying our service offerings to include business process improvement consulting.

IDNs and hospital systems remained our focus in the provider market. Our traditional infrastructure service line business remained stable in the first quarter 2004 with the completion of a large network infrastructure upgrade project that began in the third quarter 2003. Our revenue is expected to come from smaller projects that are relatively shorter in duration (six months or less).

Our government and integration service revenue had been steadily increasing since the fourth quarter of 2001. However, in the fourth quarter of 2003, there was a delay in congressional approval of the FY 2004 Consolidated

Appropriations Bill (Omnibus) to February 2004, which contained funding for a number of civilian agencies including the Veterans Administration and Health and Human Services. This event forced the deferral of certain government projects until the first and second quarters of 2004, and resulted in a decline in our revenue and gross margin as a result of carrying underutilized professional staff. With congressional approval of the FY 2004 Consolidated Appropriations Bill now complete, we expect revenues and margins from our government services to improve throughout the remainder of 2004.

Market forces outside of our control will continue to be one of our major challenges in 2004. Pricing for professional services continues to be forced downward, fewer IT dollars are available to spend on our services by payers and providers, and government spending on domestic health care initiatives are being delayed in favor of spending requirements from the war efforts in Afghanistan and Iraq. However, we continue to invest in employee training, education and emerging technologies in anticipation of new business opportunities.

Key indicators of our financial condition and operating performance

Utilization of our professional staff, which is the ratio of total billable hours to available hours in a given period, and our ability to manage fixed price contracts, are among our top challenges. We employed 105 billable professionals on March 31, 2004, down from 154 at December 31, 2003 and 167 at March 31, 2003. The salaries and benefits of these staff are recognized in our cost of revenue before reimbursable expenses. Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses. While quarterly revenues declined by 21% in the first quarter 2004 as compared to the first quarter 2003, we worked to balance maintaining enough experienced professionals ready to be deployed when the business opportunities were presented, making appropriate investments in education and training of our employees to remain competitive, while striving to improve utilization.

Selling, general and administrative (SG&A) overhead expenses in the first quarter 2004 were 30% of net revenue. We continue to reduce our general and administrative expenses by managing those costs that are mostly controllable such as staffing, facilities, IT and operating systems. In the first quarter 2004, we reduced our SG&A support staff by seven employees. We continue to make investments in marketing and sales in 2004. We operated one CIO Forum in the first quarter 2004, to support long-term relationship building with our customers. We are dependant on maintaining a solid reputation in the marketplace, personal contacts and the networking of our professionals to develop new business opportunities. We receive valuable feedback from customers, the Advisory Boards, CIO Forums, and other trusted advisors.

Effective February 25, 2004, with the completion of our final contract, we discontinued providing support center management services to hospitals and IDNs. Net revenue from this service line represented approximately 11% of 2003 net revenue and 8% for the quarter ending March 31, 2004 (as a result of completing billable activities on February 25, 2004). As previously disclosed, the decision is consistent with the Company’s strategy to eliminate lower-margin services to enhance overall operating margins and achieve consistent profitability.

Characteristics of our revenue and expenses

We generate substantially all of our revenue from professional services, primarily on a “time and expense” project basis, under which revenue is recognized as the services are performed. Billings for these services occur on a semi-monthly or monthly basis as specified by the contract with a particular customer. Our billing rates are commensurate with the healthcare-domain IT expertise, know-how and skills of our people. Our time and expense projects generally range from three to six months, although certain projects have been for periods in excess of a year. Our network system and payer application system implementation engagements typically average six months, but may vary depending on the size and complexity of the project. We also provided support, management and help desk services in the first quarter 2004 in which revenue is recognized ratably over the period that these services are provided. Our help desk services are billed on a price per call or price per node basis.

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

We bill our customers for out-of-pocket expenses, primarily travel and related expenses incurred with respect to services provided to customers, and have adopted the provisions of the Emerging Issues Task Force (“EITF”) Topic D-103, Income Statement Characterization of Reimbursements for “Out-of-Pocket” Expenses Incurred, issued in November 2001. EITF Topic D-103 states that reimbursements received for out of pocket expenses should be characterized as revenue on the income statement. The application of EITF Topic D-103 does not have an impact on current or previously reported net income (loss) or net income (loss) per share. We will continue to use net revenue (revenue before reimbursements) and cost of revenue before reimbursable expenses to compute percentage and margin calculations, as well as for purposes of comparing the results of operations for the three months ended March 31, 2004 to the three months ended March 31, 2003.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net revenues.

	Three Months Ended March 31,
	2004	2003
Revenue before reimbursements (net revenue)	100%	100%
Cost of revenue before reimbursable expenses	81	69

Gross profit	19	31
Operating expenses:	30	26

(Loss) income from operations	(11)	5
Other income, net	1	1

Net (loss) income	(10)%	6%

Three Months Ended March 31, 2004 and 2003

Net revenue decreased 21% or $2.4 million to $8.8 million for the three months ended March 31, 2004 from $11.2 million for the three months ended March 31, 2003. The decrease from 2003 to 2004 was primarily due to lower professional service revenue as a result of the following factors:

•	a 51% reduction in net revenue from our payer-specific application services due to declining demand and competitive pricing pressure,

•	a 21% reduction of net revenue from our government and integration services due to delayed spending on numerous federal health care initiatives, and

•	a 39% reduction in net revenue due to the discontinuation of our support center management services in February 2004.

The decline in net revenue was partially offset by a 7% increase in infrastructure services during the first quarter of 2004 compared to the first quarter of 2003 as a result of increased demand for these services. During the first quarter of 2004, we completed a large network infrastructure upgrade project that began in the third quarter of 2003.

Services to our five largest customers accounted for $4.1 million of net revenue for the three months ended March 31, 2004, representing 47% of total net revenue, with one customer accounting for 21% of total net revenue. This compares to net revenue from the five largest customers for the three months ended March 31, 2003 totaling $5.1 million, or 45% of total net revenue. As projects are completed, including projects scheduled to be completed during the remainder of 2004, we anticipate that our revenue from these five customers will decline.

Cost of revenue before reimbursable expenses decreased 7%, or $600 thousand, to $7.1 million for the three months ended March 31, 2004 from $7.7 million for the three months ended March 31, 2003. The decrease was primarily attributable to the decision to discontinue providing support center management services in February 2004, offset by severance expense of approximately $100,000 related to the reduction of 14 billable staff from support center management and applications services in the first quarter of 2004. At March 31, 2004, Daou had approximately 105 billable professionals, compared with approximately 167 at March 31, 2003. From time to time, we utilize independent contractors to augment existing staff during periods of peak customer demand. The cost of independent contractors is included in cost of revenue, and with lower revenue, our dependence on independent contractors diminishes.

Gross margin decreased to 19% for the three months ended March 31, 2004 from 31% for the three months ended March 31, 2003. Lower margins were the result of lower professional service revenue (quarterly revenues declined by 21% in the first quarter 2004 as compared to the first quarter 2003) and the postponement to the end of the first quarter 2004 in reducing the number of professional staff.

During the first quarter 2004, sales and marketing expenses remained relatively flat at $1.2 million compared to $1.1 million for the three months ended March 31, 2003. We continue to make investments in marketing and sales through our CIO Forums, Advisory Board and newly released R.A.P.I.D. ™ IT Solutions. R.A.P.I.D. consists of a toolkit of IT consulting solutions utilizing Daou’s experience with infrastructure, integration, applications, project management and best practices in the implementation of mobile health and web services. General and administrative expenses decreased 17%, or $300,000, to $1.5 million for the three months ended March 31, 2004 from $1.8 million for the three months ended March 31, 2003. We continue to control our general and administrative expenses by managing staffing, facilities, IT and operating systems. We reduced our support staff by seven employees at the end of first quarter 2004, resulting in severance charges of approximately $80,000.

Other income, net, was $43,000 and $52,000 for the three months ended March 31, 2004 and 2003, respectively. Other income is primarily interest income on cash and cash equivalents and short-term investments.

Income Taxes

We have a history of losses, which, for income tax purposes, generated sizeable federal and state tax net operating loss (“NOL”) carryforwards, at December 31, 2003, of approximately $27.0 million and approximately $8.2 million, respectively. The federal loss carryforwards will expire beginning 2018 through 2022, and the state loss carryforwards expire from 2004 through 2022, unless previously utilized. Pursuant to generally accepted accounting principles, we previously recorded a valuation allowance against the deferred tax asset associated with these NOL carryforwards as it is more likely than not that we will not be able to utilize the NOL carryforwards to offset future taxes. Due to the size of the NOL carryforwards in relation to our history of unprofitable operations, we have not recognized any of this net deferred tax asset. It is possible that we could be profitable in the future at levels which would cause us to conclude that it is more likely than not that we will be able to realize all or a portion of the NOL carryforwards. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then begin to provide for income taxes at a rate equal to our combined federal and state effective rates, which we believe would approximate 40%. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

Under Section 382 of the Internal Revenue Code, the annual use of our NOL carryforwards may be limited in the event of a cumulative change in ownership of more that 50%. However, we currently do not believe such a limitation will have a material impact on the ultimate utilization of these carryforwards.

Liquidity and Capital Resources

On March 31, 2004, we had working capital of $15 million, a decrease of $800 thousand from $15.8 million on December 31, 2003. The decrease was primarily attributable to the operating loss in the first quarter of 2004.

For the first quarter 2004, net cash used by operating activities was $1 million, compared to net cash used by operating activities of $2.3 million for the first quarter 2003. The change was primarily the result of reduced accounts receivable in line with lower revenue in the period compared to the same period 2003 and the completion of fixed fee projects resulting in a reduction of contract work in process.

Net cash used in investing activities was $156,000 for the quarter ended March 31, 2004, compared to net cash used in investing activities of $71,000 in the comparable prior period. The increase was primarily due to purchasing of fixed assets (upgrading computer systems) in the first quarter 2004.

Net cash provided by financing activities for the first quarter 2004 was the same as in the comparable prior year period.

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

The holders of the Series A Convertible Preferred Stock vote on an as converted to common stock basis with the holders of common stock. The Series A Preferred stockholders also have a liquidation preference of $5.50 per Series A share, plus any accrued but unpaid dividends. We are required to make a best efforts attempt to secure one Board of Director seat for a representative of the holders of Series A Preferred Stock. The holders of Series A Preferred Stock also obtained certain Registration Rights as part of the original financing transaction in July 1999. They have since permanently waived those rights.

As of March 31, 2004, we have accrued but undeclared preferred stock dividends of $4.6 million (payable in kind by the issuance of approximately 839,669 shares of Series A Preferred Stock), thereby entitling the holders of the Series A Preferred Stock to a total liquidation preference of $16.6 million. We are exploring potential alternatives to eliminate the preferred stock position. However, there can be no assurance that we will be able to complete such a transaction on terms that are acceptable to both us and the holders of the preferred stock.

Although we have an accumulated deficit as of March 31, 2004, we believe that our available funds together with anticipated cash from operating activities will be sufficient to meet our operating needs. We have no bank debt or outstanding lines of credit. We may sell additional equity or debt securities or obtain credit facilities. The sale of equity securities or issuance of equity securities in future acquisitions could result in dilution to our stockholders and the incurrence of debt could result in interest expense. However, there can be no assurance that we will be able to sell additional equity or debt securities, or be able to obtain financing on acceptable terms, if at all.

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

Litigation

We are currently involved in legal proceedings regarding shareholder litigation and other general legal proceedings. As discussed in Note 6 of our financial statements, we believe that the lawsuits are without merit and intend to defend against them vigorously. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse effect on our financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of March 31, 2004, in alerting them in a timely manner to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the first quarter of 2004.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, four separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. On October 15, 2002, the Court granted the Company’s Motion to Dismiss the class action complaint, with prejudice. The plaintiffs timely noticed appeal and filed their Appellants’ Brief with the Ninth Circuit Court of Appeal on April 9, 2003. On July 2, 2003, Company filed its Respondents’ Brief and Cross-Appeal. The Cross-Appeal challenges the trial court’s failure to assess whether the complaint complied with applicable pleadings standards. After the Appeal and Cross-Appeal were fully briefed, oral arguments were heard before a panel in February 2004. The Company is currently awaiting the court’s decision, which is expected after the second quarter 2004.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The registrant filed or furnished the following current reports on Form 8-K during the quarter covered by this report:

Form 8-K (items 7 and 12), furnished on March 4, 2004, covering a press release announcing the Company’s financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 14, 2004

Daou Systems, Inc.

By:	/s/ Daniel J. Malcolm
Daniel J. Malcolm
Chief Executive Officer and President

By:	/s/ John A. Roberts
John A. Roberts Chief Financial Officer and Secretary (principal financial and accounting officer)