Form 10-Q
period 2004-06-30
DAOU SYSTEMS INC
filed 2004-08-11
CIK 1003989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of Registrant’s Common Stock, par value $.001 per share, outstanding as of July 30, 2004: 21,788,711.

Daou Systems, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Daou Systems, Inc.

Condensed Balance Sheets

(In thousands, except for per share data)

	June 30, 2004 (unaudited)	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$10,926	$13,045
Investments, available-for-sale	109	102
Accounts receivable, net of allowance for doubtful accounts of $805 and $789 at June 30, 2004 and December 31, 2003, respectively	6,229	8,226
Contract work in progress	151	1,457
Other current assets	745	640

Total current assets	18,160	23,470

Equipment, furniture and fixtures, net	1,092	1,144
Other assets	569	614

Total Assets	$19,821	$25,228

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$1,687	$2,171
Accrued salaries and benefits	2,219	4,063
Deferred revenue	220	1,426

Total current liabilities	4,126	7,660

Long-term liabilities	475	523

Commitments and contingencies	—	—

Stockholders’ equity:
Convertible preferred stock, $.001 par value. Authorized 3,520 shares; issued and outstanding 2,182 shares with a liquidation preference of $16,989 and $16,256, respectively, at June 30, 2004 and December 31, 2003, including accrued dividends	2	2
Common stock, $.001 par value. Authorized 50,000 shares; issued and outstanding 21,781 and 21,583 shares at June 30, 2004 and December 31, 2003, respectively and 1,292 shares held in treasury	22	22
Additional paid-in capital	56,702	55,936
Notes receivable from stockholders	(1,160)	(1,160)
Accumulated other comprehensive loss	(22)	(29)
Accumulated deficit	(40,324)	(37,726)

Total stockholders’ equity	15,220	17,045

Total Liabilities and Stockholders’ Equity	$19,821	$25,228

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.

Condensed Statements of Operations

(In thousands, except for per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue before reimbursements (net revenue)	$6,643	$11,202	$15,481	$22,419
Out-of-pocket reimbursements	595	915	1,304	1,845

Total revenue	7,238	12,117	16,785	24,264

Cost of revenue before reimbursable expenses	4,888	7,089	12,010	14,784
Out-of-pocket reimbursable expenses	595	915	1,304	1,845

Total cost of revenue	5,483	8,004	13,314	16,629

Gross profit	1,755	4,113	3,471	7,635

Operating expenses:
Sales and marketing	810	1,220	1,967	2,305
General and administrative	1,944	2,070	3,457	3,885

	2,754	3,290	5,424	6,190

(Loss) income from operations	(999)	823	(1,953)	1,445
Other income, net	45	50	88	102

(Loss) income before income taxes	(954)	873	(1,865)	1,547
Provision for income taxes	—	15	—	15

Net (loss) income	(954)	858	(1,865)	1,532
Accrued dividends on preferred stock	(369)	(302)	(733)	(600)

Net (loss) income available to common stockholders	$(1,323)	$556	$(2,598)	$932

(Loss) earnings per share:
Basic	$(0.06)	$0.03	$(0.12)	$0.05

Diluted	$(0.06)	$0.02	$(0.12)	$0.04

Shares used in computing (loss) earnings per share:
Basic	21,675	20,813	21,506	20,686

Diluted	21,675	26,324	21,506	26,127

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net (loss) income	$(1,865)	$1,532
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	310	361
Amortization of deferred compensation	40	54
Provision for uncollectible accounts	26	93
Non cash compensation charge	—	10
Changes in operating assets and liabilities:
Accounts receivable	1,971	(821)
Contract work in process	1,306	1,891
Other current assets	(112)	(284)
Accounts payable and accrued liabilities	(576)	(2,689)
Accrued salaries and benefits	(1,844)	(849)
Deferred revenue	(1,206)	(315)
Other	29	43

Net cash used in operating activities	(1,921)	(974)

Investing activities
Purchases of equipment, furniture and fixtures, net	(258)	(156)
Changes in other assets	27	(18)

Net cash used in investing activities	(231)	(174)

Financing activities
Proceeds from issuance of common stock	33	9

Net cash provided by financing activities	33	9

Decrease in cash and cash equivalents	(2,119)	(1,139)
Cash and cash equivalents at beginning of period	13,045	12,319

Cash and cash equivalents at end of period	$10,926	$11,180

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Basis of Presentation

The unaudited condensed financial statements of Daou Systems, Inc. (“Daou” or the “Company”) at June 30, 2004 and for the three- and six-month periods ended June 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position of the Company at June 30, 2004 and the results of operations for the three- and six-month periods ended June 30, 2004 and 2003. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations will continue. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Daou Systems, Inc.

Notes to Condensed Financial Statements

(unaudited)

3. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

(In thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net (loss) income	$(954)	$858	$(1,865)	$1,532
Preferred stock dividends	369	302	733	600

Numerator for basic and diluted (loss) earnings per share – (loss) income available common stockholders	$(1,323)	$556	$(2,598)	$932

Denominator:
Weighted-average common shares outstanding	21,744	21,787	21,680	21,778
Weighted-average unvested common shares subject to repurchase agreements	(69)	(974)	(174)	(1,092)

Denominator for basic (loss) earnings per share	21,675	20,813	21,506	20,686

Effect of dilutive securities:
Unvested common shares subject to repurchase agreements	—	974	—	1,092
Employee stock options	—	1,067	—	891
Warrants	—	3,470	—	3,458

Dilutive potential common shares	—	5,511	—	5,441

Denominator for diluted (loss) earnings per share – adjusted weighted-average common shares and equivalents	21,675	26,324	21,506	26,127

Basic (loss) earnings per share	$(0.06)	$0.03	$(0.12)	$0.05

Diluted (loss) earnings per share	$(0.06)	$0.02	$(0.12)	$0.04

For the three-and-six-month periods ending June 30, 2004, diluted loss per share is unchanged from basic loss per share because the effects of the assumed conversions of Series A Preferred Stock, stock options and warrants would be anti-dilutive.

Options to purchase an additional 2,508,729 and 2,726,229 shares of common stock were outstanding during the three-and-six- month periods ended June 30, 2003, respectively, but were not included in the computation of diluted earnings per share for their respective periods because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. In addition, the Series A Preferred Stock and accrued dividends were excluded from diluted earnings per share for the three- and six-month periods ending June 30, 2003 as the assumed conversion is anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net (loss) income available to common shareholders before stock-based employee compensation	$(1,323)	$556	$(2,598)	$932
Add total stock-based employee compensation determined under APB No. 25	—	10	—	10

	$(1,323)	$566	$(2,598)	$942
Deduct total stock-based employee compensation determined under the fair value method for all awards, net of tax	(50)	(237)	(110)	(554)

Pro forma net (loss) income available to common shareholders	$(1,373)	$329	$(2,708)	$388

(Loss) earnings per share:
Basic – as reported	$(0.06)	$0.03	$(0.12)	$0.05

Diluted – as reported	$(0.06)	$0.02	$(0.12)	$0.04

Basic – pro forma	$(0.06)	$0.02	$(0.13)	$0.02

Diluted – pro forma	$(0.06)	$0.01	$(0.13)	$0.01

The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 82%; and a weighted-average expected life of the options of five years.

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

As of June 30, 2004, the Company’s remaining restructuring liability of $60,000 related to the closure of certain facilities. The future lease obligations relating to the closure of these facilities are payable through June 2005.

Daou Systems, Inc.

Notes to Condensed Financial Statements

(unaudited)

6. Commitments

On June 29, 2004, the Company’s Board of Directors approved a plan to transition from Daniel J. Malcolm to Vincent K. Roach as Daou’s President and Chief Executive Officer. The planned transition was completed on July 19, 2004. In connection therewith, Mr. Malcolm will receive a severance payment defined in his employment agreement with the Company equal to one year’s salary, payable semi-monthly, subject to acceleration in the event of a change-in-control of the Company. In addition, certain unvested stock options immediately vested. Mr. Malcolm provided a general release and waiver of liability against the Company. In addition, Mr. Malcolm resigned from the Board of Directors effective July 19, 2004. The Company recorded a charge of $300,000 in the second quarter of 2004 related to this severance obligation. This charge is included in general and administrative expenses.

Vincent K. Roach, former Executive Vice President, was promoted to the position of President and Chief Executive Officer, effective July 19, 2004. The Company and Mr. Roach are currently negotiating an amended employment agreement for Mr. Roach.

7. Contingencies

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

As background, a group of shareholders were appointed the lead plaintiff in this federal litigation, and they filed a second amended consolidated class action complaint on January 21, 2000. Their second amended complaint realleges that the Company improperly used the “percentage-of-completion” accounting method for revenue recognition. Claims are pleaded under both the 1933 Securities Act (relating to the Company’s initial public offering) and section 10b of the 1934 Securities Act. The complaint was brought on behalf of a purported class of investors who purchased the Company’s Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts. A Motion to Dismiss the second amended consolidated class action complaint was filed on February 22, 2000. On March 27, 2002, the Court granted the Motion but extended to plaintiffs the opportunity to file a Third Amended Complaint. The plaintiffs filed their Third Amended Complaint on May 16, 2002, to which the Company responded with another Motion to Dismiss. The Motion was filed on June 24, 2002 and challenged the legal sufficiency of the allegations. On October 15, 2002, the Court granted that Motion, this time with prejudice. On October 7, 1998 and October 15, 1998, two separate complaints were filed in the Superior Court of San Diego County, California. These state court complaints mirror the allegations set forth in the federal complaints. They also assert claims for common law fraud and the violation of certain California statutes. As with their federal counterparts, they do not allege specific damage amounts. On April 1, 1999, a Consolidated Amended Class Action was filed on behalf of the same state court plaintiffs, and this new complaint alleges the same factual basis as is asserted in the federal litigation. The state litigation pleads claims for fraud and violations of certain California Corporation Code provisions By stipulation of the parties and order of the court, this state court litigation was stayed pending the outcome of the motion to dismiss the federal lawsuits. The Company believes that the allegations set forth in the federal and state complaints are without merit, and the Company intends to defend

Daou Systems, Inc.

Notes to Condensed Financial Statements

(unaudited)

7. Contingencies (continued)

against these lawsuits vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The Company filed a Motion to Dismiss the First Amended Complaint on April 24, 2002. The Court conducted a hearing on June 7, 2002 and granted the motion. On July 23, 2002, plaintiffs filed a Notice of Appeal, but later abandoned their appeal in favor of refiling their lawsuit in San Diego County Superior Court. The parties stipulated to a stay of this lawsuit and submission of the matter to arbitration before the American Arbitration Association. The court approved that stipulation and stayed all proceedings by order dated July 22, 2003. On October 6, 2003, plaintiffs filed a Statement of Claim with the American Arbitration Association, the gravaman of which is the same as the former complaint filed in Bergen County, New Jersey and San Diego County Superior Court. The Statement of Claim alleges compensatory damages in the amount of $1,094,600 and also prays for punitive damages as well as attorneys’ fees and costs. On December 3, 2003, the Company filed an answer to the Statement of Claim, generally denying the allegations and alleging certain affirmative defenses. All parties agreed to the appointment of an arbitrator. A preliminary hearing was conducted on February 3, 2004, during which the parties agreed to the scope of written and oral discovery and how the arbitration would proceed. Arbitration was set for July 26, 2004, however, the plaintiff requested, and was granted, a delay in the proceedings to October 2004. The Company believes that the allegations set forth in the Statement of Claim and its predecessor complaints are without merit, and the Company intends to defend against the arbitration vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

On June 29, 2004, the Company’s Board of Directors approved a plan to transition from Daniel J. Malcolm to Vincent K. Roach as Daou’s President and Chief Executive Officer. The planned transition was completed on July 19, 2004. In connection therewith, Mr. Malcolm will receive a severance payment defined in his employment agreement with the Company equal to one year’s salary, payable semi-monthly, subject to acceleration in the event of a change-in-control of the Company. In addition, certain unvested stock options immediately vested. Mr. Malcolm provided a general release and waiver of liability against the Company. In addition, Mr. Malcolm resigned from the Board of Directors effective July 19, 2004. The Company recorded a charge of $300,000 in the second quarter of 2004 related to this severance obligation. This charge is included in general and administrative expenses.

Vincent K. Roach, former Executive Vice President, was promoted to the position of President and Chief Executive Officer, effective July 19, 2004. The Company and Mr. Roach are currently negotiating an amended employment agreement for Mr. Roach.

Overview of the IT industry and material trends impacting the Company’s results of operations

In recent years, the healthcare industry has experienced a slow-down in consulting expenditures as fiscal constraints imposed by federal, state and commercial payers reduced overall industry demand for new IT service consulting projects. Some of these forces and others negatively impacted the demand for certain of our services in the first and second quarters of 2004. Furthermore, changes in federal, state and commercial payer reimbursement may continue to adversely affect the financial stability of our clients and may impact their ability to contract for and pay for professional services such as those offered by Daou.

Our challenges in the second quarter 2004 were a result of the previously announced discontinuation of our support center management services, the completion of a large network upgrade project, the continued softness in the demand for new implementations of financial and administrative software solutions in the payer market, and the delays and resulting decline in activity with federal government healthcare. In the second quarter 2004, we sustained billable employees not engaged in contract work in education, training and professional development activities, thereby negatively impacting our gross margin, as we began the process of diversifying our service offerings to include business process improvement consulting, wireless and mobile computing, and other related IT consulting services.

Market forces outside of our control will continue to be one of our major challenges in 2004. Fewer IT dollars are available to spend on our services by payers and providers, causing prices for professional services to continue a downward push as a result of greater competition. Government spending on domestic health care initiatives is being delayed in favor of spending requirements from the war efforts in Afghanistan and Iraq. However, we continue to invest in employee training, education and emerging technologies in anticipation of new business opportunities.

Key indicators of our financial condition and operating performance

Utilization of our professional staff, which is the ratio of total billable hours to available hours in a given period, and our ability to manage fixed price contracts, are among our top challenges. We employed 103 billable professionals on June 30, 2004, down from 105 at March 31, 2004, 154 at December 31, 2003 and 163 at June 30, 2003. The salaries and benefits of this staff are recognized in our cost of revenue before reimbursable expenses. Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses. While quarterly revenues declined by 41% in the second quarter 2004 as compared to the second quarter 2003, we worked to balance maintaining enough experienced professionals ready to be deployed when the business opportunities were presented, making appropriate investments in education and training of our employees to remain competitive, while striving to protect our gross margin.

Effective February 25, 2004, with the completion of our final contract, we discontinued providing support center management services to hospitals and Integrated Delivery Networks. Net revenue from this service line represented approximately 11% of 2003 net revenue. We experienced the full impact of this decision on our revenue in the second quarter 2004.

Selling, general and administrative (SG&A) overhead expenses decreased in the second quarter 2004 by 16% compared to the second quarter 2003, however, these expenses increased as a percentage of net revenue to 41% of net revenue. We had a one-time charge of $300,000 related to severance costs for our former Chief Executive Officer. We intend to reduce our general and administrative expenses by managing those costs that are mostly controllable such as staffing, facilities, IT and operating systems in order to more closely align these costs with net revenue.

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

We bill our customers for out-of-pocket expenses, primarily travel and related expenses incurred with respect to services provided to customers, and have adopted the provisions of the Emerging Issues Task Force (“EITF”) Topic D-103, Income Statement Characterization of Reimbursements for “Out-of-Pocket” Expenses Incurred, issued in November 2001. EITF Topic D-103 states that reimbursements received for out of pocket expenses should be characterized as revenue on the income statement. The application of EITF Topic D-103 does not have an impact on current or previously reported net income (loss) or net income (loss) per share. We will continue to use net revenue (revenue before reimbursements) and cost of revenue before reimbursable expenses to compute percentage and margin calculations, as well as for purposes of comparing the results of operations for the three- and six-months ended June 30, 2004 to the three- and six-months ended June 30, 2003.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue before reimbursements (net revenue)	100%	100%	100%	100%
Cost of revenue before reimbursable expenses	74	63	78	66

Gross profit	26	37	22	34
Operating expenses:	41	29	35	28

(Loss) income from operations	(15)	8	(13)	6
Other income, net	1	—	1	1

Net (loss) income	(14)%	8%	(12)%	7%

Three Months Ended June 30, 2004 and 2003

Our net revenue decreased 41% or $4.6 million to $6.6 million for the three months ended June 30, 2004 from $11.2 million for the three months ended June 30, 2003. The decrease was primarily due to the discontinuation of our support center management services, the completion of a large network upgrade project, the continued softness in the demand for new implementations of financial and administrative software solutions in the payer market, and the delays and resulting decline in our activity with federal government health care.

Services to our five largest customers accounted for $2.0 million of net revenue for the three months ended June 30, 2004, representing 31% of total net revenue, with no one customer accounting for more than 10% of total net revenue. This compares to net revenue from the five largest customers for the three months ended June 30, 2003 totaling $5.6 million, or 50% of total net revenue. With the discontinuation of our support center management services and the completion of large network upgrade projects, revenues are becoming less concentrated among a small group of customers.

Cost of revenue before reimbursable expenses decreased 31% or $2.2 million to $4.9 million for the three months ended June 30, 2004 from $7.1 million for the three months ended June 30, 2003. This was attributable primarily to 1) a decrease in our billable workforce to 103 professionals in the second quarter 2004 from 163 in the second quarter of 2003, and 2) a decrease in direct material costs by $0.7 million in the second quarter 2004 compared to the second quarter of 2003 as a result of the completion of a large network upgrade project at the end of the first quarter 2004.

Gross margin was 26% in the second quarter of 2004, compared to 37% in the second quarter of 2003. We experienced lower margins on professional services related to infrastructure services, managed care system implementation services, and government healthcare integration services. Lower margins were attributable to downward pricing pressure for professional IT services and lower utilization of professional staff as a result of weakening demand for these services.

Second quarter 2004 operating results reflected a reduced level of marketing and business development expenses as we attempt to lower our controllable costs as a result of declining revenue. During the second quarter 2004, sales and marketing expenses decreased 34% or $400,000 to $800,000 for the three months ended June 30, 2004 from $1.2 million from the three months ended June 30, 2003.

General and administrative expenses decreased 6%, or $100,000, to $1.9 million for the three months ended June 30, 2004 from $2.0 million for the three months ended June 30, 2003, as we continue to manage those costs that are mostly controllable such as staffing, facilities, and operational overhead. We had a one-time expense of $300,000 in the period due to severance obligations to our former Chief Executive Officer.

Six Months Ended June 30, 2004 and 2003

Our net revenue decreased 31% or $6.9 million to $15.5 million for the six months ended June 30, 2004 from $22.4 million for the six months ended June 30, 2003. The decrease was primarily due to the discontinuation of our support center management services, the completion of a large network upgrade project, the continued softness in the demand for new implementations of financial and administrative software solutions in the payer market, and the delays and resulting decline in our activity with federal government health care.

Services to our five largest customers accounted for $5.8 million of net revenue for the six months ended June 30, 2004, representing 37% of total net revenue, with one customer accounting for 13% of total net revenue. This compares to net revenue from the five largest customers for the six months ended June 30, 2003 totaling $10.6 million, or 47% of total net revenue. With the discontinuation of our support center management services and the completion of large network upgrade projects, revenues are becoming less concentrated among a small group of customers.

Cost of revenue before reimbursable expenses decreased 19%, or $2.8 million, to $12 million on revenue of $15.5 million for the six months ended June 30, 2003, from $14.8 million on revenue of $22.4 million for the six months ended June 30, 2003. The decrease in cost of revenue was attributable primarily to the reduction in our billable workforce. Additionally, we had a decrease in direct material costs of $300,000 in the period, and a decrease of $300,000 in third party sub-contractor costs.

Gross margin decreased to 22% for the six months ended June 30, 2004 compared to 34% for the six months ended June 30, 2003. We experienced lower margins on professional services related to infrastructure services, managed care system implementation services and government healthcare integration services, offset by higher margins in our support center management services as a result of final billings related to the completion of one large contract. Lower margins were attributable to downward pricing pressure for professional IT services and lower utilization of professional staff as a result of weakening demand for these services.

Operating results reflected a reduced level of marketing and business development expenses as we attempt to lower our controllable costs as a result of declining revenue. During the first six months of 2004, sales and marketing expenses decreased $300,000 to $2.0 million for the six months ended June 30, 2004 from $2.3 million for the six months ended June 30, 2003.

General and administrative expenses decreased 11%, or $400,000, to $3.5 million for the six months ended June 30, 2004 from $3.9 million for the six months ended June 30, 2003. General and administrative expenses for the six months ended June 30, 2004 reflected savings in employee-related costs attributable to our decision in March 2004 to decrease the size of our administrative and management staff, and was partially offset by certain one-time expenses due to severance obligations to our former Chief Executive Officer and other administrative and management staff. We expect to realize incremental savings in future periods as a result of these actions.

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

Liquidity and Capital Resources

On June 30, 2004, we had working capital of $14 million, a decrease of $1.8 million from $15.8 million on December 31, 2003. The decrease was primarily attributable to the operating loss for the six months ended June 30, 2004.

For the six months ended June 30, 2004, net cash used by operating activities was $1.9 million, compared to net cash used by operating activities of $1.0 million for the six months ended June 30, 2003. The change was primarily the result of reduced accounts receivable in line with lower revenue in the period compared to the same period 2003 and the completion of fixed fee projects resulting in a reduction of contract work in process.

Net cash used in investing activities was $231,000 for the six months ended June 30, 2004, compared to net cash used in investing activities of $174,000 in the comparable prior period. The increase was primarily due to the purchase of fixed assets (upgrading computer systems) in 2004.

Net cash provided by financing activities for the six months ended June 30, 2004 increased to $33,000 from $9,000 in the comparable prior period.

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

As of June 30, 2004, we have accrued but undeclared preferred stock dividends of $5.0 million (payable in kind by the issuance of approximately 906,568 shares of Series A Preferred Stock), thereby entitling the holders of the Series A Preferred Stock to a total liquidation preference of $17.0 million.

We are continuing to evaluate ways to improve our financial structure. Although we have an accumulated deficit as of June 30, 2004, we believe that our available funds together with anticipated cash from operating activities will be sufficient to meet our operating needs. We have no bank debt or outstanding lines of credit. We may sell additional equity or debt securities or obtain credit facilities. The sale of equity securities or issuance of equity securities in future acquisitions could result in dilution to our stockholders and the incurrence of debt could result in interest expense. However, there can be no assurance that we will be able to sell additional equity or debt securities, or be able to obtain financing on acceptable terms, if at all.

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

Litigation

We are currently involved in legal proceedings regarding shareholder litigation and other general legal proceedings. As discussed in Note 7 of our financial statements, we believe that the lawsuits are without merit and intend to defend against them vigorously. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse effect on our financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of June 30, 2004, in alerting them in a timely manner to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the second quarter of 2004.

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

The Company filed a Motion to Dismiss the First Amended Complaint on April 24, 2002. The Court conducted a hearing on June 7, 2002 and granted the motion. On July 23, 2002, plaintiffs filed a Notice of Appeal, but later abandoned their appeal in favor of refiling their lawsuit in San Diego County Superior Court. The parties stipulated to a stay of this lawsuit and submission of the matter to arbitration before the American Arbitration Association. The court approved that stipulation and stayed all proceedings by order dated July 22, 2003. On October 6, 2003, plaintiffs filed a Statement of Claim with the American Arbitration Association, the gravaman of which is the same as the former complaint filed in Bergen County, New Jersey and San Diego County Superior Court. The Statement of Claim alleges compensatory damages in the amount of $1,094,600 and also prays for punitive damages as well as attorneys’ fees and costs. On December 3, 2003, the Company filed an answer to the Statement of Claim, generally denying the allegations and alleging certain affirmative defenses. All parties agreed to the appointment of an arbitrator. A preliminary hearing was conducted on February 3, 2004, during which the parties agreed to the scope of written and oral discovery and how the arbitration would proceed. Arbitration was set for July 26, 2004, however, the plaintiff requested, and was granted, a delay in the proceedings to October 2004. The Company believes that the allegations set forth in the Statement of Claim and its predecessor complaints are without merit, and the Company intends to defend against the arbitration vigorously. No assurance as to the outcome of this matter can be given, however, and an unfavorable resolution of this matter could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On July 19, 2004, James T. Roberto resigned from the Board of Directors. His term as a member of the Board was to expire on July 22, 2004, the date of our annual meeting of shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description
10.34	General Release, dated effective July 19, 2004 between Registrant and Daniel J. Malcolm

31.1	Certification of Vincent K. Roach required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of John A. Roberts required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Vincent K. Roach required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of John A. Roberts required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Current Reports on Form 8-K.

The registrant filed or furnished the following current reports on Form 8-K during the quarter covered by this report:

Form 8-K (items 7 and 12), filed on May 13, 2004, covering a press release announcing the Company’s financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 11, 2004

Daou Systems, Inc.

By:	/s/ Vincent K. Roach
Vincent K. Roach
Chief Executive Officer and President

By:	/s/ John A. Roberts
John A. Roberts
Chief Financial Officer and
Secretary (principal financial and accounting officer)