Form 10-Q
period 2004-09-30
DAOU SYSTEMS INC
filed 2004-11-12
CIK 1003989

DRAFT 11/11/2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of Registrant’s Common Stock, par value $.001 per share, outstanding as of October 29, 2004: 21,815,378.

Daou Systems, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Daou Systems, Inc.

Condensed Balance Sheets

(In thousands, except for per share data)

	September 30, 2004 (unaudited)	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$10,813	$13,045
Investments, available-for-sale	109	102
Accounts receivable, net of allowance for doubtful accounts of $629 and $789 at September 30, 2004 and December 31, 2003, respectively	5,564	8,226
Contract work in progress	354	1,457
Other current assets	637	640

Total current assets	17,477	23,470

Equipment, furniture and fixtures, net	1,021	1,144
Other assets	961	614

Total Assets	$19,459	$25,228

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$2,349	$2,171
Accrued salaries and benefits	2,183	4,063
Deferred revenue	604	1,426

Total current liabilities	5,136	7,660
Long-term liabilities	451	523

Commitments and contingencies	—	—

Stockholders’ equity:
Convertible preferred stock, $.001 par value. Authorized 3,520 shares; issued and outstanding 2,182 shares with a liquidation preference of $17,400 and $16,256, respectively, at September 30, 2004 and December 31, 2003, including accrued dividends	2	2
Common stock, $.001 par value. Authorized 50,000 shares; issued and outstanding 21,815 and 21,583 shares at September 30, 2004 and December 31, 2003, respectively and 1,292 shares held in treasury	22	22
Additional paid-in capital	57,118	55,936
Notes receivable from stockholders	(1,160)	(1,160)
Accumulated other comprehensive loss	(22)	(29)
Accumulated deficit	(42,088)	(37,726)

Total stockholders’ equity	13,872	17,045

Total Liabilities and Stockholders’ Equity	$19,459	$25,228

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.

Condensed Statements of Operations

(In thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue before reimbursements (net revenue)	$5,631	10,127	$21,112	$32,546
Out-of-pocket reimbursements	486	761	1,790	2,606

Total revenue	6,117	10,888	22,902	35,152

Cost of revenue before reimbursable expenses	4,513	7,014	16,523	21,798
Out-of-pocket reimbursable expenses	486	761	1,790	2,606

Total cost of revenue	4,999	7,775	18,313	24,404

Gross profit	1,118	3,113	4,589	10,748

Operating expenses:
Sales and marketing	707	1,112	2,674	3,417
General and administrative	1,813	1,659	5,270	5,544
Restructuring credits	—	(252)	—	(252)

	2,520	2,519	7,944	8,709

(Loss) income from operations	(1,402)	594	(3,355)	2,039
Other income, net	49	54	137	156

(Loss) income before income taxes	(1,353)	648	(3,218)	2,195
Provision for income taxes	—	8	—	23

Net (loss) income	(1,353)	640	(3,218)	2,172
Accrued dividends on preferred stock	(411)	(309)	(1,144)	(909)

Net (loss) income available to common stockholders	$(1,764)	$331	$(4,362)	$1,263

(Loss) earnings per share:
Basic	$(0.08)	$0.02	$(0.20)	$0.06

Diluted	$(0.08)	$0.01	$(0.20)	$0.05

Shares used in computing (loss) earnings per share:
Basic	21,793	20,842	21,603	20,739

Diluted	21,793	26,682	21,603	26,288

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities
Net (loss) income	$(3,218)	$2,172
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	449	511
Amortization of deferred compensation	40	81
Provision for uncollectible accounts	(142)	143
Non cash compensation charge	—	10
Changes in operating assets and liabilities:
Accounts receivable	2,804	(1,002)
Contract work in process	1,103	(840)
Other current assets	3	(261)
Accounts payable and accrued liabilities	84	(3,369)
Accrued salaries and benefits	(1,880)	(741)
Deferred revenue	(822)	2,710
Other	(339)	(87)

Net cash used in operating activities	(1,918)	(673)

Investing activities
Purchases of equipment, furniture and fixtures, net	(326)	(210)
Changes in other assets	(26)	30

Net cash used in investing activities	(352)	(180)

Financing activities
Proceeds from issuance of common stock	38	17
Repurchase of restricted stock, net of notes receivable	—	(74)

Net cash provided by (used in) financing activities	38	(57)

Decrease in cash and cash equivalents	(2,232)	(910)
Cash and cash equivalents at beginning of period	13,045	12,319

Cash and cash equivalents at end of period	$10,813	$11,409

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Basis of Presentation

The unaudited condensed financial statements of Daou Systems, Inc. (“Daou” or the “Company”) at September 30, 2004 and for the three- and nine-month periods ended September 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position of the Company at September 30, 2004 and the results of operations for the three- and nine-month periods ended September 30, 2004 and 2003. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations will continue. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Daou Systems, Inc.

Notes to Condensed Financial Statements

(unaudited)

3. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

(In thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net (loss) income	$(1,353)	$640	$(3,218)	$2,172
Preferred stock dividends	411	309	1,144	909

Numerator for basic and diluted (loss) earnings per share – (loss) income available common stockholders	$(1,764)	$331	$(4,362)	$1,263

Denominator:
Weighted-average common shares outstanding	21,793	21,542	21,718	21,699
Weighted-average unvested common shares subject to repurchase agreements	—	(700)	(115)	(960)

Denominator for basic (loss) earnings per share	21,793	20,842	21,603	20,739

Effect of dilutive securities:
Unvested common shares subject to repurchase agreements	—	700	—	960
Employee stock options	—	1,649	—	1,116
Warrants	—	3,491	—	3,473

Dilutive potential common shares	—	5,840	—	5,549

Denominator for diluted (loss) earnings per share – adjusted weighted-average common shares and equivalents	21,793	26,682	21,603	26,288

Basic (loss) earnings per share	$(0.08)	$0.02	$(0.20)	$0.06

Diluted (loss) earnings per share	$(0.08)	$0.01	$(0.20)	$0.05

For the three- and nine- month periods ending September 30, 2004, diluted loss per share is unchanged from basic loss per share because the effects of the assumed conversions of Series A Preferred Stock, stock options and warrants would be anti-dilutive.

Options to purchase an additional 1,496,247 and 1,499,747 shares of common stock were outstanding during the three- and nine- month periods ended September 30, 2003, respectively, but were not included in the computation of diluted earnings per share for their respective periods because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. In addition, the Series A Preferred Stock and accrued dividends were excluded from diluted earnings per share for the three- and nine-month periods ending September 30, 2003 as the assumed conversion is anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net (loss) income available to common shareholders before stock-based employee compensation	$(1,764)	$331	$(4,362)	$1,263
Add total stock-based employee compensation determined under APB No. 25	—	—	—	10

	$(1,764)	$331	$(4,362)	$1,273
Deduct total stock-based employee compensation determined under the fair value method for all awards, net of tax	(61)	(419)	(171)	(973)

Pro forma net (loss) income available to common shareholders	$(1,825)	$(88)	$(4,533)	$300

(Loss) earnings per share:
Basic – as reported	$(0.08)	$0.02	$(0.20)	$0.06

Diluted – as reported	$(0.08)	$0.01	$(0.20)	$0.05

Basic – pro forma	$(0.08)	$—	$(0.21)	$0.01

Diluted – pro forma	$(0.08)	$—	$(0.21)	$0.01

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

As of September 30, 2004, the Company’s remaining restructuring liability was $56,000 related to the closure of certain facilities. The future lease obligations relating to the closure of these facilities are payable through June 2005.

Daou Systems, Inc.

Notes to Condensed Financial Statements

(unaudited)

6. Commitments

On June 29, 2004, the Company’s Board of Directors approved a plan to transition from Daniel J. Malcolm to Vincent K. Roach as Daou’s President and Chief Executive Officer. The planned transition was completed on July 19, 2004. In connection with the transaction, Mr. Malcolm receives a severance payment in accordance with his employment agreement with the Company equal to one year’s salary, payable semi-monthly, subject to acceleration in the event of a change-in-control of the Company. In addition, certain unvested stock options immediately vested. Mr. Malcolm provided a general release and waiver of liability against the Company. In addition, Mr. Malcolm resigned from the Board of Directors effective July 19, 2004. The Company recorded a charge of $300,000 in the second quarter of 2004 related to this severance obligation. This charge is included in general and administrative expenses.

Vincent K. Roach, former Executive Vice President, was promoted to the position of President and Chief Executive Officer, effective July 19, 2004. The Company entered into a new employment agreement with Mr. Roach on August 13, 2004, which provides for base salary through December 31, 2004 at the annualized rate of $750,000, less compensation already paid for calendar year 2004. Mr. Roach will also be paid an additional $444,000 in connection with expanded post-employment non-compete arrangements in bi-weekly installments until December 31, 2004. Mr. Roach’s base salary plus the payment for post-employment non-compete arrangements is approximately equivalent to the amount Mr. Roach would have been paid under his prior employment contract with the Company. Pursuant to the new employment agreement, commencing January 1, 2005, Mr. Roach will be paid an annualized base salary of $300,000. The Board of Directors, in its sole discretion, may pay Mr. Roach a discretionary bonus in an amount to be determined by the Board of Directors from time to time. Mr. Roach will also be eligible to earn retention bonuses if the Company completes a strategic transaction while Mr. Roach is President and Chief Executive Officer. The amount of each retention bonus would be based upon the nature of the transaction and the amount of proceeds received by the Company or its shareholders in each transaction and could range from 5% of the amount of proceeds received by the Company or its shareholders in the transaction up to a cumulative maximum of $2,500,000. In the event that Mr. Roach’s employment with the Company terminates without cause or good reason, or if a calendar year ends prior to the closing of a transaction, the Board of Directors, in its sole discretion, may pay Mr. Roach a discretionary bonus in an amount to be determined by the Board of Directors. The Company may terminate Mr. Roach’s employment at any time for cause or because of Mr. Roach’s death or disability, provided that the Company will pay Mr. Roach or his estate within thirty days after the effective date of termination his base salary and any retention bonus earned through the date of termination. In the event the Company terminates Mr. Roach’s employment for a reason other than cause, death or disability or Mr. Roach terminates his employment for good reason prior to December 31, 2004, Mr. Roach will receive his base salary, additional compensation and any earned retention bonus through December 31, 2004. If such a termination occurs after December 31, 2004, Mr. Roach will receive any earned retention bonus and a severance payment of $300,000, unless Mr. Roach has already received retention bonuses aggregating at least $300,000. Payments under these provisions are subject to Mr. Roach executing a release of all claims in favor of the Company.

7. Contingencies

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, four separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. On October 15, 2002, the Court granted the Company’s Motion to Dismiss the class action complaint, with prejudice. The plaintiffs timely noticed appeal and filed their Appellants’ Brief with the Ninth Circuit Court of Appeal on April 9, 2003. On July 2, 2003, the Company filed its Respondents’ Brief and Cross-Appeal. The Cross-Appeal challenges the trial court’s failure to assess whether the complaint complied with applicable pleadings standards. After the Appeal and Cross-Appeal were fully briefed, oral arguments were heard before a panel in February 2004. The Company is currently awaiting the court’s decision, which is expected in early 2005.

Daou Systems, Inc.

Notes to Condensed Financial Statements

(unaudited)

7. Contingencies (continued)

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

The Company filed a Motion to Dismiss the First Amended Complaint on April 24, 2002. The Court conducted a hearing on June 7, 2002 and granted the motion. On July 23, 2002, plaintiffs filed a Notice of Appeal, but later abandoned their appeal in favor of refiling their lawsuit in San Diego County Superior Court. The parties stipulated to a stay of this lawsuit and submission of the matter to arbitration before the American Arbitration Association. The court approved that stipulation and stayed all proceedings by order dated July 22, 2003. On October 6, 2003, plaintiffs filed a Statement of Claim with the American Arbitration Association, the gravaman of which is the same as the former complaint filed in Bergen County, New Jersey and San Diego County Superior Court. The Statement of Claim alleges compensatory damages in the amount of $1,094,600 and also prays for punitive damages as well as attorneys’ fees and costs. On December 3, 2003, the Company filed an answer to the Statement of Claim, generally denying the allegations and alleging certain affirmative defenses. All parties agreed to the appointment of an arbitrator. A preliminary hearing was conducted on February 3, 2004, during which the parties agreed to the scope of written and oral discovery and how the arbitration would proceed. Arbitration was set for July 26, 2004, however, the plaintiff requested, and was granted, a delay in the proceedings. The parties are finalizing a settlement agreement which is expected to be signed in November 2004. The agreement represents a compromise of the disputed claims and is not to be considered as any admission of fault or liability on the part of either party. The Company has recorded a charge of $250,000 in the third quarter of 2004 which represents management’s estimate of the Company’s requirements under the proposed settlement agreement. This charge is included in general and administrative expenses in the third quarter 2004.

Daou Systems, Inc.

Notes to Condensed Financial Statements

(unaudited)

7. Contingencies (continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of Daou Systems, Inc. You should not place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the word “estimate,” “anticipate,” “hope”, “believe,” “think”, “expect,” “intend”, “plan” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and certain assumptions and entail various risks and uncertainties, including risks and uncertainties relating to: the Company’s ability to achieve a successful sales program and to obtain new customer contracts; the long sales cycle in obtaining new customers and larger contracts; industry spending patterns and market conditions, including seasonal trends; the reduction in size, delay in commencement or loss or termination of one or more significant projects; the management of the Company’s operations; management of future growth; the Company’s ability to continually offer services and products that meet its customers’ demands, as new technologies or industry standards could render its services obsolete or unmarketable; the ability of the company to successfully execute strategies for realizing shareholder value; and the effects of healthcare industry consolidation and changes in the healthcare regulatory environment on existing customer contracts. In evaluating such statements, you should carefully review various risks and uncertainties identified in this report, including our Financial Statements and the related notes and in our other SEC filings, including those more fully set forth in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of our Form 10-K for the year ended December 31, 2003 on file with the SEC. These risks and uncertainties could cause our actual results to differ materially from those indicated in the forward-looking statements. We do not undertake any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Overview of the Company

Daou provides integrated information technology (IT) solutions and services to the healthcare industry in the United States. The Company is principally focused on providing IT services and solutions to healthcare providers, payers and health plans and government healthcare. Our services include application development and integration, application implementation and support, network services, management consulting, and business process redesign. We design and implement solutions to help healthcare organizations navigate the intersection of legacy systems with emerging technologies, such as Web portals, wireless and other portable computing solutions.

Recent Developments

On June 29, 2004, the Company’s Board of Directors approved a plan to transition from Daniel J. Malcolm to Vincent K. Roach as Daou’s President and Chief Executive Officer. The planned transition was completed on July 19, 2004. In connection with the transaction, Mr. Malcolm receives a severance payment in accordance with his employment agreement with the Company equal to one year’s salary, payable semi-monthly, subject to acceleration in the event of a change-in-control of the Company. In addition, certain unvested stock options immediately vested. Mr. Malcolm provided a general release and waiver of liability against the Company. In addition, Mr. Malcolm resigned from the Board of Directors effective July 19, 2004. The Company recorded a charge of $300,000 in the second quarter of 2004 related to this severance obligation. This charge is included in general and administrative expenses.

Vincent K. Roach, former Executive Vice President, was promoted to the position of President and Chief Executive Officer, effective July 19, 2004. For a description of the terms of the employment agreement with Mr. Roach refer to Note 6 of our condensed financial statements.

Overview of the IT industry and material trends impacting the Company’s results of operations

In recent years, the healthcare industry has experienced a slow-down in consulting expenditures as fiscal constraints imposed by federal, state and commercial payers reduced overall industry demand for new IT service consulting projects. Some of these forces and others negatively impacted the demand for our services in the first three quarters of 2004. Furthermore, changes in federal, state and commercial payer reimbursement may continue to adversely affect the financial stability of our clients and may impact their ability to contract for and pay for professional services such as those offered by Daou.

Our challenges in the third quarter 2004 were a result of the previously announced discontinuation of our support center management services, the completion of a large network upgrade project, the continued softness in the demand for new implementations of financial and administrative software solutions in the payer market, and our difficulty in establishing sustainable sales results. In the third quarter 2004, we retained billable employees not engaged in contract work by investing in their continuing industry specific education, training and professional development, resulting in lower gross margins, as we continue to diversify our service offerings to include business process improvement consulting, wireless and mobile computing, and other related IT consulting services.

Vincent K. Roach, our newly appointed President and Chief Executive Officer, assumed his new role on July 19, 2004 and is focusing his efforts on evaluating the strategic direction of our operations. We are assessing the merits of organizing our sales and service delivery operations by markets, with direct concentration in the payer, provider and government markets. Our ability to focus and effectively sell our services continues to be our major challenge as we finish 2004 and look ahead to 2005. We are pressured by the increase in outsourcing of IT services and reduced IT budgets of both payers and providers. We continue to experience downward pressure on prices for professional IT services as a result of greater competition and there can be no assurances that we will be successful in reengineering our services to meet the current or future demands of the healthcare industry.

Key indicators of our financial condition and operating performance

Utilization of our professional staff, which is the ratio of total billable hours to available hours in a given period, and our ability to manage fixed price contracts, are among our top challenges. We employed 95 billable professionals on September 30, 2004, down from 154 at December 31, 2003 and 163 at September 30, 2003. The salaries and benefits of this staff are recognized in our cost of revenue before reimbursable expenses. Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses. While quarterly net revenues declined by 44% in the third quarter 2004 as compared to the third quarter 2003, we worked to balance maintaining enough experienced professionals ready to be deployed when the business opportunities were presented, making appropriate investments in education and training of our employees to remain competitive, while striving to protect our gross margin.

Effective February 25, 2004, with the completion of our final contract, we discontinued providing support center management services to hospitals and Integrated Delivery Networks. Net revenue from this service line represented approximately 11% of 2003 net revenue. We experienced the full impact of this decision on our revenue in the second and third quarters 2004.

Selling, general and administrative (SG&A) overhead expenses were flat in the third quarter 2004 compared to the second quarter 2003, however, these expenses increased as a percentage of net revenue to 45% of net revenue. SG&A costs remained high in the third quarter partially due to our recording an expense of $250,000 related to the pending settlement of litigation and applicable legal and professional fees associated with the matter. We will strive to reduce our general and administrative expenses by managing those costs that are mostly controllable such as staffing, facilities, IT and operating systems in order to more closely align these costs with net revenue.

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

We continue to provide some of our professional services on a fixed-fee basis. Revenue on fixed-fee contracts is recognized relative to the level of service performed based upon the amount of labor cost incurred on the project versus the total labor costs to complete the project. Our gross margin with respect to fixed fee contracts varies significantly depending on the percentage of such services consisting of the resale of third-party products (with respect to which we obtain a lower margin) versus professional services.

We bill our customers for out-of-pocket expenses, primarily travel and related expenses incurred with respect to services provided to customers, and have adopted the provisions of the Emerging Issues Task Force (“EITF”) Topic D-103, Income Statement Characterization of Reimbursements for “Out-of-Pocket” Expenses Incurred, issued in November 2001. EITF Topic D-103 states that reimbursements received for out of pocket expenses should be characterized as revenue on the income statement. The application of EITF Topic D-103 does not have an impact on current or previously reported net income (loss) or net income (loss) per share. We will continue to use net revenue (revenue before reimbursements) and cost of revenue before reimbursable expenses to compute percentage and margin calculations, as well as for purposes of comparing the results of operations for the three- and nine-months ended September 30, 2004 to the three- and nine- months ended September 30, 2003.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue before reimbursements (net revenue)	100%	100%	100%	100%
Cost of revenue before reimbursable expenses	80	69	78	67

Gross profit	20	31	22	33
Operating expenses:	45	25	38	27

(Loss) income from operations	(25)	6	(16)	6
Other income, net	1	—	1	1

Net (loss) income	(24)%	6%	(15)%	7%

Three Months Ended September 30, 2004 and 2003

Our net revenue decreased 44% or $4.5 million to $5.6 million for the three months ended September 30, 2004 from $10.1 million for the three months ended September 30, 2003. The decrease was primarily due to the discontinuation of our support center management services, the completion of a large network upgrade project, the continued softness in the demand for new implementations of financial and administrative software solutions in the payer market, and the weak performance of our sales efforts.

Services to our five largest customers accounted for $2.2 million of net revenue for the three months ended September 30, 2004, representing 39% of total net revenue, with one customer accounting for 11% of total net revenue. This compares to net revenue from the five largest customers for the three months ended September 30, 2003 totaling $4.7 million, or 47% of total net revenue. With the discontinuation of our support center management services and the completion of large network upgrade projects, revenues are becoming less concentrated among a small group of customers.

Cost of revenue before reimbursable expenses decreased 36% or $2.5 million to $4.5 million for the three months ended September 30, 2004 from $7.0 million for the three months ended September 30, 2003. This was attributable primarily to a decrease in our billable workforce to 95 professionals in the third quarter 2004 from 163 in the third quarter of 2003, and a decrease in direct material costs by $635,000 in the third quarter 2004 compared to the third quarter of 2003 as a result of the completion of a large network upgrade project at the end of the first quarter 2004.

Gross margin was 20% in the third quarter of 2004, compared to 31% in the third quarter of 2003. We experienced lower margins on professional services related to infrastructure services, payer application implementation services, and government healthcare integration services. Lower margins were attributable to continued downward pricing pressure for professional IT consulting services and lower utilization of a smaller staff of professionals as a result of the lack of new sales for these services.

Third quarter 2004 operating results reflected a reduced level of marketing and business development expenses as we attempt to lower our costs as a result of declining revenue. During the third quarter 2004, sales and marketing expenses decreased 36% or $405,000 to $707,000 for the three months ended September 30, 2004 from $1.1 million from the three months ended September 30, 2003.

General and administrative expenses increased 9%, or $154,000 to $1.8 million for the three months ended September 30, 2004 from $1.7 million for the three months ended September 30, 2003, partially due to our recording an expense of $250,000 related to the proposed settlement of litigation and legal and professional fees associated with the matter. We continue to manage those costs that are mostly controllable such as staffing, facilities and operational overhead.

Nine Months Ended September 30, 2004 and 2003

Our net revenue decreased 35% or $11.4 million to $21.1 million for the nine months ended September 30, 2004 from $32.5 million for the nine months ended September 30, 2003. The decrease was primarily due to the discontinuation of our support center management services, the completion of a large network upgrade project, the continued softness in the demand for new implementations of financial and administrative software solutions in the payer market, the delays and resulting decline in our activity with federal government health care, and the weak performance of our sales efforts in each of the markets we serve.

Services to our five largest customers accounted for $7.5 million of net revenue for the nine months ended September 30, 2004, representing 35% of total net revenue, with one customer accounting for 10% of total net revenue. This compares to net revenue from the five largest customers for the nine months ended September 30, 2003 totaling $14.1 million, or 43% of total net revenue. With the discontinuation of our support center management services and the completion of large network upgrade projects, revenues are becoming less concentrated among a small group of customers.

Cost of revenue before reimbursable expenses decreased 24%, or $5.3 million, to $16.5 million on revenue of $21.1 million for the nine months ended September 30, 2003, from $21.8 million on revenue of $32.5 million for the nine months ended September 30, 2003. The decrease in cost of revenue was attributable primarily to the reduction in our billable workforce. Additionally, we had a decrease in direct material costs of $979,000 in the period, and a decrease of $606,000 in third party sub-contractor costs.

Gross margin decreased to 22% for the nine months ended September 30, 2004 compared to 33% for the nine months ended September 30, 2003. We experienced lower margins on professional services related to infrastructure services, payer application implementation services and government healthcare integration services, offset by higher margins in our support center management services as a result of final billings related to the completion of one large contract. Lower margins were attributable to continued downward pricing pressure for professional IT consulting services and lower utilization of a smaller staff of professionals as a result of the lack of new sales for these services.

Operating results reflected a reduced level of marketing and business development expenses as we attempt to lower our costs as a result of declining revenue. During the first nine months of 2004, sales and marketing expenses decreased 22%, or $743,000 to $2.7 million for the nine months ended September 30, 2004 from $3.4 million for the nine months ended September 30, 2003.

General and administrative expenses decreased 5%, or $274,000, to $5.3 million for the nine months ended September 30, 2004 from $5.5 million for the nine months ended September 30, 2003. General and administrative expenses for the nine months ended September 30, 2004 reflected savings in employee-related costs attributable to our decision in March 2004 to decrease the size of our administrative and management staff, and was partially offset by certain one-time expenses due to severance obligations to our former chief executive officer and other administrative and management staff, and legal and professional fees and costs associated with the proposed settlement of litigation.

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

Liquidity and Capital Resources

On September 30, 2004, we had working capital of $12.3 million, a decrease of $3.5 million from $15.8 million on December 31, 2003. The decrease was primarily attributable to the operating loss for the nine months ended September 30, 2004.

For the nine months ended September 30, 2004, net cash used by operating activities was $1.9 million, compared to net cash used by operating activities of $673,000 for the nine months ended September 30, 2003. The increase in the use of our cash was primarily the result of net operating losses experienced in the nine months ended September 30, 2004.

Net cash used in investing activities was $352,000 for the nine months ended September 30, 2004, compared to net cash used in investing activities of $180,000 in the comparable prior period. The increase was primarily due to the purchase of fixed assets (upgrading computer systems) in 2004.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $38,000 compared to net cash used in financing activities of $57,000 in the comparable prior period. Net cash used in financing activities for the nine months ended September 30, 2003 included $74,000 related to the repurchase of restricted stock, net of notes receivable during the period.

As previously disclosed, in July 1999 we issued 2,181,818 shares of Series A Convertible Preferred Stock to Galen Partners and their affiliates for an aggregate amount of $12 million; or $5.50 per share. Holders were initially entitled to receive cumulative dividends at the rate of six percent per annum, generally payable in the form of shares of Series A Preferred Stock until July 26, 2001. The dividend rate increased to 7% on July 26, 2001, and increases an additional 1% on July 26 of each year up to a maximum of 12%. The current dividend rate is 10%. No dividends may be paid on the common stock unless full dividends on the Series A Preferred Stock for the then current dividend period have been either paid or declared with a sum sufficient for the payment set apart.

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

As of September 30, 2004, we have accrued but undeclared preferred stock dividends of $5.4 million (payable in kind by the issuance of approximately 981,346 shares of Series A Preferred Stock), thereby entitling the holders of the Series A Preferred Stock to a total liquidation preference of $17.4 million.

We are continuing to evaluate ways to improve our financial structure. Although we have an accumulated deficit as of September 30, 2004, we believe that our available funds are sufficient to meet our current operating needs. However, there can be no assurances that our available funds will be adequate to sustain cash requirements in the future. We have no bank debt or outstanding lines of credit. We may sell additional equity or debt securities or obtain credit facilities. The sale of equity securities or issuance of equity securities in future acquisitions or financing could result in dilution to our stockholders and the incurrence of debt could result in interest expense. However, there can be no assurance that we will be able to sell additional equity or debt securities, or be able to obtain financing on acceptable terms, if at all. Our management and Board of Directors continue to explore alternatives to redeem the Preferred Stock to maximize common shareholder value. In connection with such opportunities, we may need to incur debt or sell additional equity securities. There can be no assurances that we will be successful in modifying our capital structure.

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

We have the following types of revenue recognition: i) services performed on an hourly basis, ii) services performed on a fixed fee basis and iii) sales of software, material and maintenance contracts. In general, we enter into contracts with customers to provide services at a specified fee or rate per hour. Revenue from professional services is recognized primarily on an hourly basis. Revenue from technical support, network management and help desk services is recognized as the services are performed. Contract revenue for the development and implementation of network solutions under fixed-fee contracts is recognized related to the level of service performed based upon the amount of labor cost incurred on the project versus the total labor costs to complete the project. Provisions for estimated losses on contracts, if any, are made during the period when the loss becomes probable and can be reasonably estimated. Revenue recognized in excess of amounts billed and project costs are classified as contract work in progress. Payments received in advance of services performed are recorded as deferred revenue and amortized as the services are performed.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of September 30, 2004, in alerting them in a timely manner to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the third quarter of 2004.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, four separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. On October 15, 2002, the Court granted the Company’s Motion to Dismiss the class action complaint, with prejudice. The plaintiffs timely noticed appeal and filed their Appellants’ Brief with the Ninth Circuit Court of Appeal on April 9, 2003. On July 2, 2003, Company filed its Respondents’ Brief and Cross-Appeal. The Cross-Appeal challenges the trial court’s failure to assess whether the complaint complied with applicable pleadings standards. After the Appeal and Cross-Appeal were fully briefed, oral arguments were heard before a panel in February 2004. The Company is currently awaiting the court’s decision, which is expected in early 2005.

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

The Company filed a Motion to Dismiss the First Amended Complaint on April 24, 2002. The Court conducted a hearing on June 7, 2002 and granted the motion. On July 23, 2002, plaintiffs filed a Notice of Appeal, but later abandoned their appeal in favor of refiling their lawsuit in San Diego County Superior Court. The parties stipulated to a stay of this lawsuit and submission of the matter to arbitration before the American Arbitration Association. The court approved that stipulation and stayed all proceedings by order dated July 22, 2003. On October 6, 2003, plaintiffs filed a Statement of Claim with the American Arbitration Association, the gravaman of which is the same as the former complaint filed in Bergen County, New Jersey and San Diego County Superior Court. The Statement of Claim alleges compensatory damages in the amount of $1,094,600 and also prays for punitive damages as well as attorneys’ fees and costs. On December 3, 2003, the Company filed an answer to the Statement of Claim, generally denying the allegations and alleging certain affirmative defenses. All parties agreed to the appointment of an arbitrator. A preliminary hearing was conducted on February 3, 2004, during which the parties agreed to the scope of written and oral discovery and how the arbitration would proceed. Arbitration was set for July 26, 2004, however, the plaintiff requested, and was granted, a delay in the proceedings. The parties are finalizing a settlement agreement which is expected to be signed in November 2004. The agreement represents a compromise of the disputed claims and is not to be considered as any admission of fault or liability on the part of either party. The Company has recorded a charge of $250,000 in the third quarter of 2004 which represents management’s estimate of the Company’s requirements under the proposed settlement agreement. This charge is included in general and administrative expenses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2004 Annual Meeting of Stockholders was held on July 22, 2004. The following matters were voted on by the stockholders:

1.	Election of two Class I Directors

Douglas L. Cox and Robert F. Radin were elected to the Board of Directors for terms expiring at the 2007 Annual Meeting of Stockholders and until their successors are duly qualified and elected. The vote was 19.1 million in favor of Mr. Cox with 58,000 votes withheld and 19.1 million in favor of Mr. Radin with 39,000 votes withheld.

The other directors whose terms of office continued after the Annual Meeting are: Larry R. Ferguson, David W. Jahns and Vincent. K. Roach.

2.	Ratification of Independent Auditors

The stockholders ratified the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004. The vote was 19.1 million in favor, with 28,000 votes against and 4,000 abstained.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.35	Amended and Restated Employment Agreement, dated August 13, 2004 between Registrant and Vincent K. Roach

31.1	Certification of Vincent K. Roach required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of John A. Roberts required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Vincent K. Roach required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of John A. Roberts required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 12, 2004
Daou Systems, Inc.

By:	/s/ Vincent K. Roach
Vincent K. Roach
Chief Executive Officer and President

By:	/s/ John A. Roberts
John A. Roberts
Chief Financial Officer and Secretary
(principal financial and accounting officer)