Form 10-K
period 2004-12-31
DAOU SYSTEMS INC
filed 2005-03-30
CIK 1003989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004 was $5,729,082.

Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☐    NO  ☐

As of March 15, 2005, the number of issued and outstanding shares of the Registrant’s Common Stock was 21,815,378.

Portions of the registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K. If the Proxy Statement is not filed with the Securities and Exchange Commission in definitive form prior to April 30, 2005, the registrant intends to amend this report to include information omitted from Part III hereof.

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

Item 1: Business.

General

Daou Systems, Inc. (“Daou” or the “Company”) performs applications consulting and implementation, wireless and traditional network services, enterprise application integration, software engineering and database migration and conversions and integration of legacy systems with emerging technologies, such as wireless and other portable computing solutions, for the U.S. healthcare industry. Our information technology (“IT”) offerings include data and voice networking, applications consulting and implementation, as well as operational and Internet solutions. The Company has provided services to more than 1,600 health care organizations, including many of the nation’s top 100 integrated delivery systems and middle market payer organizations.

Daou’s operating principles are to meet or exceed our customer’s objectives and to pursue excellence in the specific healthcare practices in which our professional staff works. We believe that our key competitive advantage is the extensive knowledge and experience of our people and their core understanding of our clients’ complex healthcare environment. Daou is a “trusted advisor” to leading organizations in each of the markets we serve. We remarket certain third-party applications and solutions, such as portals, through business partners. We sell no proprietary hardware, although our wireless and traditional network solutions may include the resale of certain third-party products, and we do not develop proprietary software applications.

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

In addition, Daou’s Board of Directors has adopted a Code of Business Conduct and Ethics for all Company directors, officers and employees. The Code of Business Conduct and Ethics is posted on Daou’s website. This document is also available in print form to any stockholder who requests it. Requests should be sent to Investor Relations at Daou Systems, Inc., 412 Creamery Way, Suite 300, Exton, Pennsylvania 19341.

Business

Daou provides professional services exclusively for healthcare organizations. Our employees and subcontractors possess diverse technical skills and are highly experienced in the healthcare IT industry. We organize our business by markets, with specific focus areas in 1) payers of health care services in the commercial markets including health plans, insurance companies, managed care organizations, and third party administrators; 2) providers of clinical services such as community and urban hospitals and hospital systems; and 3) government healthcare organizations including Veterans Health Administration, Department of Defense Military Health Service, and the Department of Health and Human Services. Our services include application implementation and support, management and technology related business consulting, wireless and wired infrastructure and network services, application development and integration, and web-based portal solutions. We believe that our services offer our customers a combination of healthcare-familiar and practice-driven technology experts that determine how each individual project works within the customer’s IT strategic plan. In addition, our healthcare engineers and technicians are experienced with many types of technology, such as integration, software application development, networking, interfacing, database management, data security and help desk consulting. We work with clients to provide real-world solutions that work with their clinical and business processes.

Payers of healthcare services

Daou’s payer services business is focused on providing: application implementation and support, consulting in the areas of business process assessments and re-engineering, management consulting, and design, development and implementation of web-based solutions addressing self-service requirements. Our implementation services address the primary challenges payers face as they plan for and execute the transition from their legacy system to a new application. Our experience, methodology and approach provide the industry knowledge and execution to support payers as they navigate change across their enterprise.

Our vendor-certified application implementation and support teams have helped many of the nation’s largest payer organizations successfully implement and support applications from the major application vendors. The drivers for health plan automation, self service and business process efficiencies, and new healthcare financing options are leading the demand for implementation and change management support, business process support, IT strategic planning and management consulting – all core competencies of ours and services that we provide.

We have developed a rigorous, cost-effective methodology that drives on-time, on-budget implementations. Our application implementation and support services include:

•	Transition Services. Migrating from one system to another is far more complex than simply turning one computer on and one off on a specified date. The process of change, or transition, to a new methodology begins with the elemental recognition that a new system or process is needed. How well an organization navigates through the change of an implementation will determine the success of the project. For nearly two decades, we have provided help to our customers as they transition their organizations through the myriad of changes that a system migration engenders. And, because transition involves nuances of organizational development and communication with stakeholders at all levels, the nuances must be managed prudently.

•	Application Technical Support. The overlapping departmental and organizational responsibilities in healthcare require innovative technical solutions to manage and communicate data effectively. Our technical application support specialists plan and implement solutions related to system and data conversions, custom interface development, integration engine support, data extracts, e-commerce services, report writing and automated document production and distribution.

•	Application and Operational Systems Support. Work doesn’t stop at the end of the implementation. Changing operational environments, new business needs, additional regulatory requirements and even changes in personnel create perpetual challenges. Our operational and application support specialists help our customers leverage their initial investment to create ongoing returns. We focus our efforts in areas where technology and operations often meet, including system and personnel transition management, system evaluation and improvement, operational evaluation and improvement, application modification and support, interim business office management and data consolidation and preparation.

•	Application Procurement. We provide expert assistance in system selection, and we guide clients through the five critical stages of a successful procurement effort: 1) Planning; 2) Requirements Definition; 3) Vendor Evaluation; 4) Contract Negotiations; and 5) Pre-Implementation Planning.

•	Application Implementation Services. A system implementation consists of more than just converting files, installing programs and plugging in equipment. Knowledge of the process, including timelines, approach, resource selection and key project strategies, is critical to project success. Our implementation teams include project managers, configuration strategists, configuration analysts and other specialized support personnel, all with broad implementation experience and deep knowledge of the methodology necessary to make the process go smoothly.

•	Knowledge Management/Reporting Services. From key management performance indicators to the detail data on a specific contract or business arrangement, it is critical to optimize an organization’s data to meet its strategic business needs. Timely, accurate, accessible data is indeed a universal business requirement, and yet many organizations are challenged to make this a reality. Daou has assisted many clients in the last two decades through development of strategy, system selection, implementation and deployment, and report development.

•	Project Management. Implementation project management is the initiation, continued driving and persistent follow-up of all activities and tasks throughout the continuum of the project lifecycle: Planning/Orient/Design, Load/Development, Test/Train, Go-live and Post-implementation. Three key areas of focus are: planning, people management and subject knowledge. We understand healthcare needs in all these areas, and work closely with clients to deliver projects that consistently meet management’s goals.

Application implementation and support services are typically provided on a time and expense basis. The engagement period for these services typically averages six months, but varies depending on the size and complexity of the project. Implementation projects have lasted as much as one to two years.

Our management consulting know-how helps organizations meet the many challenges surrounding increasing competition, growing member and patient service demands, expanding regulatory requirements and the confusing horizon of emerging technologies. We provide solutions through key consulting services that include: strategic IT planning, system procurement, security and privacy consulting including readiness assessment, planning and remediation related to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and transition management.

In the area of general consulting, our most senior consultants provide counsel on business process improvement, business strategy and critical management problem solving, planning, and procurement of medical management care systems and management information systems. The engagement period for management consulting services typically averages three to six months, but varies depending on the size and complexity of the project.

Business process improvement examines the activities of a particular process and determines, through analysis, a more efficient and effective manner to complete the process. It must fundamentally change workflows, roles and responsibilities, measurements and incentives, career opportunities, organizational structure, information technology and shared values and skills. A structured business process redesign assists our customers to enhance revenue and growth opportunities, position strategically in their marketplace, reduce administrative costs and increase efficiencies, and improve customer service.

Payer organizations continue to waiver between two core applications strategies: a strategy that leads to replacement or one that leads to life extension. Key drivers in today’s environment are for the payer to achieve the combination of personalized self-service for the consumer with administrative cost efficiencies through higher automation and integration of business processes, data and functionality. Our self-service solutions for members and producers address the primary challenges payers are contending with today regardless of the core application strategy they have chosen.

Providers of healthcare services

Our provider services group is focused on two vital components of a healthcare organization’s infrastructure: the information technology itself and the experts who manage it. We assist the healthcare marketplace in the assessment, design, implementation, integration and support of legacy and emerging network services and systems. We provide solutions in key areas, including wireless technology, local area networks including servers and active directories, security, and application services. We have developed a “Mobile Health Solutions” initiative as our primary focus centered on creating a mobile workforce for our healthcare customers. Our Mobile Health Solutions approach includes: offering technology strategic planning; voice, alert, notification, and communication technologies; business process alignment and workflow assessment and design; end-user device selection, design and management; and application presentation including the customization and development of web-based portals.

The advantage our Mobile Health Solution offers is based on our taking an enterprise wide approach and is combined with our experience and knowledge of our client’s complex healthcare environment. Our approach to the combined technical, clinical and business requirements across the enterprise supports advancements in technology and patient safety, advancements that are not limited to a particular department, but rather advancements that can be made throughout the enterprise. By developing a mobile infrastructure, organizations can ensure that the needs of end-users will be met and that multiple constituent needs and their specific requirements will not be in conflict with one another, thus saving organizations the additional costs of retrofitting or redoing their infrastructure each time a wireless point solution is implemented. By integrating business process and workflow with technology, the Mobile Health Solution fosters end-user buy-in and, consequently, device adoption ensuring that the value of the investment is fully realized.

In addition, we evaluate hardware and software requirements within our customer sites, interpret and research development results, update existing network designs and research specific products and technologies of interest to customers. We provide additional technical personnel to customers during periods of peak network requirements to accommodate and assist in network upgrade implementation or to support the anticipated or unanticipated need for additional technical staff.

The engagement period for mobile and wireless infrastructure design and implementation services generally range from three to nine months, although our approach to the market is to extend project scope when requirements involve enterprise wide strategies that encompass a continuum of services from planning to implementation to long-term management services.

Services are generally performed on a time and expense basis and billed semi-monthly or monthly. Certain projects, generally those with significant hardware components, are performed on a fixed-fee basis, with revenue recognized as services are performed.

Government Healthcare

Our government and integration services business has extensive experience developing, implementing and/or supporting data extractions, commercial off-the-shelf (COTS) product integration, and module support for government healthcare organizations including the Military Health System, the Indian Health Services, the Veterans Health Administration and the Department of Health and Human Services. Our systems integration solutions enable government healthcare organizations to cost-effectively access information and communicate across the enterprise in spite of the fact that systems run on disparate platforms in different environments.

In addition to offering those services provided by our commercial healthcare practice, our government healthcare services include:

•	Custom Programming. We provide instrument interfaces, specialized reporting requirements, web-enabled, back-end systems allowing real-time results and support for legacy and “sunsetted” systems.

•	System Integration Engines. We are experience in optimizing leading system integration engines and opening up M/MUMPS-based systems to current or emerging technologies through our proprietary integration engine.

•	Conversions and Upgrades. Fulfilling reporting requirements through data extraction, cleansing and scrubbing data warehouses and relational databases.

By developing and implementing existing interfaces, Web-enabling a system, or migrating data to more compatible systems, our government healthcare practice provides federal healthcare systems with low-cost methods of sharing data between legacy systems, on-line transaction processing systems, and off-the-shelf applications, regardless of technology platform or location. In addition, our capabilities include building and supporting the M/MUMPS-based systems typically used by government-run healthcare organizations. The group’s consultants are experienced in healthcare information systems such as CHCS, VistA and RPMS.

The engagement period for these services generally ranges from nine to twelve months, but varies depending on the size and complexity of the project. Services are typically invoiced semi-monthly or monthly on a time and expense basis.

Recruiting and Training of Professional Services Employees

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

We believe that our future success will depend in large part on our ability to hire, train and retain qualified technical, clinical and business personnel who together have expertise in a wide array of sophisticated IT solutions and a broad understanding of the payer, provider and government healthcare organizations that we serve. Competition for qualified personnel is intense and salaries, commissions, and bonuses are increasing across all healthcare markets we serve. Consequently, there can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to hire, train and retain a sufficient number of qualified technical personnel, our ability to adequately manage and complete our existing projects or to obtain new projects could be impaired. This could have a material adverse effect on our business, financial condition and results of operations. See “—Risk Factors—Loss of Key Personnel Could Adversely Affect Our Business; —Our executive management team is in transition; —We do not have employment agreements with most of our key business managers.”

Each employee is required to enter into a confidentiality and proprietary information agreement with the Company. This agreement is designed to protect our trade secrets and other confidential information during and for a period subsequent to employment. Any significant loss of employees to a competitor, or our inability to enforce a confidentiality and proprietary information agreement could have a material adverse effect on our business, financial condition and results of operations.

Sales and Marketing

We seek to establish long-term relationships with our customers by providing a high level of service and by becoming a trusted advisor to information technology executives and their operational staffs. We focus our sales and marketing efforts on the CIOs and other technology decision-makers of hospitals, IDNs, government healthcare organizations and their prime contractors, managed care and insurance companies and other healthcare provider organizations. To develop new business opportunities, we rely on our reputation in the marketplace, the personal contacts and networking of our professionals, our promotional events including Daou CIO Forums and national, industry conferences such as Managed Care Executive Group, Medical Group Management Association (MGMA), American Health Insurance Plans (AHIP), Health Information and Management Systems Society (HIMSS), our relationships with business partners and the various programs of our marketing department. We also receive sales leads directly from consultants, value-added resellers, and product and service vendors.

The principal objectives of our marketing department are to increase Daou’s market presence, provide strategic direction and generate sales leads. We receive valuable feedback from our customers, Advisory Boards, CIO Forums, and outside advisors. Based on this feedback, our marketing program positions Daou as a thought leader in healthcare information technology with mobile health, application, infrastructure, and integration expertise and the know-how to make information technology work for healthcare organizations.

In May of 2004, the company launched the Know-How Exchange Program, a series of webinars and seminars focused on mobile health. The Program is targeted at IT directors and hospitals, IDNs and other healthcare provider organizations. Approximately 115 IT professionals from 59 healthcare organizations participated in the Know-How Exchange Program in 2004, and Program events are scheduled throughout 2005.

We have entered into marketing agreements with certain third party vendors to market our services to their respective customer bases, and we intend to pursue additional marketing agreements and strategic alliances as part of our marketing plan and business development efforts.

Daou CIO Forums, Advisory Boards, and Public Relations

As a supplement to our direct selling efforts, the marketing department has developed tradeshow participation, public relations programs, marketing research and communications and sales presentation materials to establish thought leadership in strategic areas such as business process alignment, mobile health and web services. We also continue to develop our presence on the Internet through our corporate website and online advertising.

The Company continued to invest in the CIO Forum program (launched in 2002), holding Forums in major cities across the country which brought together key CIOs in one-day educational sessions addressing key issues, trends, challenges and opportunities within the industry. The Forums consistently receive high quality ratings from participants, and generate new sales opportunities. CIO Forum participants are reimbursed for lodging and meal expenses incurred in connection with attendance at a CIO Forum.

Daou maintains two distinct Advisory Boards which are non-governing bodies comprised of CIOs from leading healthcare provider organizations (Daou Provider Advisory Board), and CIOs from organizations within the payer segment (Daou Payer Advisory Board). The Advisory Boards meet semi-annually to provide advice on issues and trends in the healthcare industry and emerging technologies, as well as to provide strategic direction and feedback regarding our current and future services. Members of an Advisory Board are reimbursed for travel, lodging and meal expenses incurred in connection with attendance at Advisory Board sessions.

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

Competition

The healthcare IT services industry is comprised of a large number of participants and is subject to rapid change and intense competition. Further challenges, complexities and, occasionally, opportunities arise from the fact that healthcare IT vendors with specialty services may find themselves collaborating on one customer mission and competing on another. We believe that the principal competitive factors in the markets in which Daou competes include reputation, price, healthcare industry expertise, timely delivery of services, quality of service, responsiveness to customers, product knowledge and technological expertise, marketing and customer relationships.

Many of our competitors have significantly greater financial, technical and marketing resources and brand recognition than we do. Our competitors include:

•	consulting firms such as First Consulting Group, Inc., Capgemini, and Superior Consultant Company (now ACS Healthcare Solutions);

•	the consulting divisions or former affiliates of the major accounting firms such as Deloitte Consulting and Accenture;

•	healthcare information technology companies such as The TriZetto Group, QCSI, and Cerner Corporation;

•	systems integrators such as Science Applications International Corporation, SeeBeyond, Northrop Grumman, Unisys, and Electronic Data Systems Corporation;

•	health care portal companies and network equipment vendors such as Park City Solutions, Cisco, and Johnson Controls.

In addition to these major companies, we also compete with smaller regional IT systems firms, which have a niche in selected geographic areas of the country.

We have faced, and expect to continue to face, additional competition from new entrants into our markets. Barriers to entry are low for professional services firms in our industry, and competition from internal IT resources is pervasive. We expect there will be new entrants in our markets that will threaten our ability to maintain on-going customer loyalties. We also anticipate that continued consolidations in the payer and provider markets will result in greater competition from their internal resources as our customers evaluate the costs associated with maintaining certain fixed costs in their IT departments while attempting to reduce costs of third party consultants. Other healthcare information technology companies not presently offering or emphasizing application and network systems services, and large network services companies not currently focusing on healthcare may enter the markets in which we compete. Increased competition could result in price reductions, fewer customer projects, under-utilization of employees, reduced operating margins and loss of market share, any of which could materially and adversely affect our business, financial condition and results of operations.

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

Employees

As of December 31, 2004, we employed 133 technical, clinical and support professionals involved in application implementation and support, infrastructure and network services, application development and integration, management consulting, sales and marketing, business development, information technology, finance and accounting, human resources, company leadership and administration. We also have an internal referral bonus program throughout the organization to encourage employees to refer or recommend qualified professionals to join us. Referring employees are rewarded with a bonus for each referred candidate hired by us. Our employees are not represented by a labor union.

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

We have experienced significant quarterly fluctuations in our operating results and recent declines in revenue and profits due to shifts in demand for our services, employing fewer billable personnel, the commencement and completion of large fixed-fee contracts, and the closure and wind down of operating units and difficulties related to the transition of our company’s leadership. Fluctuations in our revenues and operating results are expected to continue from time to time, due to various factors, including:

•	the ability of our people to effectively sell our services to existing and new customers;

•	industry spending patterns and market conditions that may affect adversely the buying decisions of our current and prospective customers;

•	consolidation of healthcare payer and provider organizations could decrease the number of our existing and potential customers;

•	fluctuations in billing and utilization rates of our professional staff;

•	the long sales cycle in obtaining new customers and larger contracts;

•	the timing and extent of employee training or the loss of key employees or executive officers;

•	increased competition and pricing pressure;

•	government regulations;

•	the reduction in size, delay in commencement, interruption or termination of one or more significant projects;

•	the loss or termination of business relationships with software/hardware vendors, hospital groups, health plans or government agencies;

•	the failure to estimate accurately the resources required to complete new or ongoing projects, including increased labor costs due to delays in project delivery schedules;

•	the commencement or completion during a quarter of one or more significant projects;

•	variations in the product or professional service content of our projects;

•	the development and introduction of new services;

•	the use and reductions in our available cash and other capital resources;

•	the continued effect of our high costs associated with certain dividend rights of our preferred shareholders; and

•	the effect of negative publicity relating to our litigation and operations.

Accordingly, we believe that quarter-to-quarter comparisons of operating results for preceding quarters are not necessarily meaningful. You should not rely on results of any single quarter as an indication of our future performance.

We have a history of losses and our future profitability is uncertain.

We have a history of operating losses and our accumulated deficit at December 31, 2004 is approximately $42 million. Our ability to become profitable is dependent on a number of factors, including our ability to secure new and maintain existing customers, the development and introduction of new services, industry spending patterns and market conditions and our ability to manage project risks. The markets in which we compete are fragmented and highly competitive, and we may not be successful in increasing our market presence, growing our business or achieving profitability. As a result, we are unable to predict accurately whether there will be, and the extent of, any future losses.

We depend on a small number of large customers to provide a significant portion of our revenue.

We receive a significant portion of our revenue from a relatively small number of large customers, some of whom operate under a single contract. From year to year our largest customers may not be the same organizations. A majority of our customers are able to reduce or cancel their use of our services before the end of the contract term, subject to certain monetary penalties. If these customers terminate or modify existing contracts or experience business difficulties, it could materially and adversely affect our revenue and earnings. Delays in reassigning staff and the resulting under-utilization of these employees would negatively impact our operating results and financial condition. As a percentage of total net revenue, our five largest customers accounted for approximately 32% for the year ended December 31, 2004, 41% for the year ended December 31, 2003, and 32% for the year ended December 31, 2002.

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

Accordingly, a variation in the timing of the commencement or completion of customer projects or contracts may cause significant variations in operating results from quarter to quarter and could result in losses for a particular quarter. In addition, an unanticipated delay or termination of a major project or contract, or a series of smaller projects or contracts, could require that we maintain or terminate under-utilized employees, which could result in higher than expected expenses during a quarter.

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

The implementation cycles for our network implementation, software application implementation, and Web portal projects generally require a significant commitment of resources by Daou and by the customer. The length of time required to complete a project may depend on many factors outside of our control. In some instances, projects have been prolonged substantially as a result of delays attributable to customers. Any delay or failure to receive payment for our services after expending significant time, effort and resources could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to deliver services on a timely and cost-efficient basis, our business, financial condition and results of operations could be materially and adversely affected.

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

Many of our consulting contracts are cancelable by the customer upon 30 days written notice. When a customer defers, modifies or cancels a project, we must rapidly deploy our technical and other personnel to other projects to minimize the under-utilization of employees and the resulting adverse impact on our operating results. Furthermore, our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, any termination, significant reduction or modification of our business relationships with any of our significant customers or with a number of smaller customers could have a material adverse effect on our business, financial condition and operating results.

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

Transition of our executive management.

In July 2004, we named Vincent K. Roach as our Chief Executive Officer. Mr. Roach succeeded our former Chief Executive Officer who held that position from December 2002 to July 2004. Prior to Mr. Roach’s predecessor, our Chief Executive Officer held the position for approximately eighteen months. The transition of our senior leadership may adversely affect our operating performance, given the impact of frequent executive turnover on personnel and the time required for new senior personnel to assimilate and manage our business operations effectively.

We do not have employment agreements with most of our key business managers.

We do not have employment agreements with most of our key personnel and some of the management team. The loss of services from one or more of our management or key personnel, or the inability to hire additional management or key personnel as needed, could have a material adverse effect on our business, financial condition and operating results. We also may not be able to enforce non-compete agreements, thereby losing business to competitors.

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

Our arrangements with third-party software application and product vendors are not exclusive. We cannot assure you that these third-party vendors regard our relationships with them as important to their own respective businesses and operations. They may reassess their commitment to us at any time and may choose to develop or enhance their own competing distribution channels and product support services. If we do not maintain our existing relationships or if the economic terms of our business relationships change, we may not be able to license and offer these services and products on commercially reasonable terms, or at all. Our inability to obtain any of these licenses could delay service development or timely introduction of new services and divert our resources. Any such delays could materially and adversely affect our business, financial condition and operating results.

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

Market forces in the payer market are beyond our control.

Our services targeting healthcare payers have been trending down as a direct result of consolidations in the market and unique sales cycles inherent in this market. Consolidation has led to fewer payers in an already small field of similar organizations. Additionally, the acquisition and installation of this software has historically been cyclical, and our business is dependant on this element of the market. Any reduction, or continued decline, in the number of core administrative software system implementations could materially and adversely affect our revenue and financial condition.

We have restructured our business to be market focused and not service line focused.

In order to improve our focus, we have organized our service lines by markets; including healthcare payers, providers, and government. In addition, we must improve our management, operational and financial systems and controls, including quality control and delivery and service capabilities. If we are unable to establish growth or manage the restructuring effectively or are unsuccessful in recruiting or retaining personnel, it could have a material adverse effect on our business, financial condition and operating results.

Increasingly complex regulatory environments may increase our risk and our costs.

Increasingly complex regulatory environments affect a number of our services. As an example, changes in healthcare information privacy laws and regulations may increase our risk of liability and increase the cost of some services we offer. In addition, HIPAA regulations governing the standardization and security for healthcare information could impact the amount, timing and types of services requested by customers.

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

As of March 15, 2005, Daou’s executive officers, directors and their affiliates beneficially owned approximately 37% of the outstanding shares of common stock and Series A convertible preferred stock (Preferred shareholders own certain restrictive, preferred and voting rights). As a result, these stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may delay or prevent a change in control of Daou.

Our common stock price is subject to wide fluctuations in value and significant volatility.

Based upon the historical performance of our common stock, we anticipate that the future price of our common stock may be subject to wide fluctuations because of announcements of:

•	impacts relating to our financing or capital structure;

•	quarterly fluctuations in our operating results;

•	new customer contracts or services by Daou or our competitors, or the loss of a large customer;

•	negative publicity relating to litigation against Daou;

•	changes in our pricing policies or those of our competitors;

•	strategic relationships, acquisitions or divestitures;

•	general conditions in the market for healthcare IT services; and

•	healthcare industry and general market conditions, including HIPAA developments.

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

As of December 31, 2004, we had 13,438,087 shares of common stock reserved for future issuance, as follows: 2,750,000 shares upon conversion of the 2,181,818 outstanding shares of Series A convertible preferred stock plus accrued dividends, 3,540,000 shares upon exercise of warrants, 6,243,939 shares upon exercise of stock options and 904,189 shares reserved for issuance under our Employee Stock Purchase Plan. See Item 7 “Liquidation and Capital Resources” and Note 8 of the notes to our audited financial statements as of December 31, 2004 for more information relating to our preferred stock, common stock, warrants and stock options.

Item 2: Description of Properties.

Daou leases the following office space for our principal administrative operating and support facilities:

Location	Approximate Square Footage	Expiration	Principal Use
Chevy Chase, MD	12,000	April 2009	Operating and support facilities

Alexandria, VA	17,000	May 2005	Operating and support facilities (1)

Exton, PA	13,000	March 2009	Corporate Office Facility

Indianapolis, IN	6,000	June 2010	Operating and support facilities

Alexandria, VA	4,000	June 2005	Operating and support facilities (1)

Indianapolis, IN	4,000	December 2007	Operating and support facilities

(1)	Portions of the property have been subleased, and the Company has no intentions to renew any of these leases. We continually evaluate the adequacy of our existing facilities and believe that our current and planned facilities will be adequate for the next twelve months.

Item 3: Legal Proceedings.

IN RE DAOU SYSTEMS SECURITIES LITIGATION

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, four separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiff in this federal litigation, and they filed a second amended consolidated class action complaint on January 21, 2000. This new complaint realleges that the Company improperly used the “percentage-of-completion” accounting method for revenue recognition. Claims are pleaded under both the 1933 Securities Act (relating to the Company’s initial public offering) and section 10b of the 1934 Securities Act. The complaint was brought on behalf of a purported class of investors who purchased the Company’s Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts.

A Motion to Dismiss the second amended consolidated class action complaint was filed on February 22, 2000. On March 27, 2002, the Court granted the Motion but extended to plaintiffs the opportunity to file a Third Amended Complaint. The plaintiffs filed their third amended consolidated class action complaint on May 16, 2002, to which the Company responded with another Motion to Dismiss. The Motion was filed on June 24, 2002 and challenged the legal sufficiency of the allegations. On October 15, 2002, the Court granted that Motion, this time with prejudice.

Plaintiffs timely noticed an appeal and filed their Appellants’ Brief with the Ninth Circuit Court of Appeals on April 9, 2003. On July 2, 2003, the Company filed its Respondents’ Brief and Cross-Appeal. The Cross-Appeal challenges the trial court’s failure to assess whether the complaint complied with applicable pleadings standards. The matter was argued before the court on February 12, 2004. On February 2, 2005, the court reversed the dismissal and remanded the case back to the district court. Because it reversed the dismissal, it did not decide the Company’s cross-appeal. The Company appealed the reversal by way of petition for rehearing to the Ninth Circuit Court of Appeals filed February 23, 2005. Among other issues appealed was the court’s ruling on loss causation. On March 3, 2005, the Ninth Circuit deferred consideration on the petition for rehearing until the United States Supreme Court renders its opinion in another case involving the same loss causation issue. Given this deferral, the Company’s intended appeal to the Supreme Court by way of writ of certiorari is in abeyance until the Ninth Circuit decides the petition for rehearing.

On October 7, 1998 and October 15, 1998, two separate complaints were filed in the Superior Court of San Diego County, California. These state court complaints mirror the allegations set forth in the federal complaints. They also assert claims for common law fraud and the violation of certain California statutes. As with their federal counterparts, they do not allege specific damage amounts. On April 1, 1999, a Consolidated Amended Class Action was filed on behalf of the same state court plaintiffs, and this new complaint alleges the same factual basis as is asserted in the federal litigation. The state litigation pleads claims for fraud and violations of certain California Corporation Code provisions. By stipulation of the parties and order of the court, this state court litigation was stayed pending the outcome of the motion to dismiss the federal lawsuits, as well as the resulting Appeal and Cross-Appeal.

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

The Company and certain of the Company’s former officers and directors entered into a Settlement Agreement And Mutual General Release Of All Claims with Steven C. Dickson and Mary B. Dickson on October 29, 2004. The Parties voluntarily elected to settle the litigation entitled Steven C. Dickson v. Daou Systems, Inc., et al.; the arbitration entitled Steven C. Dickson v. Daou Systems, Inc, et al.; and a certain judgment lien in favor of Daou Systems, Inc. against Steven C. Dickson and any and all other claims or disputes arising out of any other contract, agreement or business dealings of any kind between the Parties. The settlement did not have a material impact to the 2004 financial results.

Item 4: Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of 2004.

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

	Common Stock
	HIGH	LOW
2003
1st Quarter	$0.425	$0.280
2nd Quarter	0.810	0.330
3rd Quarter	0.930	0.720
4th Quarter	1.110	0.670
2004
1st Quarter	$1.010	$0.450
2nd Quarter	0.530	0.270
3rd Quarter	0.390	0.220
4th Quarter	0.270	0.110

On March 15, 2005, the closing bid and ask prices of the common stock were $0.15 and $0.14, respectively. As of March 15, 2005, there were 21,815,378 holders of record of common stock.

Dividend Policy

In July 1999, we issued 2,181,818 shares of Series A Convertible Preferred Stock to Galen Partners and their affiliates for an aggregate amount of $12 million or $5.50 per share. Holders were initially entitled to receive cumulative dividends at the rate of six percent per annum, generally payable in the form of shares of Series A Preferred Stock until July 26, 2001. The dividend rate increased to 7% on July 26, 2001, to 8% on July 26, 2002, to 9% on July 26, 2003, to 10% on July 26, 2004, and will continue to increase an additional 1% on July 26 of each year up to a maximum of 12%. As of December 31, 2004, Daou has accrued but undeclared preferred stock dividends of approximately $5.8 million. No cash dividends may be paid on the common stock unless full dividends on the Series A Preferred Stock for the then current dividend period have been either paid or declared with a sum sufficient for the payment set apart. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Liquidity and Capital Resources” and Note 8 of the notes to our audited financial statements as of December 31, 2004 for more information relating to our preferred stock.

Daou has never declared nor paid cash dividends on the common stock. We currently intend to retain any available earnings for future growth and, therefore, do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases

None

Item 6: Selected Financial Data.

The following table presents selected financial data and has been derived from our financial statements, which have been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the financial statements and the related notes thereto included elsewhere herein (in thousands, except per share data):

	Years ended December 31,
	2000	2001	2002	2003	2004
Revenue before reimbursements (net revenue)	$63,748	$41,082	$37,935	$42,161	$27,107
Cost of revenue before reimbursable expenses	58,700	30,964	26,128	28,760	20,479

Gross profit	5,048	10,118	11,807	13,401	6,628
Operating expenses:
Sales and marketing	5,715	3,309	4,807	4,550	3,208
General and administrative	12,083	8,919	8,611	6,670	6,428
Restructuring (credits) charges	2,133	1,263	1,598	(252)	—

Total operating expenses	19,931	13,491	15,016	10,968	9,636

Income (loss) from operations	(14,883)	(3,373)	(3,209)	2,433	(3,008)
Other income, net	699	421	270	207	209

Income (loss) before income taxes	(14,184)	(2,952)	(2,939)	2,640	(2,799)
Provision for income taxes	—	—	—	(52)	(36)

Net income (loss)	(14,184)	(2,952)	(2,939)	2,588	(2,835)
Dividends on preferred stock	(4,837)	(854)	(1,054)	(1,290)	(1,571)

Net income (loss) available to common stockholders	$(19,021)	$(3,806)	$(3,993)	$1,298	$(4,406)

Net income (loss) available to common stockholders per common share:
Basic	$(1.07)	$(0.22)	$(0.21)	$0.06	$(0.20)

Diluted	$(1.07)	$(0.22)	$(0.21)	$0.05	$(0.20)

Shares used in computing net income (loss) per common share:
Basic	17,712	17,682	19,075	20,821	21,656

Diluted	17,712	17,682	19,075	26,513	21,656

Cash, cash equivalents, restricted cash and short-term investments	$10,586	$15,074	$12,394	$13,147	$11,069
Total assets	26,832	24,384	24,640	25,228	18,680
Total stockholders’ equity	$20,360	$17,308	$14,469	$17,045	$14,275

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

Overview of the company

Daou performs applications consulting and implementation, wireless and traditional network services, enterprise application integration, software engineering and database migration and conversions and integration of legacy systems with emerging technologies, such as wireless and other portable computing solutions for the U.S. healthcare industry. Our IT offerings include data and voice networking, applications consulting and implementation, as well as operational and Internet solutions. We organize our business by markets, with specific focus areas in 1) payers of health care services in the commercial markets including health plans, insurance companies, managed care organizations, and third party administrators; 2) providers of clinical services such as community and urban hospitals and hospital systems, and 3) government healthcare organizations including Veterans Health Administration, Department of Defense Military Health Service, and the Department of Health and Human Services.

Overview of the IT industry and material trends impacting the Company’s results of operations

The overall healthcare industry is impacted by events on both a national and regional level including attention on patient safety, staffing shortages, privacy of personal information, and a divided political landscape. With these external challenges intersecting internal issues such as consolidation and demands on cost savings, the three sectors of the health care market we serve (payers, providers and government) are under a great deal of pressure. The healthcare IT services industry continues to experience fiscal constraints imposed by federal, state and commercial payers, resulting in a reduced overall industry demand for new IT service consulting projects. Some of these forces and others hampered demand for certain of our services in 2004. Furthermore, changes in federal, state and commercial payer reimbursement may continue to adversely affect the financial stability of our clients and may impact their ability to contract for and pay for professional services such as those offered by Daou.

Acute financial pressures continue to plague the healthcare markets we serve. One-third of hospitals in the U.S. are losing money, another one-third are just breaking even, according to the American Hospital Association. The outlook for non-profit hospitals (the primary market for our provider services business) is weak based on minimal volume growth, declines in reimbursement for commercial and government payers, increasing expense pressures and un-funded capital needs. Payers encountered similar challenges in 2004. Executive decision-making regarding IT spending was driven by the impact of consolidation and constraints on capital spending and demands to reduce overall administrative and medical costs.

Our revenue and profit declines in 2004 were a direct result of weaknesses in each of our three markets. In the provider services area, our hospital customers were constrained by capital budgets that precluded their ability to upgrade and enhance IT infrastructures. We consequently were not able to sell new large upgrade or data center consolidation projects. Our largest project of this type was an approximate $4.5 million effort that ended in the first quarter of 2004. Revenue declined immediately beginning in the second quarter, and did not rebound at any point throughout the remainder of 2004. Organizational consolidations and budget reductions have resulted in weak demand for our traditional IT infrastructure services around local area networks and security.

In our payer market, we continued to experience lower than expected demand for financial and administrative software solutions. Our revenue from new implementations and post implementation support declined $5.2 million in 2004, as compared to 2003. This decline in revenue was the result of 1) fewer large regional payers in the market as the result of continued industry consolidations, and 2) the completion of most major core administrative systems implementations by mid-year 2004. As a result, we are evolving our service offerings to extend our core capabilities derived from implementation services. As payers aggressively move to improve efficiency and reduce administrative costs, we are able to offer business process improvement consulting and member and producer self-service solutions. Because these service offerings are new, there is no guarantee that it will produce enough new opportunities in the near term to create momentum in revenue growth as we proceed into 2005.

Our government and integration services business also experienced a decline in revenue and profit margin overall in 2004 as compared to 2003. We believe the delays in congressional approval of the FY 2004 Consolidated Appropriations Bill (Omnibus) to January 2004 had a negative impact on our business in the first quarter of 2004. However, since the first quarter of 2004, our revenue from government and integration services has shown improvement in each of the subsequent quarters of the year. A positive shift in our government business will be partly dependent upon the convergence of several market forces. There is strong political interest in cross-organization initiatives. For example, the Department of Defense Military Health Service and the Veterans Health Administration have begun to collaborate on programs designed to share patient health data across the two entities. There is also interest in industry wide adoption of an electronic medical record driven by the Department of Health and Human Services. While there is increasing governmental oversight of IT purchases, we are experiencing a growing interest by the Federal government in contracting with smaller organizations.

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

The CHN contract ended on December 31, 2003 and the St. Vincent contract ended on February 25, 2004. The two contracts represented approximately $4.5 million or 11 percent of Daou’s total net revenues for the year ended December 31, 2003, compared to $941,000 or 3% for the year ended 2004.

Key indicators of our financial condition and operating performance

Our financial performance is driven principally by effective management of three key aspects of our business: utilization of billable personnel, sales to new and existing customers, and control of our overhead expenses.

Utilization of our professional staff, which is the ratio of total billable hours to available hours in a given period, and our ability to manage fixed price contracts, are one of our greatest challenges. We employed approximately 100 billable professionals on December 31, 2004. The salaries and benefits of this staff are recognized in our cost of revenue before reimbursable expenses. Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses. While quarterly revenues declined during the year, we worked to balance maintaining enough experienced professionals ready to be deployed when the business opportunities were presented, while striving to protect our gross margin. We target an overall utilization rate of 80% for our business. In 2004, we experienced an average utilization rate of 63%, down from 83% in 2003.

Selling, general and administrative (SG&A) overhead expenses in 2004 were 36% of net revenue, compared to 27% in 2003. We continue to reduce our general and administrative expenses by managing those costs that are mostly controllable such as facilities, staffing, IT and operating systems. However, in 2004 we did not reduce these costs on pace with the declines in our revenue.

Characteristics of our revenue and expenses

We generate substantially all of our revenue from professional services, primarily on a “time and expense” project basis, under which revenue is recognized as the services are performed. Billings for these services occur on a semi-monthly or monthly basis as specified by the contract with a particular customer. Our billing rates are commensurate with the healthcare-domain IT expertise, know-how and skills of our people. Our time and expense projects generally range from three to six months, although certain projects have been for periods in excess of a year. Our network system and payer application system implementation engagements typically average six months but may vary depending on the size and complexity of the project. We also provided support, management and help desk services in the first quarter of 2004, in which revenue was recognized ratably over the period that these services were provided. Our help desk services as described above were billed on a price per call or price per node basis.

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

We bill our customers for out-of-pocket expenses, primarily travel and related expenses incurred with respect to services provided to customers, and have adopted the provisions of the Emerging Issues Task Force (“EITF”) Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, issued in November 2001. EITF Issue 01-14 states that reimbursements received for out-of-pocket expenses should be characterized as revenue on the income statement. We will continue to use net revenue (revenue before reimbursements) and cost of revenue before reimbursable expenses to compute percentage and margin calculations, as well as for purposes of comparing the results of operations for the year ended December 31, 2004 to the year ended December 31, 2003 and the year ended December 31, 2003 to the year ended December 31, 2002.

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

Results of Operations

The following table sets forth, for the years indicated, certain statement of operations data as a percentage of net revenue.

	Years Ended December 31,
	2004	2003	2002
Revenue before reimbursements (net revenue)	100%	100%	100%
Cost of revenue before reimbursable expenses	76	68	69

Gross profit	24	32	31
Sales and marketing expense	12	11	13
General and administrative expense	23	16	23
Restructuring charges (credit)	—	(1)	4

Income (loss) from operations	(11)	6	(9)
Other income, net	1	—	1

Income (loss) before income taxes	(10)	6	(8)
Provision for income taxes	—	—	—

Net income (loss)	(10)%	6%	(8)%

Years Ended December 31, 2004 and 2003

Our net revenue decreased 36%, or $15.1 million to $27.1 million for the year ended December 31, 2004 from $42.1 million for the year ended December 31, 2003. In addition to our poor sales performance in 2004, the decrease was primarily due to 1) the closing of Daou’s IT outsourcing business – resulting in a revenue decline of over $3.7 million in 2004 compared to 2003; 2) the completion of a large network upgrade project in the first quarter of 2004 – resulting in an annualized revenue loss of over $1.2 million; 3) the continued downward trend in revenue throughout the year as a result of competitive pricing pressure forcing hourly rates lower, and declining demand for application implementation services across the market – resulting in annualized revenue declines of approximately $5.2 million; and 4) the delay in certain government projects in the first quarter of 2004 – resulting in revenue declines of approximately $1.2 million.

Services to our five largest customers accounted for $8.8 million of net revenue for the year ended December 31, 2004, representing 32% of total net revenue, with no one customer accounting for more than 8% of net revenue. This compares to net revenue from the five largest customers for the year ended December 31, 2003 totaling $17.4 million, or 41% of net revenue.

Cost of revenue before reimbursable expenses decreased 29%, or $8.3 million, to $20.5 million for the year ended December 31, 2004 from $28.8 million for the year ended December 31, 2003. The decrease was the result of lower revenue and the associated direct costs related to billable personnel and subcontractors.

Gross margin decreased to 24% for the year ended December 31, 2004 as compared to 32% for the year ended December 31, 2003. This decrease was attributable primarily to lower utilization and increased training and education costs of our professional staff.

Sales and marketing expenses decreased 29%, or $1.3 million, to $3.2 million for the year ended December 31, 2004 as compared to $4.6 million for the year ended December 31, 2003, primarily due to a reduction in sales and business development staff, and the reduction of advertising and public relations programs.

General and administrative expenses decreased $242,000, or 4%, to $6.4 million for the year ended December 31, 2004 as compared to $6.7 million for the year ended December 31, 2003, reflecting a reduction in administrative overhead.

Other income, net, remained constant at $200,000 for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Other income is comprised primarily of interest income on cash and cash equivalents, and investments.

We have a history of losses, which, for income tax purposes, generated sizeable federal and state tax net operating loss (“NOL”) carryforwards, at December 31, 2004, of approximately $32 million and approximately $10.9 million, respectively. The federal loss carryforwards expire beginning 2018 through 2024, and the state loss carryforwards expire from 2004 through 2024, unless previously utilized. Additionally, the Company has federal alternative minimum tax credit carryforwards of approximately $36,000 which may be carried forward indefinitely. Pursuant to generally accepted accounting principles, we have recorded a valuation allowance against the deferred tax asset associated with these NOL carryforwards as it is more likely than not that we will not be able to utilize the NOL carryforwards to offset future taxes. Due to the size of the NOL carryforwards in relation to our history of unprofitable operations, we have not recognized any of this net deferred tax asset. It is possible that we could be profitable in the future at levels which would cause us to conclude that it is more likely than not that we will be able to realize all or a portion of the NOL carryforwards. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then begin to provide for income taxes at a rate equal to our combined federal and state effective rates, which we believe would approximate 40%. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

Under Section 382 of the Internal Revenue Code, the annual use of our net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more that 50%. However, we currently do not believe such a limitation will have a material impact on the ultimate utilization of these carryforwards.

The income tax provision of $36,000 recorded in 2004 represents current state income taxes in those jurisdictions where we do not have NOL carryforwards. Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes.

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

Gross margin increased to 32% for the year ended December 31, 2003 as compared to 31% for the year ended December 31, 2002. This increase was attributable primarily to better utilization and cost control throughout our business, but primarily in our government and integration and infrastructure service lines.

Sales and marketing expenses decreased 5%, or $300,000, to $4.5 million for the year ended December 31, 2003 as compared to $4.8 million for the year ended December 31, 2002, primarily due to effective budget management.

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

Other income, net, decreased 23%, or $100,000 to $200,000 for the year ended December 31, 2003 as compared to $300,000 for the year ended December 31, 2002. Other income was comprised primarily of interest income on cash and cash equivalents, and investments.

The income tax provision of $52,000 recorded in 2003 was comprised of current federal alternative minimum taxes of $36,000 and current state income taxes of $16,000.

Liquidity and Capital Resources

On December 31, 2004, we had working capital of $13.0 million, a decrease of $2.8 million from $15.8 million on December 31, 2003. The decrease was primarily attributable to the reduction in 2004 of current assets, including cash and accounts receivable due to lower revenue in the period, and $1.3 million reduction in contract work in progress related to the hardware component of a large network upgrade project completed in the first quarter of 2004.

For the year ended December 31, 2004, net cash used in operating activities was $1.8 million, compared to net cash provided by operating activities of $1.1 million for the year ended December 31, 2003. The change was primarily the result of a net loss of $2.8 million for 2004 compared to net income of $2.6 million for 2003 and a decrease in deferred revenue; offset by a reduction in accounts receivable.

Net cash used in investing activities was $354,000 for the year ended December 31, 2004, compared to $371,000 in the comparable prior period. The decrease was primarily due to a reduction in spending relating to fixed assets in 2004.

Net cash received in financing activities was $39,000 for the year ended December 31, 2004, compared to cash used in financing activities of $49,000 in the comparable prior year period.

As previously disclosed, in July 1999 we issued 2,181,818 shares of Series A Convertible Preferred Stock to Galen Partners and their affiliates for an aggregate amount of $12 million or $5.50 per share. Holders are initially entitled to receive cumulative dividends at the rate of six percent per annum, generally payable in the form of shares of Series A Preferred Stock until July 26, 2001. The dividend rate increased to 7% on July 26, 2001, to 8% on July 26, 2002, to 9% on July 26, 2003, to 10% on July 26, 2004 and will continue to increase an additional 1% on July 26 of each year up to a maximum of 12%. No cash dividends may be paid on the common stock unless full dividends on the Series A Preferred Stock for the then current dividend period have been either paid or declared with a sum sufficient for the payment set apart.

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

As of December 31, 2004, Daou had accrued but undeclared preferred stock dividends of approximately $5.8 million (payable in kind by the issuance of approximately 1.1 million shares of Series A Preferred Stock), thereby entitling the holders of the Series A Preferred Stock to a total liquidation preference of approximately $17.8 million.

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

As of December 31, 2004, Daou’s contractual obligations were as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$3,422,000	$947,000	$1,435,000	$990,000	$50,000

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

We have the following types of revenue recognition: i) services performed on an hourly basis, ii) services performed on a fixed fee basis and iii) sales of material and maintenance contracts. In general, we enter into contracts with customers to provide services at a specified fee or rate per hour. Revenue from professional services is recognized primarily on an hourly basis. Revenue from technical support, network management and help desk services is recognized as the services are performed. Contract revenue for the development and implementation of network solutions under fixed-fee contracts recognized is related to the level of service performed based upon the amount of labor cost incurred on the project versus the total labor costs to complete the project. Provisions for estimated losses on contracts, if any, are made during the period when the loss becomes probable and can be reasonably estimated. Revenue recognized in excess of amounts billed and project costs are classified as contract work in progress. Payments received in advance of services performed are recorded as deferred revenue and amortized as the services are performed.

Bad Debt

We are required to estimate the collectibility of our trade accounts receivable. We perform this analysis on a specific customer identification basis. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the credit worthiness of each customer and the age of the customer balances. We estimate the amount to reserve for a specific customer by taking into account the age of the receivables and the payment history of the customer. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market environment and changes in customer payment history.

Litigation

We are currently involved in legal proceedings regarding shareholder litigation. As discussed in Note 11 of our financial statements, we believe that the lawsuit is without merit and intend to defend against it vigorously. Although the ultimate outcome of this matter is not presently determinable, management believes that the resolution of the matter, net of amounts accrued, will not have a material adverse effect in our financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to this proceeding.

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

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement 123 (revised 2004), “Share Based Payment” (FAS 123R). FAS123R supersedes APB 25, “Accounting for Stock Issued to Employees,” and is effective for public companies at the beginning of the first interim or annual period after June 15, 2005. FAS 123R requires that the fair value of equity based awards be recognized in the financial statements for new awards and previously granted awards that are not yet fully vested on the adoption date. The Company is currently evaluating the impact of adopting FAS 123R but does not expect a material impact.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Daou Systems, Inc.

We have audited the accompanying balance sheets of Daou Systems, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index to the financial statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daou Systems, Inc. at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 4, 2005

Daou Systems, Inc.

Balance Sheets

(In thousands, except for per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$10,941	$13,045
Investments, available-for-sale	128	102
Accounts receivable, net of allowance for doubtful accounts of $367 and $789 in 2004 and 2003, respectively	5,218	8,226
Contract work in progress	190	1,457
Other current assets	571	640

Total current assets	17,048	23,470
Due from officers/stockholders	119	83
Equipment, furniture and fixtures, net	885	1,144
Other assets	628	531

	$18,680	$25,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$765	$823
Accrued salaries and benefits	1,814	4,063
Accrued project costs	44	68
Other accrued liabilities	899	1,280
Deferred revenue	489	1,426

Total current liabilities	4,011	7,660
Deferred rent, net of current portion	394	489
Other long-term liabilities	—	34
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $ .001 par value. Authorized 3,520 shares; issued and outstanding 2,182 shares, with a liquidation preference of $17,827 and $16,256, respectively, at December 31, 2004 and 2003, including accrued dividends	2	2
Common stock, $ .001 par value. Authorized 50,000 shares; issued and outstanding 21,815 and 21,583 at December 31, 2004 and 2003, respectively, and 1,292 shares held in treasury at December 31, 2004 and 2003	22	22
Additional paid-in capital	57,546	55,936
Notes receivable from stockholders	(1,160)	(1,160)
Accumulated other comprehensive loss	(3)	(29)
Accumulated deficit	(42,132)	(37,726)

Total stockholders’ equity	14,275	17,045

	$18,680	$25,228

See accompanying notes to financial statements.

Daou Systems, Inc.

Statements of Operations

(In thousands, except for per share data)

	2004	2003	2002
Revenue before reimbursements (net revenue)	$27,107	$42,161	$37,935
Out-of-pocket reimbursements	2,284	3,265	3,240

Total revenue	29,391	45,426	41,175

Cost of revenue before reimbursable expenses	20,479	28,760	26,128
Out-of-pocket reimbursable expenses	2,284	3,265	3,240

Total cost of revenue	22,763	32,025	29,368

Gross profit	6,628	13,401	11,807
Operating expenses:
Sales and marketing	3,208	4,550	4,807
General and administrative	6,428	6,670	8,611
Restructuring (credit) charges	—	(252)	1,598

	9,636	10,968	15,016

Income (loss) from operations	(3,008)	2,433	(3,209)
Other income, net	209	207	270

Income (loss) before income taxes	(2,799)	2,640	(2,939)
Provision for income taxes	(36)	(52)	—

Net income (loss)	(2,835)	2,588	(2,939)
Accrued dividends on preferred stock	(1,571)	(1,290)	(1,054)

Net income (loss) available to common stockholders	$(4,406)	$1,298	$(3,993)

Earnings (loss) per common share:
Basic	$(0.20)	$0.06	$(0.21)

Diluted	$(0.20)	$0.05	$(0.21)

Shares used in computing earnings (loss) per common share:
Basic	21,656	20,821	19,075

Diluted	21,656	26,513	19,075

See accompanying notes to financial statements.

Daou Systems, Inc.

Statements of Stockholders’ Equity

For the Years Ended December 31, 2004, 2003, and 2002

(In thousands)

	Convertible preferred stock		Common stock		Additional paid-in capital	Notes receivable from stock- holders	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	2,182	$2	21,556	$22	$53,668	$(1,281)	$(72)	$(35,031)	$17,308

Issuance of common stock under employee stock purchase plan	—	—	160	—	81	—	—	—	81
Accrued dividends on preferred stock	—	—	—	—	1,054	—	—	(1,054)	—
Issuance of common stock upon exercise of stock options	—	—	21	—	3	—	—	—	3
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	—	(2,939)	(2,939)

Comprehensive loss:	—	—	—	—	—	—	—	—	(2,923)

Balance at December 31, 2002	2,182	2	21,737	22	54,806	(1,281)	(56)	(39,024)	14,469

Accrued dividends on preferred Stock					1,290			(1,290)	—
Issuance of stock options for Services					10				10
Issuance of common stock upon exercise of stock options			146		26				26
Purchase of restricted Stock			(300)	—	(196)	121			(75)
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	—	27	—	27
Net income	—	—	—	—	—	—	—	2,588	2,588

Comprehensive income:	—	—	—	—	—	—	—	—	2,615

Balance at December 31, 2003	2,182	2	21,583	22	55,936	(1,160)	29	(37,726)	17,045

Accrued dividends on preferred stock					1,571			(1,571)	—

Issuance of common stock upon exercise of stock options			232		39				39
Comprehensive loss:				—
Unrealized gain on investments	—	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	—	(2,835)	(2,835)

Comprehensive loss:	—	—	—	—	—	—	26	(2,835)	(2,809)

Balance at December 31, 2004	2,182	$2	21,815	$22	$57,546	$(1,160)	$(3)	$(42,132)	$14,275

See accompanying notes to financial statements.

Daou Systems, Inc.

Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2004	2003	2002
Net income (loss)	$(2,835)	$2,588	$(2,939)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	577	665	959
Amortization of deferred compensation	40	113	108
Provision for uncollectible accounts	(405)	(57)	186
Issuance of common stock and options for services	—	10	—
(Gain) loss on retirement of fixed assets	—	—	(10)
Changes in operating assets and liabilities:
Accounts receivable	3,413	(247)	(536)
Contract work in progress	1,267	690	131
Other current assets	69	(132)	(79)
Accounts payable and accrued liabilities	(463)	(3,267)	259
Accrued salaries and benefits	(2,249)	(265)	753
Deferred revenue	(937)	1,061	(220)
Other long-term liabilities	(266)	(13)	(11)

Net cash provided by (used in) operating activities	(1,789)	1,146	(1,399)

Investing activities
Purchase of equipment, furniture and fixtures	(318)	(342)	(900)
Increase in other assets	(36)	(29)	(334)

Net cash used in investing activities	(354)	(371)	(1,234)

Financing Activities
Proceeds from issuance of common stock	39	26	84
Repurchase of restricted stock, net of notes receivable	—	(75)	—

Net cash (used in) provided by financing activities	39	(49)	84

Increase (decrease) in cash and cash equivalents	(2,104)	726	(2,549)
Cash and cash equivalents at beginning of year	13,045	12,319	14,868

Cash and cash equivalents at end of year	$10,941	$13,045	$12,319

See accompanying notes to financial statements.

Daou Systems, Inc.

Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2004	2003	2002
Supplemental disclosure of noncash investing and financing activities:
Accrued preferred stock dividends to preferred stockholders	$1,571	$1,290	$1,054

Unrealized gain on investments	$26	$27	$16

Property and equipment acquired through tenant allowance	$—	$461	$—

Income taxes paid	$96	$17	$—

See accompanying notes to financial statements.

Daou Systems, Inc.

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Daou Systems, Inc. (“Daou” or the “Company”), a Delaware company, was incorporated in California on July 16, 1987 under the name Daou Systems, Inc., and reincorporated in Delaware on November 15, 1996. The Company provides expert consulting and management services to healthcare organizations in the design, deployment and support of IT infrastructure and application systems. Daou offers a range of comprehensive services including infrastructure and mobile health solutions, application implementation and support, management consulting and business process improvement, integration and wed services. Daou has provided services to more than 1,600 healthcare organizations, including leading private and public hospitals, managed care organizations on both the payer and provider sides of the market, as well as integrated healthcare delivery networks (IDNs) and some of the nation’s largest government healthcare entities. Daou Systems, Inc. is a publicly traded company listed on the OTC Bulletin Board under the stock symbol DAOU.

In 2003, the Company announced its decision to reorganize Daou’s internal management structure, consolidate operations and eliminate non-strategic services. As part of the reorganization, the Company consolidated Daou’s two operating divisions—Technology Services and Application Services, and operates as one business with multiple service offerings. As such, the Company currently has no reportable segments.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. SAB 104 requires that the following criteria be met in determining whether revenue has been earned:

•	persuasive evidence of an arrangement,

•	services have been delivered,

•	price is fixed and determinable, and

•	collectibility is reasonably assured.

The Company has the following types of revenue recognition: 1) services performed on an hourly basis, 2) services performed on a fixed-fee basis and 3) sales of material and maintenance contracts. In general, the Company enters into contracts with customers to provide services at a specified fee or rate per hour.

Revenue from professional services is recognized primarily on an hourly basis. Revenue from technical support, network management and help desk services is recognized as the services are performed. Revenue for the development and implementation of network solutions under fixed-fee contracts is recognized based on the level of service performed (i.e. the amount of actual labor cost incurred on the project) compared to the total labor costs to complete the project. Provisions for estimated losses on contracts, if any, are made during the period when the loss becomes probable and can be reasonably estimated. Costs incurred on projects where revenue recognition milestones have not been reached are classified as Contract Work in Progress. Payments received in advance of services performed are recorded as Deferred Revenue and recognized as revenue as the services are performed.

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

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

Services to Daou’s five largest customers accounted for approximately $8.8 million of net revenue for the year ended December 31, 2004, representing approximately 32% of total net revenue, with no one customer accounting for more than 8% of net revenue. Net accounts receivable due from Daou’s five largest customers accounted for approximately $1.7 million at year ended December 31, 2004, representing approximately 32% of net accounts receivable.

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

At December 31, 2004, the Company has approximately $276,000 of cash related to operating leases in an escrow account subject to certain withdrawal restrictions. This amount is classified in Other Assets on the balance sheet.

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the remaining lease term.

Advertising Expense

Advertising expenditures are charged to expense as incurred. The Company expensed $196,000, $260,000 and $222,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement 123 (revised 2004), “Share Based Payment” (FAS 123R). FAS123R supersedes APB 25, “Accounting for Stock Issued to Employees,” and is effective for public companies at the beginning of the first interim or annual period after June 15, 2005. FAS 123R requires that the fair value of equity based awards be recognized in the financial statements for new awards and previously granted awards that are not yet fully vested on the adoption date. The Company is currently evaluating the impact of adopting FAS 123R but does not expect a material impact.

Effective July 1, 2003, the company adopted the FASB’s consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

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

Stock-Based Compensation

The Company has stock-based employee compensation plans which are described more fully in Note 8. The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

(In thousands, except per share information)

	Years Ended December 31,
	2004	2003	2002
Net income (loss) available to common stockholders as reported	$(4,406)	$1,298	$(3,993)
Add total stock-based employee compensation determined under APB No. 25	—	10	—
Deduct total stock-based employee compensation determined under the fair value method for all awards, net of tax	(363)	(953)	(3,425)

Pro forma net income (loss)	$(4,769)	$355	$(7,418)

Earnings (loss) per share
Basic – as reported	$(0.20)	$0.06	$(0.21)

Diluted – as reported	$(0.20)	$0.05	$(0.21)

Basic – pro forma	$(0.22)	$0.02	$(0.39)

Diluted – pro forma	$(0.22)	$0.01	$(0.39)

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

2. Earnings Per Share

The following table details the computation of basic and diluted earnings (loss) per share:

(In thousands, except per share information)

	Years Ended December 31,
	2004	2003	2002
Numerator:
Net income (loss)	$(2,835)	$2,588	$(2,939)
Preferred stock dividends	1,571	1,290	1,054

Numerator for basic and diluted earnings (loss) per share - income (loss) available to common stockholders	(4,406)	1,298	(3,993)

Denominator:
Weighted-average common shares outstanding	21,742	21,662	21,591
Weighted-average unvested common shares subject to repurchase agreements	(86)	(841)	(2,516)

Denominator for basic earnings (loss) per share	21,656	20,821	19,075

Effect of dilutive securities:
Unvested common shares subject to repurchase agreements	—	841	—
Stock options	—	1,368	—
Warrants	—	3,483	—

Dilutive potential common shares	—	5,692	—

Denominator for diluted earnings (loss) per share	21,656	26,513	19,075

Basic earnings (loss) per share	$(0.20)	$0.06	$(0.21)

Diluted earnings (loss) per share	$(0.20)	$0.05	$(0.21)

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

For the years ended December 31, 2004 and 2002, diluted loss per share is unchanged from basic loss per share because the effects of the unvested common shares subject to repurchase agreements and the assumed conversions of Series A Convertible Preferred Stock, stock options and warrants would be anti-dilutive.

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

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

As of December 31, 2002, as part of its strategy to position itself for continued growth in the marketplace, the Company reorganized its management structure, consolidated operations and eliminated certain non-strategic services. In addition, in the fourth quarter of 2002, the Company increased its estimate of costs and related sublease income related to previously announced closures of certain facilities. These combined actions resulted in a workforce reduction of approximately 16 employees and a restructuring charge in the fourth quarter of 2002 of $1.6 million.

The following table summarizes the activity in the Company’s accrued restructuring liability:

	Severance costs for involuntary employee terminations	Costs related to closure and combination of facilities	Total
Balance at December 31, 2001	$151	$1,161	$1,312
Year Ended December 31, 2002:
Reserve established	1,065	533	1,598
Reserve utilized	(222)	(1,064)	(1,286)

Balance at December 31, 2002	994	630	1,624
Year Ended December 31, 2003:
Reserve established	—	—	—
Reserve utilized	(994)	(309)	(1,303)
Other adjustments (a)		(252)	(252)

Balance at December 31, 2003	—	69	69

Year Ended December 31, 2004:
Reserve established
Reserve utilized	—	(31)	(31)

Balance at December 31, 2004	$—	$38	$38

(a)	In the third quarter of 2003, the Company was able to reduce its obligations relating to unused office space. The amount has been recorded as a restructuring credit in the statements of operations as the original provision was recorded as a restructuring expense in the period in which the charge was recorded.

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

4. Investments, Available-For-Sale

Short-term investments, available-for-sale, consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004
Government debt securities	$102	$26	$—	$128

December 31, 2003
Government debt securities	$75	$27	$—	$102

The government debt securities mature in 2007 and 2008.

5. Selected Balance Sheet Details

Equipment, furniture and fixtures consist of the following (in thousands):

	December 31,
	2004	2003
Equipment and furniture	$5,084	$4,826
Leasehold improvements	701	641

	5,785	5,467
Less accumulated depreciation and amortization	(4,900)	(4,323)

	$885	$1,144

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Customer prepayments	$82	$432
Accrued restructuring	38	69
Other	779	779

	$899	$1,280

6. Commitments

The Company leases its facilities and certain equipment under operating lease agreements. The facility leases provide for abatement of rent during certain periods, escalating rent payments, and tenant work allowances during the lease term. The Company records the total amount of rent payments (including abatement of rent and escalating rent payments) on a straight-line basis over the term of the lease. Tenant work allowances are recorded as a deferred liability when received from the landlord and are recorded as a reduction of rental expense over the term of the lease. Rent expense for 2004, 2003 and 2002 totaled $846,000, $678,000, and $760,000 respectively.

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

Annual future minimum lease payments under non-cancelable operating leases with initial terms of one year or more at December 31, 2004, consist of the following (in thousands):

2005	$947
2006	707
2007	728
2008	708
2009	282
Thereafter	50

$3,422

The Company also subleases certain of its leased facilities under non-cancelable sublease agreements through 2005. Income related to these subleases is used to primarily offset restructuring liabilities. For the years ended December 31, 2004 and 2003, the full amount received from subleases was applied to restructuring liabilities. Future amounts due to the Company under sublease agreements, aggregate $234,000 for the year ended December 31, 2005.

7. Related Party Transactions

During the year ended December 31, 2002, the Company received certain personnel recruitment services from a Company owned by one of its Board members at the time. The Company believes the terms of its arrangement were at least as favorable, if not more, than those offered by competing recruitment firms. Payments for these services during the year ended December 31, 2002 consisted of cash compensation totaling $141,000. There were no such services performed in 2004 or 2003.

8. Stockholders’ Equity

Convertible Preferred Stock

In July 1999, the Company issued 2,181,818 shares of Series A Convertible Preferred Stock to Galen Partners and their affiliates for an aggregate amount of $12 million or $5.50 per share. Holders were initially entitled to receive cumulative dividends at the rate of six percent per annum, generally payable in the form of shares of Series A Preferred Stock until July 26, 2001. The dividend rate increased to 7% on July 26, 2001, to 8% on July 26, 2002, to 9% on July 26, 2003, to 10% on July 26, 2004, and will continue to increase an additional 1% on July 26 of each year up to a maximum of 12%. No cash dividends may be paid on the common stock unless full dividends on the Series A Preferred Stock for the then current dividend period have been either paid or declared with a sum sufficient for the payment set apart.

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

As of December 31, 2004, the Company had accrued but undeclared preferred stock dividends of approximately $5.8 million (payable in kind by the issuance of approximately 1.1 million shares of Series A Preferred Stock), thereby entitling the holders of the Series A Preferred Stock to a total liquidation preference of approximately $17.8 million.

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

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

In connection with two of the agreements, the Company agreed to reimburse the officers for the interest due in accordance with the terms of the notes receivable. Accordingly, deferred compensation totaling $321,000 was recorded in connection with these agreements. This amount is included in other assets and is being amortized ratably over the five year term of the notes. Amortization totaled $40,000, $113,000 and $108,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Employee Stock Purchase Plan

In May 2000, the Company adopted the Daou Systems, Inc. Employee Stock Purchase Plan (“ESPP”), under which 1,500,000 shares of the Company’s common stock are reserved for issuance. Under the ESPP, eligible employees are allowed to purchase common stock at six-month intervals at the lower of the fair market value at the beginning of the measurement period or 85% of the fair market value at the end of the measurement period. On December 31, 2002 and June 30, 2002, the Company issued 105,571 shares of common stock at $.3485 per share and 54,237 shares of common stock at $.8415 per share, respectively. At December 31, 2002, 904,189 shares remained available for future issuance under the ESPP. The Company has placed the ESPP in suspended status since January 1, 2003.

Stock Option Plans

During 1996, the Company adopted the 1996 Stock Option Plan (the “Plan”), under which 5,000,000 shares, as amended, of the Company’s common stock are reserved for issuance upon exercise of options granted by the Company. The Plan provides for the grant of both incentive and nonstatutory stock options to officers, directors, employees and consultants of the Company. Options granted by the Company generally vest over a three to five-year period and are exercisable for a period of ten years from the date of the grant.

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

The following summary of the Company’s stock option activity and related information includes 225,000 non-qualified stock options at an exercise price ranging from $0.41 to $1.03 per share, 100,000 options at an exercise price of $0.28 per share, and 300,000 options at an exercise price ranging from $0.20 to $0.38 per share, granted outside of the plan and approved by the Company’s Board of Directors in 2002, 2003 and 2004, respectively:

	2004		2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding—beginning of year	4,471,138	$1.47	4,538,462	$1.77	4,382,703	$2.02
Granted	400,000	0.29	475,750	0.36	778,250	0.92
Exercised	(232,002)	0.18	(146,671)	0.18	(21,669)	0.18
Forfeited	(1,080,928)	1.96	(396,403)	3.96	(600,822)	2.58

Outstanding—end of year	3,558,208	$1.28	4,471,138	$1.47	4,538,462	$1.77

Exercisable at end of year	2,341,756	$1.62	2,294,990	$2.22	1,550,701	$3.57

Weighted-average fair value of options granted during the year		$0.24		$0.24		$0.61

The following table summarizes information about stock options outstanding at December 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$.00 - $.18	613,665	6.2	$0.18	613,665	$0.18
$.19 - $.33	710,000	6.6	$0.26	467,778	$0.29
$.34 - $.50	456,777	8.3	$0.41	177,212	$0.41
$.51 - $.75	875,000	6.6	$0.52	625,000	$0.52
$.76 - $1.00	405,500	7.0	$1.00	3,667	$0.80
$1.01 - $2.00	177,667	7.2	$1.14	137,335	$1.14
$2.01 - $3.00	2,500	5.3	$2.19	2,000	$2.19
$3.01 - $4.00	32,234	4.3	$3.75	30,234	$3.75
$4.01 - $5.00	79,034	2.2	$4.34	79,034	$4.34
$5.01 - $25.00	205,831	3.2	$12.29	205,831	$12.29

	3,558,208	6.5	$1.28	2,341,756	$1.62

At December 31, 2004, options for 2,685,731 common shares were available for future grant.

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rate	3.5%	3.00%	6.0%
Dividend yield	0%	0%	0%
Volatility factor of the expected market price of the Company’s common stock	123%	82%	138%
Weighted average expected life of options (years)	5	5	5

Common Stock Reserved

At December 31, 2004, the Company had the following shares reserved for future issuance:

Series A convertible preferred stock	2,750,000
Warrants	3,540,000
Stock options	6,243,939
Employee stock purchase plan	904,189

Total	13,438,128

9. Income Taxes

The income tax provision of $36,000 recorded in 2004 represents current state income taxes and the income tax provision of $52,000 recorded in 2003 is comprised of current Federal alternative minimum taxes of $36,000 and current state income taxes of $16,000. Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes.

Significant components of the Company’s deferred tax assets and liabilities are shown below (in thousands):

	December 31,
	2004	2003
Deferred tax liabilities:
Depreciation and amortization	$157	$60

	157	60
Deferred tax assets:
Reserves and allowances	443	696
Tax credit carryforwards	35	36
Net operating losses	11,930	9,925

	12,408	10,657

Net deferred tax asset before valuation allowance	12,251	10,597
Valuation allowance for deferred tax assets	(12,251)	(10,597)

Net deferred tax asset	$—	$—

At December 31, 2004, the Company has federal and state net operating loss carryforwards of approximately $32.0 million and $10.9 million, respectively. The federal loss carryforwards expire beginning in 2018 through

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

2024 and the state loss carryforwards expire from 2004 through 2024, unless previously utilized. Additionally, the Company has federal alternative minimum tax credit carryforwards of approximately $36,000 which may be carried forward indefinitely. For financial reporting purposes the Company has recorded a valuation allowance against the deferred tax assets (which have arisen primarily due to these net operating losses) as realization is not certain.

Under section 382 of the Internal Revenue Code, the annual use of the Company’s net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%. However, the Company does not believe such a limitation will have a material impact on the ultimate utilization of these carryforwards.

The reconciliation of income tax computed at the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended December 31,
	2004	2003	2002
Tax at federal statutory rate	(35.0)%	35.0%	(35.0)%
Nondeductible expenses	0.4	0.9	2.4
State taxes, net of federal benefit	(2.2)	5.6	(5.5)

Valuation allowance	37.6	—	38.1
Use of net operating loss carryforwards	—	(39.5)	—

	0.8%	2.0%	0.0%

10. Benefit Plans

The Company sponsors the Daou Systems, Inc. 401(k) Salary Savings Plan (the “401(k) Plan”) which covers employees who meet certain age and service requirements. Employees may contribute a portion of their earnings each plan year subject to certain Internal Revenue Service limitations. This Plan replaces the former Daou Systems, Inc. 401(k) Salary Savings Plan. The Company also had various other defined contribution plans related to acquisitions under which employees also participated. During 2003, the Company terminated all of its former defined contribution plans and as of December 31, 2003 the Company only maintains the 401(k) Plan. Contributions under the 401(k) Plan are made at the sole discretion of the Company and were $0, $370,000 and $344,000 for 2004, 2003 and 2002, respectively.

11. Contingencies

IN RE DAOU SYSTEMS SECURITIES LITIGATION

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, four separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California. A group of shareholders has been appointed the lead plaintiff in this federal litigation, and they filed a second amended consolidated class action complaint on January 21, 2000. This new complaint realleges that the Company improperly used the “percentage-of-completion” accounting method for revenue recognition. Claims are pleaded under both the 1933 Securities Act (relating to the Company’s initial public offering) and section 10b of the 1934 Securities Act. The complaint was brought on behalf of a purported class of investors who purchased the Company’s Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts.

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

A Motion to Dismiss the second amended consolidated class action complaint was filed on February 23, 2000. On March 27, 2002, the Court granted the Motion but extended to plaintiffs the opportunity to file a Third Amended Complaint. The plaintiffs filed their third amended consolidated class action complaint on May 16, 2002, to which the Company responded with another Motion to Dismiss. The Motion was filed on June 24, 2002 and challenged the legal sufficiency of the allegations. On October 15, 2002, the Court granted that Motion, this time with prejudice.

Plaintiffs timely noticed an appeal and filed their Appellants’ Brief with the Ninth Circuit Court of Appeals on April 9, 2003. On July 2, 2003, the Company filed its Respondents’ Brief and Cross-Appeal. The Cross-Appeal challenges the trial court’s failure to assess whether the complaint complied with applicable pleadings standards. The matter was argued before the court on February 12, 2004. On February 2, 2005, the court reversed the dismissal and remanded the case back to the district court. Because it reversed the dismissal, it did not decide the Company’s cross-appeal. The Company appealed the reversal by way of petition for rehearing to the Ninth Circuit Court of Appeals filed February 23, 2005. Among other issues appealed was the court’s ruling on loss causation. On March 3, 2005, the Ninth Circuit deferred consideration on the petition for rehearing until the United States Supreme Court renders its opinion in another case involving the same loss causation issue. Given this deferral, the Company’s intended appeal to the Supreme Court by way of writ of certiorari is in abeyance until the Ninth Circuit decides the petition for rehearing.

On October 7, 1998 and October 15, 1998, two separate complaints were filed in the Superior Court of San Diego County, California. These state court complaints mirror the allegations set forth in the federal complaints. They also assert claims for common law fraud and the violation of certain California statutes. As with their federal counterparts, they do not allege specific damage amounts. On April 1, 1999, a Consolidated Amended Class Action was filed on behalf of the same state court plaintiffs, and this new complaint alleges the same factual basis as is asserted in the federal litigation. The state litigation pleads claims for fraud and violations of certain California Corporation Code provisions. By stipulation of the parties and order of the court, this state court litigation was stayed pending the outcome of the motion to dismiss the federal lawsuits, as well as the resulting Appeal and Cross-Appeal.

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

Daou Systems, Inc.

Notes to Financial Statements—(Continued)

The Company and certain of the Company’s former officers and directors entered into a Settlement Agreement And Mutual General Release Of All Claims with Steven C. Dickson and Mary B. Dickson on October 29, 2004. The Parties voluntarily elected to settle the litigation entitled Steven C. Dickson v. Daou Systems, Inc., et al.; the arbitration entitled Steven C. Dickson v. Daou Systems, Inc, et al.; and a certain judgment lien in favor of Daou Systems, Inc. against Steven C. Dickson and any and all other claims or disputes arising out of any other contract, agreement or business dealings of any kind between the Parties. The settlement did not have a material impact to the 2004 financial results.

12. Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the year ended December 31, 2004 and 2003, respectively. The unaudited financial information reflects all normal recurring adjustments, which in the opinion of management are necessary for the fair statement of the results of the interim periods (in thousands, except per share amounts).

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2004
Net revenue	$8,838	$6,643	$5,631	$5,995
Gross profit	1,716	1,755	1,118	2,039
Net loss available to common stockholders	(1,275)	(1,323)	(1764)	(44	) *
Net loss available to common stockholders per common share:
Basic	(0.06)	(0.06)	(0.08)	—
Diluted	(0.06)	(0.06)	(0.08)	—

2003
Net revenue	$11,217	$11,202	$10,127	$9,615
Gross profit	3,522	4,113	3,113	2,653
Net income available to common stockholders	376	556	331	35
Net income available to common stockholders per common share:
Basic	0.02	0.03	0.02	—
Diluted	0.02	0.02	0.01	—

*	The fourth quarter was favorably impacted by certain accrual adjustments made in the period. The Company reduced employee bonus and commission expenses by approximately $400,000 and Company 401(k) discretionary match accruals by approximately $225,000 as a result of lower than expected revenue and gross margin performance, and made a $257,000 adjustment to the provision for bad debt as the result of collecting overdue accounts.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Write- offs	Balance at End of Period
Year Ended December 31,2004:
Allowance for doubtful accounts	$789	$(405)	$—	$17	$367
Year Ended December 31, 2003:
Allowance for doubtful accounts	$732	$57	$—	$—	$789
Year Ended December 31, 2002:
Allowance for doubtful accounts	$715	$186	$—	$169	$732

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A: Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2004, in alerting them in a timely manner to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the fourth quarter of 2004.

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

PART IV

Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following are filed as part of, or included in, this Annual Report on Form 10-K:

(1)	The financial statements listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule are filed as a part of this Annual Report on Form 10-K.

(2)	The financial statement schedule listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule is filed as a part of this Annual Report on Form 10-K.

(3)	The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2005

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

Signature	Title	Date
/s/ Vincent K. Roach	Director, President and Chief Executive Officer	March 30, 2005
Vincent K. Roach

/s/ Larry R. Ferguson	Chairman of the Board	March 30, 2005
Larry R. Ferguson

/s/ Bruce R. Wesson	Director	March 30, 2005
Bruce R. Wesson

/s/ Douglas L. Cox	Director	March 30, 2005
Douglas Cox

/s/ Richard A. Blumenthal	Director	March 30, 2005
Richard Blumenthal

/s/ Robert F. Radin	Director	March 30, 2005
Robert F. Radin

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	—	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	—	Bylaws of the Registrant.

4.1	—	Reference is made to Exhibits 3.1 and 3.2.

4.2(1)	—	Specimen stock certificate.

4.3(3)	—	Certificate of Designations of the Registrant, as filed with the Secretary of State of the State of Delaware on July 23, 1999.

4.4(4)	—	Amended and Restated Registration Rights Agreement, dated as of November 9, 2000, by and between the Registrant, Galen Partners III, L.P., a Delaware limited partnership (“Galen III”), Galen Partners International III, L.P., a Delaware limited partnership (“Galen International”), and Galen Employee Fund III, L.P., a Delaware limited partnership (“Galen Employee Fund”).

4.5(6)	—	Restricted Stock Purchase Agreement, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.

4.6(6)	—	Registration Rights Agreement, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.

4.7(7)	—	Registration Rights Agreement, dated June 1, 2001, by and between the Registrant and James T. Roberto.

10.1(1)	—	Form of Indemnification Agreement.

Exhibit Number	Description
10.2(2)	—	Amendment No. 5 to Daou Systems, Inc. 1996 Stock Option Plan, as amended.

10.3(1)	—	Form of Incentive Stock Option Agreement under the 1996 Stock Option Plan.

10.4(1)	—	Form of Nonstatutory Stock Option Agreement under the 1996 Stock Option Plan.

10.5(*)	—	Form of Master Services Agreement.

10.6(3)	—	Voting Agreement, dated as of July 26, 1999, by and among the Registrant, Daniel J. Daou, Georges J. Daou, Galen III, Galen International and Galen Employee Fund.

10.7(3)	—	Series A Preferred Stock Purchase Agreement, dated as of July 26, 1999, by and among the Registrant, Galen III, Galen International and Galen Employee Fund.

10.8(6)	—	Employment Agreement, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.

10.9(11)	—	Amended and Restated Employment Agreement, dated August 13, 2004, by and between the Registrant and Vincent K. Roach.

10.10(6)	—	Secured Promissory Note, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.

10.11(6)	—	Stock Pledge Agreement, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.

10.12(7)	—	Secured Promissory Note, dated June 1, 2001, by and between the Registrant and James T. Roberto.

10.13(7)	—	Stock Pledge Agreement, dated June 1, 2001, by and between the Registrant and James T. Roberto.

Exhibit Number		Description

10.14(2)	—	Executive Stock Option Agreement, dated December 13, 2001, between the Registrant and Neil R. Cassidy.

10.15(2)	—	Executive Stock Option Agreement, dated December 13, 2001, between the Registrant and James T. Roberto.

10.16(2)	—	Executive Stock Option Agreement, dated November 6, 2001, between the Registrant and Daniel J. Malcolm.

10.17(8)	—	Executive Stock Option Agreement, dated May 17, 2002, by and between Registrant and Neil R. Cassidy.

10.18(8)	—	Form of Board of Director Stock Option Agreement, dated November 5, 2002, by and between Registrant and Kevin. M. Fickenscher, David W. Jahns, and H. Lawrence Ross (25,000 options each), and November 6, 2002, by and between Registrant and Larry R. Ferguson (100,000 options).

10.19(8)	—	Separation Agreement and General Release, dated December 31, 2002, between the Registrant and Neil R. Cassidy.

10.20(8)	—	Separation Agreement and General Release, dated December 31, 2002, between the Registrant and James T. Roberto.

10.21(8)	—	Form of Indemnification Agreement.

10.22(9)	—	Executive Stock Option Agreement, dated February 10, 2003, between Registrant and Daniel J. Malcolm.

10.23(9)	—	Amendment No. 1 to Separation Agreement and General Release, dated effective March 31, 2003, between Registrant and Neil R. Cassidy.

10.24(10)	—	General Release, dated July 19, 2004, between Registrant and Daniel J. Malcolm.

10.25(12)	—	Employment Agreement, dated March 9, 2005, between Registrant and John A. Roberts.

23.1	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1(*)	—	Certification of Vincent K. Roach

31.2(*)	—	Certification of John A. Roberts

Exhibit Number	Description
32.1(*)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Filed herewith.
(1)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Registration Statement on Form SB2, File No. 333-18155, declared effective by the Commission on February 12, 1997.
(2)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002.
(3)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed with the Commission on July 29, 1999.
(4)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on November 14, 2000.
(5)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 14, 2001.
(6)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.
(7)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001.
(8)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003.
(9)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Commission on August 14, 2003.
(10)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 11, 2004.
(11)	Incorported by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 12, 2004.
(12)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K, filed with the Commission on March 11, 2005.