Form 10-K/A
period 2004-12-31
DAOU SYSTEMS INC
filed 2005-04-29
CIK 1003989

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b2). YES ☐  NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004 was $5,729,082.

As of April 20, 2005, the number of issued and outstanding shares of the Registrant’s Common Stock was 21,815,378.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is being filed by Daou Systems, Inc. (“the Company”), in order to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which the Company had intended to incorporate by reference to its definitive proxy statement. No other changes are being made by means of this filing.

PART III

Item 10:	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors

The following table identifies the directors of the Company, the positions which they hold, their age, and the year in which they began serving in their respective capacities.

Name	Age	Director Since	Position
Vincent K. Roach (1)	61	2001	Chief Executive Officer, President and Director
Larry R. Ferguson (2),(4),(5),(6)	54	2002	Chairman of the Board
Richard A. Blumenthal (2),(4),(6)	56	2004	Director, Chairman of the Nominating Committee
Douglas L. Cox (3),(4),(6)	58	2004	Director, Chairman of the Audit Committee
Robert F. Radin, PhD (3),(4),(5),(6)	51	2004	Director, Chairman of the Compensation Committee
Bruce R. Wesson (1),(5)	62	2004	Director

(1)	Class III director, term expires at 2005 annual meeting of stockholders.

(2)	Class II director, term expires at 2006 annual meeting of stockholders.

(3)	Class I director, term expires at 2007 annual meeting of stockholders.

(4)	Member of the Audit Committee.

(5)	Member of the Compensation Committee.

(6)	Member of the Nominating Committee.

Mr. Roach has served as Chief Executive Officer and President of the Company since July 19, 2004, and as a director of the Company since June 2001. He served as the Company’s Executive Vice President from January 2003 through July 2004. Mr. Roach also served as President of the Company’s Application Services business from January 2001 through January 2003 and as a director and President of DAOU-TMI, Inc., a subsidiary of the Company, from June 1998 through December 2000. He holds a B.A. from Wabash College.

Mr. Ferguson has been a Director of the Company since November 2002 and the Chairman since February 2003. Since 2000, Mr. Ferguson has been the President of The Ferguson Group, a private equity investment and consulting firm specializing in information technology companies. An Air Force veteran, competitive marathon runner, and active Board member of two University of North Carolina foundations, MDEverywhere and ABOVO Marketing Group, Mr. Ferguson is also a frequent speaker at several industry associations in the healthcare informatics field. Mr. Ferguson has served as President and CEO of both public and privately held IT companies, most recently Avio Corporation from 1999-2000 and First Data Corporation from 1986-1995. He holds a B.A. in business administration from University of North Carolina-Charlotte.

Mr. Blumenthal has been a Director of the Company since September 9, 2004. Mr. Blumenthal retired as Executive Vice President, General Counsel and Secretary of Systems & Computer Technology Corporation (SCT), a leading global provider of e-education solutions for colleges and universities, in April 2004. He held that position from October 2002 until April 2004. Prior to that, Mr. Blumenthal held a variety of executive positions at SCT, serving as Senior Vice President, General Counsel and Secretary from July 1990 to October 2002, Vice President, General Counsel and Secretary from July 1987 to July 1990, Assistant Vice President, General Counsel and Secretary from May 1986 to July 1987, and Assistant Vice President, General Counsel and Assistant Secretary from December 1985 to May 1986. Mr. Blumenthal holds a B.A. in Political Science from Temple University and a J.D. from Temple University School of Law.

Mr. Cox has been a Director of the Company since June 2, 2004. Since 1998, Mr. Cox has been Executive Vice President and Chief Financial Officer of Opinion Research Corporation. He is responsible for the worldwide financial functions of this NASDAQ-listed professional services company with revenues of $195 million. From 1988 to 1998, he was the Senior Vice President and Chief Financial Officer of Atofina Chemicals, Inc. (formerly Pennwalt Corporation, a NYSE listed company) a U.S.-based multinational chemical company operating in 14 countries with revenues of $1.8 billion. Mr. Cox has served as a Director of industry and community organizations. He holds both a B.S. and a master’s degree in business administration from the Wharton School of Business, University of Pennsylvania.

Dr. Radin has been a Director of the Company since June 2, 2004. Dr. Radin has been an Adjunct Professor at Boston College since 2003 teaching graduate courses in Corporate Governance, Management and Organizational Behavior and, since 2002 has been an Affiliate of the Boston College Business Institute. From 1996 to 2002, he was a Doctoral Candidate in Board Governance at Boston College, after having served as President of Investor Services Group (ISG), First Data Corporation from 1992 to 1995 and President of Shareholder Services for American Express Information Services from 1989 to 1992. Dr. Radin worked at The Boston Company/Shearson Lehman Brothers from 1983 to 1989, first as the Senior Vice President of Operations for the Mutual Fund Division and then as the Executive Vice President of the Transfer Agent Division. He holds a B.S. in Accounting from Northeastern University, a master’s degree in business administration from Babson College and a Ph.D. from Boston College.

Mr. Wesson has been a Director of the Company since October 26, 2004. Mr. Wesson has been with Galen Associates since joining them in 1991 after serving as a Managing Director in the Corporate Finance Division at Smith Barney, where he worked for over 23 years. Mr. Wesson joined Smith Barney in 1967, and in 1976 was promoted to Managing Director, and four years later was elevated to Senior Vice President and Managing Director. During his tenure at Smith Barney, Mr. Wesson directed the Major Account Group and was Senior Managing Director in charge of the East Coast Region. Mr. Wesson was also Chairman of the Valuation and Opinion Committee for Corporate Finance. In this capacity, he was ultimately responsible for all of the valuations and opinions given by Smith Barney. He currently serves on the Boards of Qmed, Inc. as Chairman, and Crompton Corporation, Encore Medical, Inc., Acura Pharmaceuticals, Inc., and several privately held companies as a member. He formerly served on the Board of CryoLife, Inc., a publicly traded Galen I portfolio company. Mr. Wesson serves on the Board of Trustees of Colgate University and is a past President of The Colgate University Alumni Corporation Board of Directors. He also serves as Vice Chairman of the Board of Trustees and Chairman of the Investment Committee of the Overlook Hospital Foundation. Mr. Wesson holds a Bachelor of Arts from Colgate University and a master’s degree in business administration from Columbia University.

Executive Officers

The following table identifies the executive officers of the Company, their age and the positions which they hold.

Name	Age	Position
Vincent K. Roach	61	Chief Executive Officer, President and Director
John A. Roberts	46	Chief Financial Officer and Secretary

Mr. Roach has served as Chief Executive Officer and President of the Company since July 19, 2004. Please see “Directors” on page 3 for Mr. Roach’s biography.

Mr. Roberts was named Chief Financial Officer of Daou Systems, Inc. in December, 2003. Joining the Company as the Acting CFO in June 2003, Mr. Roberts was also a partner with the Philadelphia Office of Tatum Partners LLC. Prior to joining Tatum Partners, he served from 2001 to 2002 as the Vice President of Business Development for MEDecision, Inc., a software products company providing medical management solutions for managed care organizations. From 1999 to 2001, Mr. Roberts held the position of Senior Vice President of Corporate Development and Chief Financial Officer for HealthOnline, Inc., a provider of web-based community and provider portal and hosting services. From 1995 to 1999, Mr. Roberts was the Chief Financial Officer for the Center for Health Information, a wholly owned subsidiary of PharMerica, Inc., a pharmaceutical services company focused in long term care. Mr. Roberts earned a Bachelor of Science and a master’s degree in business administration from the University of Maine.

Audit Committee Financial Expert

The Board of Directors has determined that Douglas L. Cox, an independent director serving as the Chairman of the Audit Committee, is qualified and designated as the “audit committee financial expert” as defined in regulations of the Securities and Exchange Commission (the “SEC”) under the Sarbanes-Oxley Act of 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors to file initial reports of ownership and reports of change of ownership with the SEC. Executive officers and directors and holders of more than 10% of any class of equity securities of the Company are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of copies of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2004 and Form 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 2004, all executive officers, directors and 10% holders were in compliance.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics for all Company directors, officers and employees. The Code of Business Conduct and Ethics is posted on the Company’s website (www.daou.com). This document is also available in print to any person who requests it. Requests should be sent to Investor Relations at Daou Systems, Inc., 412 Creamery Way, Suite 300, Exton, PA 19341. The Company intends to post all amendments to and waivers from provisions of the Code of Business Conduct and Ethics that apply to the Company’s executive officers on its website to satisfy the disclosure requirements of Item 5.05 of Form 8-K.

Item 11:	Executive Compensation.

Summary Compensation Table

The following table shows for the three (3) years ended December 31, 2004 the cash and other compensation awarded to, earned by or paid to (i) the Company’s Chief Executive Officer during 2004, and (ii) each of the executive officers (other than the Chief Executive Officer) who were serving as executive officers at the end of 2004 (collectively, the “Named Executive Officers”):

Summary Compensation Table

Long-Term Compensation
		Annual Compensation			Awards
Name and Principal Position	Year	Salary	Bonus		Securities Underlying Options/SARs	All Other Compensation
Vincent K. Roach (1) Chief Executive Officer and President	2004 2003 2002	639,888 240,000 240,000	110,112 970,931 1,083,984	(2)	— — —	444,000 7,200 1,650	(3) (4) (4)

John A. Roberts Chief Financial Officer and Secretary	2004 2003 2002	200,000 85,610 —	41,961 50,000 —		— — —	— — —

Daniel J Malcolm (8) Chief Executive Officer and President	2004 2003 2002	162,000 300,000 240,000	— 100,000 85,000		— 250,000 —	171,562 18,174 5,275	(5) (6) (7)

(1)	Mr. Roach was appointed Chief Executive Officer and President of the Company on July 19, 2004.

(2)	Mr. Roach’s bonus compensation is determined according to his employment agreement with the Company, the terms of which are disclosed on page 8.

(3)	Mr. Roach was paid additional compensation as part of a covenant not to compete agreement entered into with the Company in connection with his employment agreement, the terms of which are disclosed on page 8.

(4)	Contributions made by the Company under its 401(k) plan.

(5)	Severance payment pursuant to Mr. Malcolm’s separation agreement with the Company, as disclosed on page 8, and accrued but unused vacation pay of $33,562.

(6)	Includes $7,200 of contributions made by the Company under its 401(k) plan and $10,974 of additional compensation in connection with the repayment of a promissory note.

(7)	Contributions made by the Company under its 401(k) plan.

(8)	Mr. Malcolm entered into a separation agreement with the Company, effective July 19, 2004, which released him from his employment responsibilities.

Option Grant Table

The Company did not award stock options to any of the Named Executive Officers during 2004.

Aggregated Fiscal Year-End Option Values

There were no option exercises by any of the Named Executive Officers during the twelve months ended December 31, 2004. The following table sets forth certain information regarding options to purchase shares of Common Stock held as of December 31, 2004 by each of the Named Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2004 (Exercisable/ Unexercisable)	Value of Unexercised In-the-Money Options at December 31, 2004 (Exercisable/ Unexercisable)
Daniel J. Malcolm	—	—	811,111 / 288,889	$0/$0
Vincent K. Roach	—	—	0 / 0	$0 /$0
John A. Roberts	—	—	0 / 0	$0 /$0

Director Compensation

During the Company’s 2004 fiscal year, members of the Board were paid according to the following schedule: $1,250 for all Board or committee meetings attended in person, $1,000 for participation on Audit Committee conference calls and $500 for participation on other conference calls. In addition, the Board approved an annual retainer for each Board member as follows: $3,000 for each Board member and $15,000 each for the Chairman of the Board and the audit committee chair. In addition, as consideration for serving on the Board, the Company from time to time grants to each outside director options to purchase shares of Common Stock, in each case vesting over three years from the date of issuance. The Board awarded 100,000 stock options to each of Mr. Blumenthal, Mr. Cox and Mr. Radin. The Board members are reimbursed for actual out-of-pocket expenses associated with attending Board meetings, according to the Company’s expense reimbursement policy consistent with officers and employees of the Company. On December 2, 2004, the Board voted to modify the fees paid to independent directors, effective January 1, 2005, to an annual retainer of $25,000, payable quarterly in arrears. In addition, the Chairman of the Board will receive a $15,000 annual retainer as compensation for his duties as Chairman of the Board; the Chairman of the Audit Committee will receive a $10,000 annual retainer as compensation for his duties as Chairman of the Audit Committee; the Chairman of the Compensation Committee will receive a $5,000 annual retainer as compensation for his duties as Chairman of the Compensation Committee; and the Chairman of the Nominating Committee will receive a $5,000 annual retainer as compensation for his duties as Chairman of the Nominating Committee, all payable quarterly in arrears. The Company may elect to change the cash compensation amounts or grant additional options to directors in the future.

Employment and Other Agreements

Vincent K. Roach. The Company entered into a new employment agreement with Mr. Roach on August 13, 2004, which provides for base salary through December 31, 2004 at the annualized rate of $750,000, less compensation already paid for calendar year 2004. Mr. Roach was also paid an additional $444,000 in bi-weekly installments through December 31, 2004 in connection with expanded post-employment non-compete arrangements. Pursuant to the new employment agreement, commencing January 1, 2005, Mr. Roach will be paid an annualized base salary of $300,000, and certain health and welfare and other benefits. The Board of Directors, in its sole discretion, may pay Mr. Roach a discretionary bonus in an amount to be determined by the Board of Directors from time to time. Mr. Roach will also be eligible to earn retention bonuses if the Company completes a strategic transaction while Mr. Roach is President and Chief Executive Officer. The amount of each retention bonus would be based upon the nature of the transaction and the amount of proceeds received by the Company or its shareholders in each transaction and could range from 5% of the amount of proceeds received by the Company or its shareholders in the transaction up to a cumulative maximum of $2,500,000. In the event that Mr. Roach’s employment with the Company terminates without cause or for good reason, or if a calendar year ends prior to the closing of a transaction, the Board of Directors, in its sole discretion, may pay Mr. Roach a discretionary bonus in an amount to be determined by the Board of Directors.

The Company may terminate Mr. Roach’s employment at any time for cause or because of Mr. Roach’s death or disability, provided that the Company will pay Mr. Roach or his estate within thirty days after the effective date of termination his base salary and any retention bonus earned through the date of termination. In the event the Company terminates Mr. Roach’s employment for a reason other than cause, death or disability or Mr. Roach terminates his employment for good reason, Mr. Roach will receive any earned retention bonus and a severance payment of $300,000, unless Mr. Roach has already received retention bonuses aggregating at least $300,000. Payments under these provisions are subject to Mr. Roach executing a release of all claims in favor of the Company.

John A. Roberts. Effective March 9, 2005, the Company entered into an employment agreement with Mr. Roberts. Pursuant to the agreement, in addition to his annual salary of $200,000, Mr. Roberts receives certain health and welfare and other benefits. Mr. Roberts will also be eligible to earn retention bonuses if the Company completes one or more strategic transactions while Mr. Roberts is Vice President and Chief Financial Officer. The amount of each retention bonus would be based upon the nature of the transaction and the amount of proceeds received by the Company or its shareholders in each transaction. The bonus amount could range from 1% of the amount of gross proceeds received by the Company or its shareholders in the transaction up to a cumulative maximum of $250,000. In the event that Mr. Roberts’ employment with the Company terminates without cause or for good reason, or if a calendar year ends prior to the closing of a transaction, the Company may pay Mr. Roberts a discretionary bonus in an amount to be determined by the Chief Executive Officer, subject to the approval of the Compensation Committee of the Board of Directors. The Company may terminate Mr. Roberts employment at any time for cause or because of Mr. Roberts’ death or disability, provided that the Company will pay Mr. Roberts or his estate within thirty days after the effective date of termination his base salary and any retention bonus earned through the date of termination. In the event the Company terminates Mr. Roberts’ employment for a reason other than cause, death or disability or if Mr. Roberts terminates his employment for good reason prior to June 30, 2006, Mr. Roberts will receive any earned retention bonus and a severance payment of $100,000. Payments under these provisions are subject to Mr. Roberts executing a release of all claims in favor of the Company. The agreement requires Mr. Roberts to refrain from competing with the Company and soliciting the Company’s customers or employees during his employment and for 12 months following termination.

Daniel J. Malcolm. Effective July 24, 2001, the Company entered into an employment agreement with Daniel J. Malcolm and was amended on February 10, 2003 to adjust for his services as the Company’s Chief Executive Officer and President. Under the amended agreement, Mr. Malcolm received an annual base salary of $300,000 and a bonus at the discretion of the Board in accordance with the Company’s Incentive Compensation Plan for senior management.

On July 19, 2004 (“Separation Date”), the Company entered into a separation and release agreement with Mr. Malcolm. Under the agreement, Mr. Malcolm is eligible to receive $300,000 as post-employment severance. Severance is paid to Mr. Malcolm on a bi-monthly basis beginning on July 31, 2004 and continuing for twelve months following the Separation Date. In the event of a change in control of the Company during the twelve month period following the Separation Date, payment of any outstanding portion of the severance will be paid in a lump sum within five (5) business days following the effective date of the change in control.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2004, Larry R. Ferguson, Robert F. Radin, Bruce R. Wesson, and David W. Jahns served as members of the Compensation Committee of the Company’s Board of Directors. No member of the Compensation Committee is or has been an officer or employee of the Company. No current executive officer of the Company has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any other entity that has one or more executive officers serving as a director of the Company or as a member of its Compensation Committee.

Item 12:	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of April 20, 2005 by:

•	each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock;

•	each director of the Company;

•	the Company’s Chief Executive Officer during 2004;

•	the other Named Executive Officers; and

•	all directors and executive officers of the Company as a group.

Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investing power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable community property laws, and their address is 412 Creamery Way, Suite 300, Exton, Pennsylvania 19341.

	Shares Beneficially Owned (1)
Name and Address of Beneficial Owner (1)	Number	Percent
Galen Partners III, L.P. (2)	6,962,510	24.0%
Bruce R. Wesson (3)	7,188,082	24.8
Vincent K. Roach	3,199,527	11.0
Richard A. Blumenthal (4)	19,444	0.1
Douglas L. Cox (4)	27,777	0.1
Larry R. Ferguson (4)	86,111	0.3
Daniel J. Malcolm (6)	822,222	2.8
Robert F. Radin (4)	27,777	0.1
James T. Roberto (5)	1,543,400	5.3
John A. Roberts	—	—
All directors and executive officers as a group (7 persons) (7)	10,548,718	35.4%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. “Shares Beneficially Owned” includes shares of Common Stock subject to options or warrants exercisable within 60 days of April 20, 2005 as well as shares issuable upon the conversion of Series A Preferred Stock. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire those shares are treated as outstanding only for purposes of determining the number and percent of shares of common stock owned by such person or group.

(2)	Includes:

•	2,181,818 shares of Common Stock issuable upon conversion of Series A Preferred Stock, of which 1,993,234 shares are held by Galen Partners III, L.P., 180,422 shares are held by Galen Partners International III L.P., and 8,162 shares are held by Galen Employee Fund III, L.P.;

•	3,540,000 shares of Common Stock issuable upon exercise of warrants, with an expiration date of November 9, 2005, exercisable at $0.01 per share; and

•	1,157,481 shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock and payable as accrued dividends. See “Other Transactions” on page 12.

(3)	Includes 125,572 shares issuable under stock options exercisable within 60 days of April 20, 2005, and 183,211 shares of common stock. Mr. Wesson is a general partner of Galen Partners III, L.P. and may be deemed to own beneficially shares that are beneficially owned by Galen Partners. The address of Galen Partners III, L.P. is 610 Fifth Avenue, 5th Floor, Rockefeller Center, New York, NY 10020.

(4)	Represents shares issuable under stock options exercisable within 60 days of April 20, 2005.

(5)	Mr. Roberto served as a member of the Board of Directors until July 19, 2004.

(6)	Mr. Malcolm served as a member of the Board of Directors until July 19, 2004.

(7)	Includes an aggregate of 286,681 shares issuable under stock options exercisable within 60 days of April 20, 2005.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2004 with respect to shares of Common Stock to be issued upon the exercise, and the weighted-average exercise price, of all outstanding options and rights granted under our equity compensation plans, as well as the number of shares available for issuance under such plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plan Approved by Security Holders (1)	1,579,163	$2.13	2,685,731
Equity Compensation Plans Not Approved by Security Holders (2)	1,979,045	$.61	—

Total	3,558,208	$1.28	2,685,731

(1)	Represents the 1996 Stock Option Plan.

(2)	The Company has entered into individual arrangements outside of the equity plans with certain of its executive officers, directors and other parties providing for options to purchase Company common stock.

Item 13:	Certain Relationships and Related Transactions.

Loans

Pursuant to the Sarbanes-Oxley Act of 2002 (the “Act”), the Company will no longer extend credit, or renew an extension of credit, directly or indirectly, to or for executive officers or directors, except for loans in place when the relevant provisions of the Act became effective, and for other permissible exceptions as provided by the Act.

In 2001, the Company sold 2,500,000 shares of restricted Common Stock in private transactions to Vincent K. Roach, 1,500,000 shares to James T. Roberto, executive officer and former executive officer respectively of the Company. The per share purchase price in each of these transactions was the closing price on the day the sale was made ($0.29), and the consideration paid by the executive officers in each case was a full recourse note receivable that accrues interest at a rate of 6.75% and is due five years after the date of the purchase. The Company has a repurchase right on the unvested portion of the shares which lapses in equal monthly amounts over a thirty-six month period. The following table summarizes the terms of the transactions:

Name	Date of Purchase	Shares Purchased	Purchase Price Per Share	Aggregate Purchase Price
Vincent K. Roach	June 1, 2001	2,500,000	$0.29	$725,000
James T. Roberto	June 1, 2001	1,500,000	$0.29	$435,000

In connection with the transactions, the Company agreed to certain registration rights for each purchaser. The Company received collateral for its promissory notes by entering into stock pledge agreements with each of the purchasers. Pursuant to the terms of their employment agreements, the Company agreed to pay additional employment compensation to Mr. Roach in an amount equal to the amount of interest due in accordance with the terms of their notes receivable.

Other Transactions

In July 1999 the Company issued 2,181,818 shares of Series A Convertible Preferred Stock to Galen Partners and their affiliates for an aggregate amount of $12 million, or $5.50 per share. Holders of Series A Preferred Stock were initially entitled to receive cumulative dividends at the rate of six percent per annum, generally payable in the form of shares of Series A Preferred Stock until July 26, 2001. The dividend rate increased to 7% on July 26, 2001, to 8% on July 26, 2002, to 9% on July 26, 2003, to 10% on July 26, 2004 and will continue to increase an additional 1% on July 26 of each year up to a maximum of 12%. No cash dividends may be paid on the common stock unless full dividends on the Series A Preferred Stock for the then current dividend period have been either paid or declared with a sum sufficient for the payment set apart.

The holders of the Series A Convertible Preferred Stock vote on an as converted to common stock basis with the holders of common stock. The Series A Preferred stockholders also have a liquidation preference of $5.50 per Series A share, plus any accrued but unpaid dividend. The Company is required to make a best efforts attempt to secure one Board of Director seat for a representative of the holders of Series A Preferred Stock. The holders of Series A Preferred Stock also obtained certain redemption and registration rights as part of the original financing transaction in July 1999. They have since permanently waived their redemption rights as described below.

As of December 31, 2004, the Company had accrued but undeclared preferred stock dividends of $5.8 million (payable in kind by the issuance of approximately 1.1 million shares of Series A Preferred Stock), thereby entitling the holders of the Series A Preferred Stock to a total liquidation preference of approximately $17.8 million.

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

Audit Fees. The aggregate fees billed for professional services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for 2004 and 2003 and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for 2004 and 2003 totaled approximately $209,000 and $190,000, respectively.

Audit Related Fees. None.

Tax Fees. The aggregate fees billed for tax compliance, tax advice and tax planning rendered by Ernst & Young LLP during 2003 totaled approximately $51,000.

All Other Fees. The aggregate fees billed for professional services rendered by Ernst & Young LLP for other services not included above for 2003 was $2,000. The services rendered in 2003 related to the review of certain of the Company’s contracts.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditors. The Audit Committee has adopted a policy for, and pre-approves, all audit and non-prohibited, non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the Audit Committee has received detailed information sufficient to enable the Audit Committee to pre-approve and evaluate such service. The Audit Committee may delegate pre-approval authority to one or more of its members. Any pre-approval decisions made under delegated authority must be communicated to the Audit Committee at or before the next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement in 2004.

Part IV

Item 15:	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 3. Exhibits

The following exhibits are filed herewith:

Exhibit	Index Number	Exhibit Description

1.	31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a)

2.	31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2005

DAOU SYSTEMS, INC.

By:	/s/ Vincent K. Roach
Vincent K. Roach Chief Executive Officer (Principal Executive Officer)