Form 10-Q
period 2005-03-31
DAOU SYSTEMS INC
filed 2005-05-13
CIK 1003989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of Registrant’s Common Stock, par value $.001 per share, outstanding as of April 29, 2005: 21,815,378.

Daou Systems, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Daou Systems, Inc.

Condensed Balance Sheets

(In thousands, except for per share data)

	March 31, 2005 (unaudited)	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$4,216	$5,932
Investments, available-for-sale	5,134	5,137
Accounts receivable, net of allowance for doubtful accounts of $357 and $367 at March 31, 2005 and December 31, 2004, respectively	6,882	5,218
Contract work in progress	565	190
Other current assets	416	571

Total current assets	17,213	17,048

Equipment, furniture and fixtures, net	860	885
Other assets	677	747

Total Assets	$18,750	$18,680

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$1,418	$1,708
Accrued salaries and benefits	1,205	1,814
Deferred revenue	1,663	489

Total current liabilities	4,286	4,011

Long-term liabilities	368	394

Commitments and contingencies	—	—

Stockholders’ equity:
Convertible preferred stock, $.001 par value. Authorized 3,520 shares; issued and outstanding 2,182 shares with a liquidation preference of $18,270 and $17,827, respectively, at March 31, 2005 and December 31, 2004, including accrued dividends	2	2
Common stock, $.001 par value. Authorized 50,000 shares; issued and outstanding 21,815 shares at March 31, 2005 and December 31, 2004 and 1,292 shares held in treasury	22	22
Additional paid-in capital	57,989	57,546
Notes receivable from stockholders	(1,160)	(1,160)
Accumulated other comprehensive loss	(49)	(3)
Accumulated deficit	(42,708)	(42,132)

Total stockholders’ equity	14,096	14,275

Total Liabilities and Stockholders’ Equity	$18,750	$18,680

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.

Condensed Statements of Operations

(In thousands, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue before reimbursements (net revenue)	$6,273	$8,838
Out-of-pocket reimbursements	187	709

Total revenue	6,460	9,547

Cost of revenue before reimbursable expenses	4,606	7,122
Out-of-pocket reimbursable expenses	187	709

Total cost of revenue	4,793	7,831

Gross profit	1,667	1,716

Operating expenses:
Sales and marketing	614	1,157
General and administrative	1,326	1,513

	1,940	2,670

Loss from operations	(273)	(954)
Other income, net	140	43

Loss before income taxes	(133)	(911)
Provision for income taxes	—	—

Net loss	(133)	(911)
Accrued dividends on preferred stock	(443)	(364)

Net loss available to common stockholders	$(576)	$(1,275)

Loss earnings per share:
Basic	$(0.03)	$(0.06)

Diluted	$(0.03)	$(0.06)

Shares used in computing loss per share:
Basic	21,815	21,337

Diluted	21,815	21,337

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net loss	$(133)	$(911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126	167
Amortization of deferred compensation	—	24
Provision for uncollectible accounts	19	—

Changes in operating assets and liabilities:
Accounts receivable	(1,683)	1,514
Contract work in process	(375)	1,338
Other current assets	155	166
Accounts payable and accrued liabilities	(290)	8
Accrued salaries and benefits	(609)	(2,185)
Deferred revenue	1,174	(1,128)
Other	52	52

Net cash used in operating activities	(1,564)	(955)

Investing activities
Purchases of equipment, furniture and fixtures, net	(101)	(148)
Purchases of available-for-sale investments	(42)	—
Changes in other assets	(9)	(8)

Net cash used in investing activities	(152)	(156)

Financing activities
Proceeds from issuance of common stock	—	8

Net cash provided by (used in) financing activities	—	8

Decrease in cash and cash equivalents	(1,716)	(1,103)
Cash and cash equivalents at beginning of period	5,932	13,045

Cash and cash equivalents at end of period	$4,216	$11,942

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Basis of Presentation

The unaudited condensed financial statements of Daou Systems, Inc. (“Daou” or the “Company”) at March 31, 2005 and for the three-month period ended March 31, 2005 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position of the Company at March 31, 2005 and the results of operations for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations will continue. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain balances in prior periods have been reclassified to conform with the current year’s presentation.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2005.

2. Recent Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement 123 (revised 2004), “Share Based Payment” (FAS 123R). FAS 123R supersedes APB 25, “Accounting for Stock Issued to Employees,” and is effective for public companies at the beginning of the first annual period after June 15, 2005. FAS 123R requires that the fair value of equity based awards be recognized in the financial statements for new awards and previously granted awards that are not yet fully vested on the adoption date. The Company is currently evaluating the impact of adopting FAS 123R but does not expect a material impact.

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

Daou Systems, Inc.

Notes to Condensed Financial Statements

(unaudited)

4. Earnings Per Share

The following table details the computation of basic and diluted earnings per share:

(In thousands, except per share information)

	Three Months Ended March 31,
	2005	2004
Numerator:
Net loss	$(133)	$(911)
Preferred stock dividends	443	364

Numerator for basic and diluted loss per share – loss available to common stockholders	$(576)	$(1,275)

Denominator:
Weighted-average common shares outstanding	21,815	21,615
Weighted-average unvested common shares subject to repurchase agreements	—	(278)

Denominator for basic loss per share	21,815	21,337

Effect of dilutive securities:
Unvested common shares subject to repurchase agreements	—	—

Employee stock options	—	—
Warrants	—	—

Dilutive potential common shares	—	—

Denominator for diluted loss per share – adjusted weighted-average common shares and equivalents	21,815	21,337

Basic loss per share	$(0.03)	$(0.06)

Diluted loss per share	$(0.03)	$(0.06)

For the periods ending March 31, 2005 and 2004, diluted loss per share is unchanged from basic loss per share because the effects of the assumed conversions of Series A Preferred Stock and accrued dividends and the exercise of stock options and warrants would be anti-dilutive.

Daou Systems, Inc.

Notes to Condensed Financial Statements

(unaudited)

5. Stock-Based Compensation

The Company has stock-based employee compensation plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The following table illustrates the effect on net loss available to common shareholders and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended March 31,
	2005	2004
Net loss available to common shareholders before stock-based employee compensation	$(576)	$(1,275)
Deduct total stock-based employee compensation determined under the fair value method for all awards, net of tax	(46)	(60)

Pro forma net loss available to common shareholders	$(622)	$(1,335)

(Loss) earnings per share:
Basic – as reported	$(0.03)	$(0.06)

Diluted – as reported	$(0.03)	$(0.06)

Basic – pro forma	$(0.03)	$(0.06)

Diluted – pro forma	$(0.03)	$(0.06)

The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for option grants during the first quarter of 2004: risk-free interest rate of 3%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 82%; and a weighted-average expected life of the options of five years. No options were granted during the first quarter of 2005.

6. Restructuring Plan

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

As of March 31, 2005, the Company’s remaining restructuring liability was $29,000 related to the closure of certain facilities. The future lease obligations relating to the closure of these facilities are payable through June 2005.

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

The Company believes that the allegations set forth in the federal and state complaints are without merit, and the Company intends to defend against these lawsuits vigorously. The Company is occasionally party to other various claims and legal actions arising in the normal course of business. Although the ultimate outcome of the matters is not presently determinable, management believes that the resolution of all such matters, net of amounts accrued, will not have a material adverse affect on the Company’s business, results of operations or financial condition; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company’s results of operations in any period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of Daou Systems, Inc. You should not place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the word “estimate,” “anticipate,” “hope”, “believe,” “think”, “expect,” “intend”, “plan” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and certain assumptions and entail various risks and uncertainties, including risks and uncertainties relating to: the Company’s ability to sell its services to existing and new customers; the long sales cycle in obtaining new customers and larger contracts; the timing and extent of employee training or the loss of key employees; industry spending patterns and market conditions; the reduction in size, delay in commencement or loss or termination of one or more significant projects; increased competition and the resulting pricing pressure; the Company’s ability to continually offer services and products that meet its customers’ demands, as new technologies or industry standards could render its services obsolete or unmarketable; the ability of the company to successfully execute strategies for realizing shareholder value; the effects of healthcare industry consolidation and changes in the healthcare regulatory environment on existing customer contracts; and the continued effect of our high costs associated with certain dividend rights of our preferred shareholders. In evaluating such statements, you should carefully review various risks and uncertainties identified in this report, including our Financial Statements and the related notes and in our other SEC filings, including those more fully set forth in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of our Form 10-K for the year ended December 31, 2004 on file with the SEC. These risks and uncertainties could cause our actual results to differ materially from those indicated in the forward-looking statements. We do not undertake any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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

Overview of the healthcare IT industry and material trends impacting the Company’s results of operations

The overall healthcare industry has been slow to adopt new information technologies. Much of the hesitation for providers has been due to reimbursement pressures, which limit the amount of capital available to fund broad IT initiatives. Payers have faced the demands of consolidation and constant pressure to reduce administrative expenditures. However, notwithstanding the financial pressures of the past, we believe demand for clinical and financial healthcare IT systems is poised to accelerate as providers look to reduce errors, cut costs, and boost efficiency and payers offer new products intended to empower their members through greater involvement in their individual care.

The federal government is an active participant in progressing the potential for information technology to improve healthcare quality while reducing costs. A new sub-cabinet level position, National Coordinator for Health Information Technology, has been created to move forward an initiative for every U.S. citizen to have an electronic medical record within 10 years. However, funding challenges will likely persist for providers, as hospitals cope with declining patient admissions and revenues and physician reimbursements remain under pressure. At the same time, operating costs are increasing for all sectors of the healthcare market, negatively impacting financial results in the IT sector where revenue and earnings have been volatile.

The three sectors of the health care market we serve (payers, providers and government) remain under a great deal of pressure due to issues such as consolidation and demands on cost savings and reduced IT budgets, and an ongoing increase in outsourcing of IT services. However, our revenue challenges in the first quarter 2005 were more directly attributed to our difficulty in establishing sustainable sales results. While the downward pressure on prices for professional IT services has eased somewhat, we have not reengineered our services fast enough to meet the current demands of the healthcare IT industry.

Key indicators of our financial condition and operating performance

Utilization of our professional staff, which is the ratio of total billable hours to available hours in a given period, and our ability to manage fixed price contracts, are among our top challenges. We employed 93 billable professionals on March 31, 2005. The salaries and benefits of this staff are recognized in our cost of revenue before reimbursable expenses. Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses.

Quarterly net revenues declined by 29% in the first quarter 2005 as compared to the first quarter 2004; however, first quarter 2005 revenue increased by $278,000, or 5%, compared to fourth quarter 2004. The revenue decline was partially impacted by the discontinued support center management services to hospitals and Integrated Delivery Networks on February 25, 2004 (revenue from this business was approximately $851,000 in the first quarter 2004), and partially impacted by the completion of a large network upgrade project at the end of the first quarter 2004 (revenue from this project was approximately $1,664,000 in the first quarter 2004).

Selling, general and administrative (SG&A) overhead expenses of $1,940,000 in the first quarter 2005 were $730,000 lower than the first quarter 2004 as a result of: reduced sales and administrative staff, travel and related expenses, and general overhead expenses. We continue to strive to reduce our general and administrative expenses by managing those costs that are mostly controllable such as staffing, facilities, IT and operating systems in order to more closely align these costs with net revenue.

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

We bill our customers for out-of-pocket expenses, primarily travel and related expenses incurred with respect to services provided to customers, and have adopted the provisions of the Emerging Issues Task Force (“EITF”) Topic D-103, Income Statement Characterization of Reimbursements for “Out-of-Pocket” Expenses Incurred, issued in November 2001. EITF Topic D-103 states that reimbursements received for out of pocket expenses should be characterized as revenue on the income statement. The application of EITF Topic D-103 does not have an impact on current or previously reported net income (loss) or net income (loss) per share. We will continue to use net revenue (revenue before reimbursements) and cost of revenue before reimbursable expenses to compute percentage and margin calculations, as well as for purposes of comparing the results of operations for the three months ended March 31, 2005 to the three months ended March 31, 2004.

Payments received in advance of services performed are recorded as deferred revenue. Certain contract payment terms may result in customer billing occurring at a pace slower than revenue recognition. The resulting revenue recognized in excess of amounts billed and project cost is included in contract work in progress on our balance sheet.

Cost of revenue primarily consists of all expenses that are directly attributable to our service lines and include the salaries, bonuses and related benefits of our consultants as well as non-billable managers and support staff, subcontractor expenses, training costs and unit-specific office space costs. Our consultant-related costs are relatively fixed; therefore, fluctuations in our gross margin may occur due to changes in project margins and utilization rates of our professional staff. We often continue to employ non-engaged employees in anticipation of commencement of a project. We invest in training these key billable employees not engaged in contract work in order to improve our ability to diversify our service offerings to include business process improvement consulting, wireless and mobile computing, and other related IT consulting services. If delays in contract signing occur or projects do not materialize, our gross margin could vary due to the associated loss of revenue to cover fixed labor costs.

Sales and marketing expenses primarily consist of the salaries, benefits, travel and other costs of our sales and marketing teams, as well as marketing initiatives and business development expenses. In the first quarter 2005, while we have reduced our overall direct sales expenses, we are making on-going investments in our sales development and marketing plans in the provider market.

General and administrative expenses primarily consist of the costs attributable to the support of our consultants, such as: investments in information systems, salaries, expenses and office space costs for executive management, financial accounting, purchasing, administrative and human resources personnel, recruiting fees, legal and other professional services.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net revenues.

	Three Months Ended March 31,
	2005	2004
Revenue before reimbursements (net revenue)	100%	100%
Cost of revenue before reimbursable expenses	73	81

Gross profit	27	19
Operating expenses	31	30

Loss from operations	(4)	(11)
Other income, net	2	1

Net loss	(2)%	(10)%

Three Months Ended March 31, 2005 and 2004

Our net revenue decreased 29% or $2.6 million to $6.3 million for the three months ended March 31, 2005 from $8.8 million for the three months ended March 31, 2004. However, first quarter 2005 revenue increased by $278,000, or 5%, compared to fourth quarter 2004. While our current revenue trend is relatively flat, the decrease in the first quarter 2005 compared to first quarter 2004 was primarily due to our overall lack of sales to new and existing customers, the discontinuation of our support center management services in the first quarter 2004, the completion of a large network upgrade project in the first quarter 2004, and our slow transformation of our services to meet the current demands of our customers.

Services to our five largest customers accounted for $2.4 million of net revenue for the three months ended March 31, 2005, representing 38% of total net revenue, with one customer accounting for 9% of total net revenue. This compares to net revenue from the five largest customers for the three months ended March 31, 2004 totaling $4.1 million, or 47% of total net revenue, with one customer accounting for 21% of total net revenue. With the discontinuation of our support center management services and the completion of large network upgrade projects, revenues are becoming less concentrated among a small group of customers.

Cost of revenue before reimbursable expenses decreased 35% or $2.5 million to $4.6 million for the three months ended March 31, 2005 from $7.1 million for the three months ended March 31, 2004. This was attributable primarily to a decrease in our billable workforce to 93 professionals in the first quarter 2005 from 105 in the first quarter of 2004, and a decrease in direct material costs by $1,127,000 in the first quarter 2005 compared to the first quarter of 2004 as a result of the completion of a large network upgrade project at the end of the first quarter 2004.

Gross margin was 27% in the first quarter of 2005, compared to 19% in the first quarter of 2004. We experienced higher margins on professional services as a result of improved utilization of our billable consultants in our payer and government healthcare units.

First quarter 2005 operating results reflected a reduced level of marketing and business development expenses as we continue to lower our costs as a result of declining revenue. For the three months ended March 31, 2005, sales and marketing expenses decreased by $543,000, or 47%, to $614,000 from $1.2 million for the three months ended March 31, 2004.

General and administrative expenses decreased 12%, or $187,000, to $1.3 million for the three months ended March 31, 2005 from $1.5 million for the three months ended March 31, 2004, partially due to the reduced number of administrative staff, and reduced general overhead costs. We continue to manage those costs that are mostly controllable such as staffing, facilities and operational overhead.

Income Taxes

We have a history of losses, which, for income tax purposes, generated sizeable federal and state tax net operating loss (“NOL”) carryforwards, at December 31, 2004, of approximately $32.0 million and approximately $10.9 million, respectively. The federal loss carryforwards will expire beginning 2018 through 2024, and the state loss carryforwards expire from 2004 through 2024, unless previously utilized. Pursuant to generally accepted accounting principles, we previously recorded a valuation allowance against the deferred tax asset associated with these NOL carryforwards as it is more likely than not that we will not be able to utilize the NOL carryforwards to offset future taxes. Due to the size of the NOL carryforwards in relation to our history of unprofitable operations, we have not recognized any of this net deferred tax asset. It is possible that we could be profitable in the future at levels which would cause us to conclude that it is more likely than not that we will be able to realize all or a portion of the NOL carryforwards. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then begin to provide for income taxes at a rate equal to our combined federal and state effective rates, which we believe would approximate 40%. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

Under Section 382 of the Internal Revenue Code, the annual use of our NOL carryforwards may be limited in the event of a cumulative change in ownership of more that 50%.

Liquidity and Capital Resources

At March 31, 2005, we had working capital of approximately $13.0 million.

For the three months ended March 31, 2005, net cash used by operating activities of $1.6 million was attributable to two large infrastructure services contracts, resulting in an increase in accounts receivable and contract work in process, and the decrease in accrued salaries and benefits as a result of the payment of various compensation commitments accrued in 2004. These were partially offset by an increase in deferred revenue related to the same infrastructure contracts. This compares to net cash used by operating activities of $955,000 for the three months ended March 31, 2004 which was primarily the result of net operating losses experienced in that period.

Net cash used in investing activities was $152,000 for the three months ended March 31, 2005, compared to net cash used in investing activities of $156,000 in the comparable prior period. The use of these funds in both periods was primarily due to the purchase of fixed assets.

Net cash provided by financing activities for the three months ended March 31, 2004 was $8,000 which was attributable to proceeds from the issuance of common stock.

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

As of March 31, 2005, we have accrued but undeclared preferred stock dividends of $6.3 million (payable in kind by the issuance of approximately 1,139,538 shares of Series A Preferred Stock), thereby entitling the holders of the Series A Preferred Stock to a total liquidation preference of $18.3 million.

We are continuing to evaluate ways to improve our financial structure. Although we have an accumulated deficit as of March 31, 2005, we believe that our available funds are sufficient to meet our current operating needs. However, there can be no assurances that our available cash and investments will be adequate to sustain cash requirements in the future. We have no bank debt or outstanding lines of credit. We may sell additional equity or debt securities or obtain credit facilities. The sale of equity securities could result in dilution to our stockholders and the incurrence of debt could result in interest expense. However, there can be no assurance that we will be able to sell additional equity or debt securities, or be able to obtain financing on acceptable terms, if at all. Our management and Board of Directors continue to explore alternatives to address the Preferred Stock to maximize common shareholder value. In connection with such opportunities, we may decide to incur debt or sell additional equity securities. There can be no assurances that we will be successful in modifying our capital structure.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of March 31, 2005, in alerting them in a timely manner to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the first quarter of 2005.

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

Plaintiffs timely noticed an appeal and filed their Appellants’ Brief with the Ninth Circuit Court of Appeals on April 9, 2003. On July, 2003, the Company filed its Respondents’ Brief and Cross-Appeal. The Cross-Appeal challenges the trial court’s failure to assess whether the complaint complied with applicable pleadings standards. The matter was argued before the court on February 12, 2004. On February 2, 2005, the court reversed the dismissal and remanded the case back to the district court. Because it reversed the dismissal, it did not decide the Company’s cross-appeal. The Company appealed the reversal by way of petition for rehearing to the Ninth Circuit Court of Appeals filed February 23, 2005. Among other issues appealed was the court’s ruling on loss causation. On March 3, 2005, the Ninth Circuit deferred consideration on the petition for rehearing until the United States Supreme Court renders its opinion in another case involving the same loss causation issue. Given this deferral, the Company’s intended appeal to the Supreme Court by way of writ of certiorari is in abeyance until the Ninth Circuit decides the petition for rehearing.

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

The Company believes that the allegations set forth in the federal and state complaints are without merit, and the Company intends to defend against these lawsuits vigorously. The Company is occasionally party to other various claims and legal actions arising in the normal course of business. Although the ultimate outcome of the matters is not presently determinable, management believes that the resolution of such matters, net of amounts accrued, will not have a material adverse affect on the Company’s business, results of operations or financial condition; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company’s results of operations in any period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Vincent K. Roach required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of John A. Roberts required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Vincent K. Roach required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of John A. Roberts required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2005

Daou Systems, Inc.

By:	/s/ Vincent K. Roach
Vincent K. Roach
Chief Executive Officer and President

By:	/s/ John A. Roberts
John A. Roberts
Chief Financial Officer and
Secretary (principal financial
and accounting officer)