Form 10-K/A
period 2004-12-31
DAOU SYSTEMS INC
filed 2005-08-12
CIK 1003989

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No.: 0-22073

DAOU SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0284454 (IRS Employer Identification No.)
412 Creamery Way, Suite 300, Exton, Pennsylvania (Address of principal executive offices)	19341 (Zip Code)

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

        Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☐    NO ☒

        As of March 15, 2005, the number of issued and outstanding shares of the Registrant's Common Stock was 21,815,378.

        Portions of the registrant's Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K. If the Proxy Statement is not filed with the Securities and Exchange Commission in definitive form prior to April 30, 2005, the registrant intends to amend this report to include information omitted from Part III hereof.

EXPLANATORY NOTE

        As a result of the routine review of the Daou Systems, Inc. (the "Company") Form 10-K for the year ended December 31, 2004 by the staff of the Securities and Exchange Commission ("SEC"), the Company examined the classification on its balance sheet of its Series A-1 Preferred Stock. (Note that the initial Form 10-K for fiscal 2004 referred to this security as Series A Preferred stock. Reference should be made to Note 8—Redeemable Preferred Stock, in the Notes to Financial Statements, for a discussion of this revised designation.) The Company had classified this amount as a component of stockholders' equity in its financial statements for the year ended December 31, 2004 filed in its Form 10-K with the SEC.

        Based on the staff's comment, the Company reviewed the terms of the Series A-1 Preferred Stock and noted that in the event of an unsolicited tender offer that results in the Company's stockholders immediately prior to such transaction not holding at least 50% of the voting securities of the surviving entity, the holders of the Series A-1 Preferred Stock would be entitled to receive for each share of such stock an amount per share at least equal to Five Dollars and Fifty Cents ($5.50) plus any accrued but unpaid dividends. Because such a transaction could result in a cash liquidation of the Series A-1 Preferred Stock that is outside the control of the Company, management, in consultation with the Company's independent registered public accounting firm, concluded on July 13, 2005 that the Series A-1 Preferred Stock should be classified as a component of mezzanine equity and not a component of permanent equity on the Company's balance sheet and that the Company should restate its previously issued financial statements. On July 18, 2005, the Audit Committee of the Company's Board of Directors, in consultation with management and the Company's independent registered public accounting firm, confirmed management's conclusion that a restatement of the previously issued financial statements is required. The restated financial statements for each of the three years in the periods ended December 31, 2004, 2003 and 2002 are reflected in this Amendment No. 2 to the Company's Annual Report on Form 10-K. The restatement is a reclassification of Preferred Stock between permanent equity and mezzanine equity on the balance sheet and has no impact on the Company's historical or future statements of operations or cash flows. In addition to this amended Form 10-K for the year ended December 31, 2004, the Company has also amended its Form 10-Q for the quarter ended March 31, 2005. The Company did not amend its Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to December 31, 2004.

        Pursuant to this Form 10-K/A—Amendment No. 2, Daou Systems, Inc. amends the following information previously included in the fiscal 2004 Form 10-K filed on March 30, 2005 and the Form 10-K/A—Amendment No. 1 filed on April 29, 2005:

  •
  Item 5: Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

  •
  Item 6: Selected Financial Data

  •
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  •
  Item 8: Financial Statements

  •
  Report of Independent Registered Public Accounting Firm

  •
  Balance Sheets at December 31, 2004 and 2003

  •
  Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002

  •
  Note 8—Redeemable Preferred Stock of the Notes to Financial Statements

  •
  Part III—Items 10 through 14

  •
  Other non-substantive edits to the initial submission.

PART I

CAUTIONARY STATEMENT

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of Daou Systems, Inc. ("Daou"). You should not place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "hope", "believe," "think", "expect," "intend", "plan" or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, you should carefully review various risks and uncertainties identified in this report, including the matters set forth under the captions "Risk Factors" and in Daou's other SEC filings. These risks and uncertainties could cause Daou's actual results to differ materially from those indicated in the forward-looking statements. We do not undertake any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Item 1: Business.

General

        Daou Systems, Inc. ("Daou" or the "Company") performs applications consulting and implementation, wireless and traditional network services, enterprise application integration, software engineering and database migration and conversions and integration of legacy systems with emerging technologies, such as wireless and other portable computing solutions, for the U.S. healthcare industry. Our information technology ("IT") offerings include data and voice networking, applications consulting and implementation, as well as operational and Internet solutions. The Company has provided services to more than 1,600 health care organizations, including many of the nation's top 100 integrated delivery systems and middle market payer organizations.

        Daou's operating principles are to meet or exceed our customer's objectives and to pursue excellence in the specific healthcare practices in which our professional staff works. We believe that our key competitive advantage is the extensive knowledge and experience of our people and their core understanding of our clients' complex healthcare environment. Daou is a "trusted advisor" to leading organizations in each of the markets we serve. We remarket certain third-party applications and solutions, such as portals, through business partners. We sell no proprietary hardware, although our wireless and traditional network solutions may include the resale of certain third-party products, and we do not develop proprietary software applications.

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

        In addition, Daou's Board of Directors has adopted a Code of Business Conduct and Ethics for all Company directors, officers and employees. The Code of Business Conduct and Ethics is posted on

Daou's website. This document is also available in print form to any stockholder who requests it. Requests should be sent to Investor Relations at Daou Systems, Inc., 412 Creamery Way, Suite 300, Exton, Pennsylvania 19341.

Business

        Daou provides professional services exclusively for healthcare organizations. Our employees and subcontractors possess diverse technical skills and are highly experienced in the healthcare IT industry. We organize our business by markets, with specific focus areas in 1) payers of health care services in the commercial markets including health plans, insurance companies, managed care organizations, and third party administrators; 2) providers of clinical services such as community and urban hospitals and hospital systems; and 3) government healthcare organizations including Veterans Health Administration, Department of Defense Military Health Service, and the Department of Health and Human Services. Our services include application implementation and support, management and technology related business consulting, wireless and wired infrastructure and network services, application development and integration, and web-based portal solutions. We believe that our services offer our customers a combination of healthcare-familiar and practice-driven technology experts that determine how each individual project works within the customer's IT strategic plan. In addition, our healthcare engineers and technicians are experienced with many types of technology, such as integration, software application development, networking, interfacing, database management, data security and help desk consulting. We work with clients to provide real-world solutions that work with their clinical and business processes.

  Payers of healthcare services

        Daou's payer services business is focused on providing: application implementation and support, consulting in the areas of business process assessments and re-engineering, management consulting, and design, development and implementation of web-based solutions addressing self-service requirements. Our implementation services address the primary challenges payers face as they plan for and execute the transition from their legacy system to a new application. Our experience, methodology and approach provide the industry knowledge and execution to support payers as they navigate change across their enterprise.

        Our vendor-certified application implementation and support teams have helped many of the nation's largest payer organizations successfully implement and support applications from the major application vendors. The drivers for health plan automation, self service and business process efficiencies, and new healthcare financing options are leading the demand for implementation and change management support, business process support, IT strategic planning and management consulting—all core competencies of ours and services that we provide.

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

        Our management consulting know-how helps organizations meet the many challenges surrounding increasing competition, growing member and patient service demands, expanding regulatory requirements and the confusing horizon of emerging technologies. We provide solutions through key consulting services that include: strategic IT planning, system procurement, security and privacy consulting including readiness assessment, planning and remediation related to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and transition management.

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

        Payer organizations continue to waiver between two core applications strategies: a strategy that leads to replacement or one that leads to life extension. Key drivers in today's environment are for the payer to achieve the combination of personalized self-service for the consumer with administrative cost efficiencies through higher automation and integration of business processes, data and functionality. Our self-service solutions for members and producers address the primary challenges payers are contending with today regardless of the core application strategy they have chosen.

  Providers of healthcare services

        Our provider services group is focused on two vital components of a healthcare organization's infrastructure: the information technology itself and the experts who manage it. We assist the healthcare marketplace in the assessment, design, implementation, integration and support of legacy and emerging network services and systems. We provide solutions in key areas, including wireless technology, local area networks including servers and active directories, security, and application services. We have developed a "Mobile Health Solutions" initiative as our primary focus centered on creating a mobile workforce for our healthcare customers. Our Mobile Health Solutions approach includes: offering technology strategic planning; voice, alert, notification, and communication technologies; business process alignment and workflow assessment and design; end-user device selection, design and management; and application presentation including the customization and development of web-based portals.

        The advantage our Mobile Health Solution offers is based on our taking an enterprise wide approach and is combined with our experience and knowledge of our client's complex healthcare environment. Our approach to the combined technical, clinical and business requirements across the enterprise supports advancements in technology and patient safety, advancements that are not limited to a particular department, but rather advancements that can be made throughout the enterprise. By developing a mobile infrastructure, organizations can ensure that the needs of end-users will be met and that multiple constituent needs and their specific requirements will not be in conflict with one another, thus saving organizations the additional costs of retrofitting or redoing their infrastructure each time a wireless point solution is implemented. By integrating business process and workflow with technology, the Mobile Health Solution fosters end-user buy-in and, consequently, device adoption ensuring that the value of the investment is fully realized.

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

        We believe that our future success will depend in large part on our ability to hire, train and retain qualified technical, clinical and business personnel who together have expertise in a wide array of sophisticated IT solutions and a broad understanding of the payer, provider and government healthcare organizations that we serve. Competition for qualified personnel is intense and salaries, commissions, and bonuses are increasing across all healthcare markets we serve. Consequently, there can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to hire, train and retain a sufficient number of qualified technical personnel, our ability to adequately manage and complete our existing projects or to obtain new projects could be impaired. This could have a material adverse effect on our business, financial condition and results of operations. See "—Risk Factors—Loss of Key Personnel Could Adversely Affect Our Business;—Our executive management team is in transition;—We do not have employment agreements with most of our key business managers."

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

Intellectual Property and Proprietary Information

        Our ability to compete effectively depends in part on our intellectual property and proprietary information, including our proprietary methodologies, best practices, research, tools, information systems, databases and other information and procedures. We rely on a combination of copyright laws, non-disclosure agreements and other confidentiality procedures to protect Daou's intellectual property and proprietary information. However, these protections may not be sufficient, and they do not prevent independent third-party development of competitive products or services. See "—Risk Factors—Any failure or inability to protect our technology and confidential information could adversely affect our business."

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

        There can be no assurance that we will be able to compete successfully against current and future competitors. In addition, most of our customers have internal IT support and service capabilities and could choose to satisfy their needs through internal resources rather than through outside service providers. As a result, any decision by our customers or potential customers to perform IT services internally or choose one of our competitors could have a material adverse effect on our business, financial condition and results of operations. See "—Risk Factors—We operate in highly competitive markets."

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

        We have experienced significant quarterly fluctuations in our operating results and recent declines in revenue and profits due to shifts in demand for our services, employing fewer billable personnel, the commencement and completion of large fixed-fee contracts, and the closure and wind down of operating units and difficulties related to the transition of our company's leadership. Fluctuations in our revenues and operating results are expected to continue from time to time, due to various factors, including:

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

        Many of our service agreements contain performance standards or deliverables. Some of our contracts with customers permit termination in the event our performance is not consistent with service levels specified in those contracts. Our failure to perform services that meet customers' expectations may result in not getting paid for services rendered. Further, if customers are not satisfied with our level of performance, our reputation could be damaged and our ability to attract new business may be materially and adversely affected.

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

Transition of our executive management.

        In July 2004, we named Vincent K. Roach as our Chief Executive Officer. Mr. Roach succeeded our former Chief Executive Officer who held that position from December 2002 to July 2004. Prior to Mr. Roach's predecessor, our Chief Executive Officer held the position for approximately eighteen months. The transition of our senior leadership may adversely affect our operating performance, given the impact of frequent executive turnover on personnel and the time required for new senior personnel to assimilate and manage our business operations effectively.

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

        As of March 15, 2005, Daou's executive officers, directors and their affiliates beneficially owned approximately 37% of the outstanding shares of common stock and Series A-1 redeemable preferred stock (Preferred shareholders own certain restrictive, preferred and voting rights). As a result, these stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may delay or prevent a change in control of Daou.

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

        As of December 31, 2004, we had 13,438,087 shares of common stock reserved for future issuance, as follows: 2,750,000 shares upon conversion of the 2,181,818 outstanding shares of Series A-1 redeemable preferred stock plus accrued dividends, 3,540,000 shares upon exercise of warrants, 6,243,939 shares upon exercise of stock options and 904,189 shares reserved for issuance under our Employee Stock Purchase Plan. See Item 7 "Liquidation and Capital Resources" and Notes 8 and 9 of the notes to our audited financial statements as of December 31, 2004 for more information relating to our preferred stock, common stock, warrants and stock options.

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

        Plaintiffs timely noticed an appeal and filed their Appellants' Brief with the Ninth Circuit Court of Appeals on April 9, 2003. On July 2, 2003, the Company filed its Respondents' Brief and Cross-Appeal. The Cross-Appeal challenges the trial court's failure to assess whether the complaint complied with applicable pleadings standards. The matter was argued before the court on February 12, 2004. On February 2, 2005, the court reversed the dismissal and remanded the case back to the district court. Because it reversed the dismissal, it did not decide the Company's cross-appeal. The Company appealed the reversal by way of petition for rehearing to the Ninth Circuit Court of Appeals filed February 23, 2005. Among other issues appealed was the court's ruling on loss causation. On March 3, 2005, the Ninth Circuit deferred consideration on the petition for rehearing until the United States Supreme Court renders its opinion in another case involving the same loss causation issue. Given this deferral, the Company's intended appeal to the Supreme Court by way of writ of certiorari is in abeyance until the Ninth Circuit decides the petition for rehearing.

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

DICKSON V DAOU SYSTEMS, INC. ET AL

        On February 27, 2002, a Complaint was filed against certain of the Company's former officers and directors as well as DAOU On-Line, Inc. in the Superior Court of New Jersey located in Bergen County. A First Amended Complaint was filed on March 1, 2002, adding the Company and its former Chief Financial Officer as parties-defendant. The Company filed a Motion to Dismiss the First Amended Complaint on April 24, 2002. The Court conducted a hearing on June 7, 2002 and granted the motion. On July 23, 2002, plaintiffs filed a Notice of Appeal, but later abandoned their appeal in favor of refiling their lawsuit in San Diego County Superior Court. The parties stipulated to a stay of this lawsuit and submission of the matter to arbitration before the American Arbitration Association. The court approved that stipulation and stayed all proceedings by order dated July 22, 2003. On October 6, 2003, plaintiffs filed a Statement of Claim with the American Arbitration Association, the gravaman of which is the same as the former complaint filed in Bergen County, New Jersey and San Diego County Superior Court. The Statement of Claim alleges compensatory damages in the amount of $1,094,600 and also prays for punitive damages as well as attorneys' fees and costs. On December 3, 2003, the Company filed an answer to the Statement of Claim, generally denying the allegations and alleging certain affirmative defenses. All parties agreed to the appointment of Peter Shenas as the arbitrator. A preliminary hearing was conducted on February 3, 2004, during which the parties agreed to the scope of written and oral discovery and how the arbitration would proceed.

        The Company and certain of the Company's former officers and directors entered into a Settlement Agreement And Mutual General Release Of All Claims with Steven C. Dickson and Mary B. Dickson on October 29, 2004. The Parties voluntarily elected to settle the litigation entitled Steven C. Dickson v. Daou Systems, Inc., et al.; the arbitration entitled Steven C. Dickson v. Daou Systems, Inc, et al.; and a certain judgment lien in favor of Daou Systems, Inc. against Steven C. Dickson and any and all other claims or disputes arising out of any other contract, agreement or business dealings of any kind between the Parties. The settlement did not have a material impact to the 2004 financial results.

Item 4: Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of stockholders during the fourth quarter of 2004.

PART II

Item 5: Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

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

        On March 15, 2005, the closing bid and ask prices of the common stock were $0.15 and $0.14, respectively. As of March 15, 2005, there were 136 holders of record of common stock.

Dividend Policy

        In July 1999, we issued 2,181,818 shares of Series A-1 Convertible Preferred Stock to Galen Partners and their affiliates for an aggregate amount of $12 million or $5.50 per share. Holders were initially entitled to receive cumulative dividends at the rate of six percent per annum, generally payable in the form of shares of Series A-1 Preferred Stock until July 26, 2001. The dividend rate increased to 7% on July 26, 2001, to 8% on July 26, 2002, to 9% on July 26, 2003, to 10% on July 26, 2004, and will continue to increase an additional 1% on July 26 of each year up to a maximum of 12%. As of December 31, 2004, Daou has accrued but undeclared preferred stock dividends of approximately $5.8 million. No cash dividends may be paid on the common stock unless full dividends on the Series A-1 Preferred Stock for the then current dividend period have been either paid or declared with a sum sufficient for the payment set apart. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Liquidity and Capital Resources" and Note 8 of the notes to our audited financial statements as of December 31, 2004 for more information relating to our preferred stock.

        Daou has never declared nor paid cash dividends on the common stock. We currently intend to retain any available earnings for future growth and, therefore, do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        None.

Issuer Purchases

        None

Item 6: Selected Financial Data.

        The following table presents selected financial data and has been derived from our financial statements, which have been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the other sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and the financial statements and the related notes thereto included elsewhere herein (in thousands, except per share data):

	Years ended December 31,
	2000	2001	2002	2003	2004
Revenue before reimbursements (net revenue)	$63,748	$41,082	$37,935	$42,161	$27,107
Cost of revenue before reimbursable expenses	58,700	30,964	26,128	28,760	20,479

Gross profit	5,048	10,118	11,807	13,401	6,628
Operating expenses:
Sales and marketing	5,715	3,309	4,807	4,550	3,208
General and administrative	12,083	8,919	8,611	6,670	6,428
Restructuring (credits) charges	2,133	1,263	1,598	(252)	—

Total operating expenses	19,931	13,491	15,016	10,968	9,636

Income (loss) from operations	(14,883)	(3,373)	(3,209)	2,433	(3,008)
Other income, net	699	421	270	207	209

Income (loss) before income taxes	(14,184)	(2,952)	(2,939)	2,640	(2,799)
Provision for income taxes	—	—	—	(52)	(36)

Net income (loss)	(14,184)	(2,952)	(2,939)	2,588	(2,835)
Dividends on preferred stock	(4,837)	(854)	(1,054)	(1,290)	(1,571)
Net income (loss) available to common stockholders	$(19,021)	$(3,806)	$(3,993)	$1,298	$(4,406)
Net income (loss) available to common stockholders per common share:
Basic	$(1.07)	$(0.22)	$(0.21)	$0.06	$(0.20)

Diluted	$(1.07)	$(0.22)	$(0.21)	$0.05	$(0.20)
Shares used in computing net income (loss) per common share:
Basic	17,712	17,682	19,075	20,821	21,656

Diluted	17,712	17,682	19,075	26,513	21,656
Cash, cash equivalents, restricted cash and short-term investments	$10,586	$15,074	$12,394	$13,147	$11,069
Total assets	$26,832	$24,384	$24,640	$25,228	$18,680
Redeemable preferred stock	$13,058	$13,912	$14,966	$16,256	$17,827
Total stockholders' equity (deficit)	$7,302	$3,396	$(497)	$789	$(3,552)
Support Center Management Services*—Revenue	$—	$3,947	$4,066	$4,625	$941
—Cost of revenue	$—	$3,114	$3,624	$3,668	$562

*
This service line was discontinued in the first quarter of fiscal 2004.

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

Overview of the IT industry and material trends impacting the Company's results of operations

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

Elimination of the DTC

        We discontinued providing support center management services to hospitals and IDNs, with the completion of the final contract in the first quarter of 2004. This decision included the closing of our Indianapolis-based Daou Technology Center (DTC), which provided Help Desk and Desktop support services on an outsourcing basis to two regional hospital providers: Indianapolis' Community Health Network (CHN) and St. Vincent Health.

        The CHN contract ended on December 31, 2003 and the St. Vincent contract ended on February 25, 2004. The two contracts represented approximately $4.5 million or 11 percent of Daou's total net revenues for the year ended December 31, 2003, compared to $941,000 or 3% for the year ended 2004.

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

        We bill our customers for out-of-pocket expenses, primarily travel and related expenses incurred with respect to services provided to customers, and have adopted the provisions of the Emerging Issues Task Force ("EITF") Issue 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, issued in November 2001. EITF Issue 01-14 states that reimbursements received for out-of-pocket expenses should be characterized as revenue on the income statement. We will continue to use net revenue (revenue before reimbursements) and cost of revenue before reimbursable expenses to compute percentage and margin calculations, as well as for purposes of comparing the results of operations for the year ended December 31, 2004 to the year ended December 31, 2003 and the year ended December 31, 2003 to the year ended December 31, 2002.

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

Years Ended December 31, 2004 and 2003

        Our net revenue decreased 36%, or $15.1 million to $27.1 million for the year ended December 31, 2004 from $42.1 million for the year ended December 31, 2003. In addition to our poor sales performance in 2004, the decrease was primarily due to 1) the closing of Daou's IT outsourcing business—resulting in a revenue decline of over $3.7 million in 2004 compared to 2003; 2) the completion of a large network upgrade project in the first quarter of 2004—resulting in an annualized revenue loss of over $1.2 million; 3) the continued downward trend in revenue throughout the year as a result of competitive pricing pressure forcing hourly rates lower, and declining demand for application implementation services across the market—resulting in annualized revenue declines of approximately $5.2 million; and 4) the delay in certain government projects in the first quarter of 2004—resulting in revenue declines of approximately $1.2 million.

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

        We have a history of losses, which, for income tax purposes, generated sizeable federal and state tax net operating loss ("NOL") carryforwards, at December 31, 2004, of approximately $32 million and approximately $10.9 million, respectively. The federal loss carryforwards expire beginning 2018 through 2024, and the state loss carryforwards expire from 2004 through 2024, unless previously utilized. Additionally, the Company has federal alternative minimum tax credit carryforwards of approximately $36,000 which may be carried forward indefinitely. Pursuant to generally accepted accounting principles, we have recorded a valuation allowance against the deferred tax asset associated with these NOL carryforwards as it is more likely than not that we will not be able to utilize the NOL carryforwards to offset future taxes. Due to the size of the NOL carryforwards in relation to our history of unprofitable operations, we have not recognized any of this net deferred tax asset. It is possible that we could be profitable in the future at levels which would cause us to conclude that it is more likely than not that we will be able to realize all or a portion of the NOL carryforwards. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then begin to provide for income taxes at a rate equal to our combined federal and state effective rates, which we believe would approximate 40%. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

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

        As of December 31, 2002, as part of its strategy to position itself for continued growth in the marketplace, the Company reorganized its management structure, consolidated operations and eliminated certain non-strategic services. In addition, in the fourth quarter of 2002, the Company increased its estimate of costs and related sublease income related to previously announced closures of certain facilities. These combined actions resulted in a workforce reduction of approximately 16 employees and a restructuring charge in the fourth quarter of 2002 of $1.6 million. In the third quarter of 2003, we were able to reduce our obligations relating to unused office space resulting in the reversal of $252,000 of previously accrued restructuring charges. The amount has been recorded as a restructuring credit in the statement of operations as the original provision was recorded as a restructuring expense in the period in which the charge was recorded. Additional details are provided in Note 3 of the accompanying Notes to Financial Statements.

        Other income, net, decreased 23%, or $100,000 to $200,000 for the year ended December 31, 2003 as compared to $300,000 for the year ended December 31, 2002. Other income was comprised primarily of interest income on cash and cash equivalents, and investments, available-for-sale.

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

        As previously disclosed, in July 1999 we issued 2,181,818 shares of Series A-1 Redeemable Preferred Stock to Galen Partners and their affiliates for an aggregate amount of $12 million or $5.50 per share. Holders are initially entitled to receive cumulative dividends at the rate of six percent per annum, generally payable in the form of shares of Series A-1 Preferred Stock until July 26, 2001. The dividend rate increased to 7% on July 26, 2001, to 8% on July 26, 2002, to 9% on July 26, 2003, to 10% on July 26, 2004 and will continue to increase an additional 1% on July 26 of each year up to a maximum of 12%. No cash dividends may be paid on the common stock unless full dividends on the Series A-1 Preferred Stock for the then current dividend period have been either paid or declared with a sum sufficient for the payment set apart.

        The holders of the Series A-1 Redeemable Preferred Stock vote on an as converted to common stock basis with the holders of common stock. The Series A-1 Preferred stockholders also have a liquidation preference of $5.50 per Series A-1 share, plus any accrued but unpaid dividends. At the option of the holders, shares of the Series A-1 Preferred Stock can be converted into shares of common stock at any time, subject to certain antidilution adjustments. We are required to make a best efforts attempt to secure one Board of Director seat for a representative of the holders of Series A-1 Preferred Stock. The holders of Series A-1 Preferred Stock also obtained certain redemption rights as part of the original financing transaction in July 1999. They have since permanently waived those rights as described below.

        As of December 31, 2004, Daou had accrued but undeclared preferred stock dividends of approximately $5.8 million (payable in kind by the issuance of approximately 1.1 million shares of Series A-1 Preferred Stock), thereby entitling the holders of the Series A-1 Preferred Stock to a total liquidation preference of approximately $17.8 million.

        On November 9, 2000, as a consequence of the resignation of Larry Grandia, Daou's former President and Chief Executive Officer, holders of the Series A-1 Preferred Stock had the right to cause the redemption of their Series A-1 Preferred Stock for approximately $12.9 million. We entered into an agreement with the holders of the Series A-1 Preferred Stock under which the holders of the Series A-1 Preferred Stock permanently waived their redemption rights in return for $2.0 million in cash and warrants to purchase 3,540,000 shares of our common stock exercisable at $0.01 per share. The warrants expire on November 9, 2005, and the common stock for which the warrants may be exercised is subject to demand registration rights. The total consideration for this transaction was valued at approximately $4.1 million and for financial reporting purposes was recorded as a one-time dividend in the fourth quarter of 2000.

        As of December 31, 2004, Daou's contractual obligations were as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$3,422,000	$947,000	$1,435,000	$990,000	$50,000

        We believe that our available funds will be sufficient to meet our capital requirements for the foreseeable future. We may sell additional equity or debt securities or obtain credit facilities. The sale of additional equity securities or issuance of equity securities in future acquisitions would result in dilution to our stockholders and the incurrence of debt could result in interest expense. However, there can be no assurance that we will be able to sell additional equity or debt securities, or be able to obtain financing on acceptable terms, if at all. See "Risk Factors—Future sales of our common stock could adversely affect the price of the common stock and our ability to raise additional equity capital."

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

  Revenue Recognition

        Daou recognizes all of its revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, and complies with SAB 104 requirements that the following criteria be met in determining whether revenue has been earned:

  •
  persuasive evidence of an arrangement,

  •
  services have been delivered,

  •
  price is fixed and determinable, and

  •
  collectibility is reasonably assured.

        The Company records revenue from the following types of transactions: i) services performed on an hourly basis, ii) services performed on a fixed fee basis and iii) sales of material and maintenance contracts. In general, Daou enters into contracts with customers to provide services at a specified fee or rate per hour. Revenue from professional services contracts is recognized on an hourly basis as work is performed. Contract revenue for the development and implementation of network solutions under fixed-fee contracts is recognized under a proportionate performance method by determining the level of service performed based upon the amount of labor incurred on the project versus the total labor costs to perform the project as this is the most readily reliable measure of output (i.e. the amount of the installation complete as of any date) for an installation project. Our policy for recording a provision for a loss on a fixed fee contract would be made during the period when the loss becomes probable and can be reasonably estimated. The amount of the contract losses recognized was $0, $30,000, and $0 for the years ended December 31, 2004, 2003, and 2002, respectively. Revenue from technical support, network management and help desk services is recognized on a pro-rata basis over the performance period. Revenue from the sale of material or goods is recognized upon transfer of title as long as the four elements of revenue recognition discussed above are met.

        Daou was engaged in approximately five (5) outsourcing contracts in 2002, four (4) in 2003 and one (1) in the first quarter of 2004. All contracts had expired by the end of the first quarter 2004. The Company hired client employees at the inception of one of the five outsourcing contracts that was initiated on January 23, 1998. Daou's revenue recognition policy on outsourcing contracts is to recognize revenue ratably over the period that these services are provided. One of these contracts provided contingency payments (risk/reward) based on meeting service level criteria each month. Daou's policy on recognizing revenue for these contingency payments was to record the revenue in the period which the contingency was resolved. The contingency revenue was less than 1% of the total revenue earned on this contract.

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

Recently Issued Accounting Standards

        In June 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. The adoption of this method did not have a material impact on Daou's results of operations or financial condition.

        Effective July 1, 2003, we adopted the FASB's consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Adoption of this issue had no material impact on Daou's financial condition, results of operations, or liquidity.

        In December 2003, the SEC issued SAB 104, which supercedes SAB No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) Issue No. 00-21. Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition". Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have an impact on our financial condition or results of operations.

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement 123 (revised 2004), "Share Based Payment" (FAS 123R). FAS 123R supersedes APB 25, "Accounting for Stock Issued to Employees," and is effective for public companies at the beginning of the first interim or annual period after June 15, 2005. FAS 123R requires that the fair value of equity based awards be recognized in the financial statements for new awards and previously granted awards that are not yet fully vested on the adoption date. The Company is currently evaluating the impact of adopting FAS 123R but does not expect a material impact.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Daou Systems, Inc.

        We have audited the accompanying balance sheets of Daou Systems, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index to the financial statements. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

        As discussed in Note 8 to the financial statements, the accompanying financial statements for the years ended December 31, 2004, 2003 and 2002 have been restated to classify the Company's Preferred Stock as mezzanine equity rather than stockholders' equity as previously reported.

/s/ ERNST & YOUNG LLP
Philadelphia, Pennsylvania
February 4, 2005, except for the seventh and eighth paragraphs of Note 8 and Note 14 as to which the date is August 11, 2005

Daou Systems, Inc.
Balance Sheets
(In thousands, except for per share data)

	December 31,
	2004	2003
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$5,932	$13,045
Investments, available-for-sale	5,137	102
Accounts receivable, net of allowance for doubtful accounts of $367 and $789 in 2004 and 2003, respectively	5,218	8,226
Contract work in progress	190	1,457
Other current assets	571	640

Total current assets	17,048	23,470
Due from officers/stockholders	119	83
Equipment, furniture and fixtures, net	885	1,144
Other assets	628	531

	$18,680	$25,228

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$765	$823
Accrued salaries and benefits	1,814	4,063
Accrued project costs	44	68
Other accrued liabilities	899	1,280
Deferred revenue	489	1,426

Total current liabilities	4,011	7,660
Deferred rent, net of current portion	394	489
Other long-term liabilities	—	34
Commitments and contingencies	—	—
Redeemable preferred stock, $.001 par value. Authorized 3,520 shares; issued and outstanding 2,182 shares, with a liquidation preference of $17,827 and $16,256, respectively, at December 31, 2004 and 2003, including accrued dividends	17,827	16,256
Stockholders' equity (deficit):
Common stock, $.001 par value. Authorized 50,000 shares; issued and outstanding 21,815 and 21,583 at December 31, 2004 and 2003, respectively, and 1,292 shares held in treasury at December 31, 2004 and 2003	22	22
Additional paid-in capital	39,721	39,682
Notes receivable from stockholders	(1,160)	(1,160)
Accumulated other comprehensive loss	(3)	(29)
Accumulated deficit	(42,132)	(37,726)

Total stockholders' equity (deficit)	(3,552)	789

	$18,680	$25,228

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

Daou Systems, Inc.
Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2004, 2003, and 2002
(In thousands)

				Notes receivable from stock- holders
	Common stock				Accumulated other Comprehensive income (loss)		Total stockholders' equity (deficit) (restated)
			Additional Paid-in Capital			Accumulated deficit
	Shares	Amount
Balance at December 31, 2001	21,556	$22	$39,758	$(1,281)	$(72)	$(35,031)	$3,396

Issuance of common stock under employee stock purchase plan	160	—	81	—	—	—	81
Accrued dividends on preferred stock	—	—		—	—	(1,054)	(1,054)
Issuance of common stock upon exercise of stock options	21	—	3	—	—	—	3
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	(2,939)	(2,939)

Comprehensive loss:	—	—	—	—	—	—	(2,923)

Balance at December 31, 2002	21,737	22	39,842	(1,281)	(56)	(39,024)	(497)

Accrued dividends on preferred Stock						(1,290)	(1,290)
Issuance of stock options for Services			10				10
Issuance of common stock upon exercise of stock options	146		26				26
Purchase of restricted Stock	(300)	—	(196)	121			(75)
Comprehensive income:
Unrealized gain on investments	—	—	—	—	27	—	27
Net income	—	—	—	—	—	2,588	2,588

Comprehensive income:	—	—	—	—	—	—	2,615

Balance at December 31, 2003	21,583	22	39,682	(1,160)	(29)	(37,726)	789

Accrued dividends on preferred stock						(1,571)	(1,571)
Issuance of common stock upon exercise of stock options	232		39				39
Comprehensive loss:		—
Unrealized gain on investments	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	(2,835)	(2,835)

Comprehensive loss:	—	—	—	—	26	(2,835)	(2,809)

Balance at December 31, 2004	21,815	$22	$39,721	$(1,160)	$(3)	$(42,132)	$(3,552)

See accompanying notes to financial statements.

Daou Systems, Inc.
Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2004	2003	2002
	(Restated)
Operating activities
Net income (loss)	$(2,835)	$2,588	$(2,939)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	577	665	959
Amortization of deferred compensation	40	113	108
Provision for uncollectible accounts	(405)	(57)	186
Issuance of common stock and options for services	—	10	—
(Gain) loss on retirement of fixed assets	—	—	(10)
Changes in operating assets and liabilities:
Accounts receivable	3,413	(247)	(536)
Contract work in progress	1,267	690	131
Other current assets	69	(132)	(79)
Accounts payable and accrued liabilities	(463)	(3,267)	259
Accrued salaries and benefits	(2,249)	(265)	753
Deferred revenue	(937)	1,061	(220)
Other long-term liabilities	(266)	(13)	(11)

Net cash provided by (used in) operating activities	(1,789)	1,146	(1,399)
Investing activities
Purchase of equipment, furniture and fixtures	(318)	(342)	(900)
Purchase of available-for-sale investments	(5,009)	—	—
Increase in other assets	(36)	(29)	(334)

Net cash used in investing activities	(5,363)	(371)	(1,234)
Financing activities
Proceeds from issuance of common stock	39	26	84
Repurchase of restricted stock, net of notes receivable	—	(75)	—

Net cash (used in) provided by financing activities	39	(49)	84
Increase (decrease) in cash and cash equivalents	(7,113)	726	(2,549)
Cash and cash equivalents at beginning of year	13,045	12,319	14,868

Cash and cash equivalents at end of year	$5,932	$13,045	$12,319

Supplemental disclosure of non-cash investing and financing activities:
Accrued preferred stock dividends to preferred stockholders	$1,571	$1,290	$1,054

Unrealized gain on investments	$26	$27	$16

Property and equipment acquired through tenant allowance	$—	$461	$—

Income taxes paid	$96	$17	$—

See accompanying notes to financial statements.

Daou Systems, Inc.

Notes to Financial Statements

1.    Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

        Daou Systems, Inc. ("Daou" or the "Company"), a Delaware company, was incorporated in California on July 16, 1987 under the name Daou Systems, Inc., and reincorporated in Delaware on November 15, 1996. The Company provides expert consulting and management services to healthcare organizations in the design, deployment and support of IT infrastructure and application systems. Daou offers a range of comprehensive services including infrastructure and mobile health solutions, application implementation and support, management consulting and business process improvement, integration and wed services. Daou has provided services to more than 1,600 healthcare organizations, including leading private and public hospitals, managed care organizations on both the payer and provider sides of the market, as well as integrated healthcare delivery networks (IDNs) and some of the nation's largest government healthcare entities. Daou Systems, Inc. is a publicly traded company listed on the OTC Bulletin Board under the stock symbol DAOU.

        In 2003, the Company announced its decision to reorganize Daou's internal management structure, consolidate operations and eliminate non-strategic services. As part of the reorganization, the Company consolidated Daou's two operating divisions—Technology Services and Application Services, and operates as one business with multiple service offerings. As such, the Company currently has no reportable segments.

Revenue Recognition

        Daou recognizes all of its revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, and complies with SAB 104 requirements that the following criteria be met in determining whether revenue has been earned:

  •
  persuasive evidence of an arrangement,

  •
  services have been delivered,

  •
  price is fixed and determinable, and

  •
  collectibility is reasonably assured.

        The Company records revenue from the following types of transactions: i) services performed on an hourly basis, ii) services performed on a fixed fee basis and iii) sales of material and maintenance contracts. In general, Daou enters into contracts with customers to provide services at a specified fee or rate per hour. Revenue from professional services contracts is recognized on an hourly basis as work is performed. Contract revenue for the development and implementation of network solutions under fixed-fee contracts is recognized under a proportionate performance method by determining the level of service performed based upon the amount of labor incurred on the project versus the total labor costs to perform the project as this is the most readily reliable measure of output (i.e. the amount of the installation complete as of any date) for an installation project. Daou's policy for recording a provision for a loss on a fixed fee contract would be made during the period when the loss becomes probable and can be reasonably estimated. The amount of the contract losses recognized was $0, $30,000, and $0 for the years ended December 31, 2004, 2003, and 2002, respectively. Revenue from technical support, network management and help desk services is recognized on a pro-rata basis over the performance period. Revenue from the sale of material or goods is recognized upon transfer of title as long as the four elements of revenue recognition discussed above are met.

        Daou was engaged in approximately five (5) outsourcing contracts in 2002, four (4) in 2003 and one (1) in the first quarter of 2004. All contracts had expired by the end of the first quarter 2004. The Company hired client employees at the inception of one of the five outsourcing contracts that was initiated on January 23, 1998. Daou's revenue recognition policy on outsourcing contracts is to recognize revenue ratably over the period that these services are provided. One of these contracts provided contingency payments (risk/reward) based on meeting service level criteria each month. Daou's policy on recognizing revenue for these contingency payments was to record the revenue in the period which the contingency was resolved. The contingency revenue was less than 1% of the total revenue earned on this contract.

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

        Services to Daou's five largest customers accounted for approximately $8.8 million of net revenue for the year ended December 31, 2004, representing approximately 32% of total net revenue, with no one customer accounting for more than 8% of net revenue. Net accounts receivable due from Daou's five largest customers accounted for approximately $1.7 million at year ended December 31, 2004, representing approximately 32% of net accounts receivable.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less when purchased. The Company has established guidelines relative to diversification and maturities that are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company historically has not experienced any material losses on its cash equivalents.

Investments, Available-for-Sale

        The Company classifies its investments as "Available-for-Sale" and records such assets at the estimated fair value on the balance sheet with unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income until realized. The basis for computing realized gains or losses is by specific identification.

Restricted Cash

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

Recent Pronouncements

        In June 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. The adoption of this method did not have a material impact on the Company's results of operations or financial condition.

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement 123 (revised 2004), "Share Based Payment" (FAS 123R). FAS123R supersedes APB 25, "Accounting for Stock Issued to Employees," and is effective for public companies at the beginning of the first interim or annual period after June 15, 2005. FAS 123R requires that the fair value of equity based awards be recognized in the financial statements for new awards and previously granted awards that are not yet fully vested on the adoption date. The Company is currently evaluating the impact of adopting FAS 123R but does not expect a material impact.

        Effective July 1, 2003, the company adopted the FASB's consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Adoption of this issue had no material impact on the Company's financial condition, results of operations, or liquidity.

        In December 2003, the SEC issued SAB 104, which supercedes SAB No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) Issue No. 00-21. Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition". Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have an impact on the Company's financial condition or results of operations.

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

  (In thousands, except per share information)

	Years Ended December 31,
	2004	2003	2002
Net (loss) income available to common stockholders as reported	$(4,406)	$1,298	$(3,993)
Add total stock-based employee compensation determined under APB No. 25	—	10	—
Deduct total stock-based employee compensation determined under the fair value method for all awards, net of tax	(363)	(953)	(3,425)

Pro forma net (loss) income	$(4,769)	$355	$(7,418)

(Loss) earnings per share
Basic—as reported	$(0.20)	$0.06	$(0.21)

Diluted—as reported	$(0.20)	$0.05	$(0.21)

Basic—pro forma	$(0.22)	$0.02	$(0.39)

Diluted—pro forma	$(0.22)	$0.01	$(0.39)

2.    Earnings Per Share

        The following table details the computation of basic and diluted earnings (loss) per share:

  (In thousands, except per share information)

	Years Ended December 31,
	2004	2003	2002
Numerator:
Net (loss) income	$(2,835)	$2,588	$(2,939)
Preferred stock dividends	1,571	1,290	1,054

Numerator for basic and diluted (loss) earnings per share—income (loss) available to common stockholders	(4,406)	1,298	(3,993)
Denominator:
Weighted-average common shares outstanding	21,742	21,662	21,591
Weighted-average unvested common shares subject to repurchase agreements	(86)	(841)	(2,516)

Denominator for basic (loss) earnings per share	21,656	20,821	19,075
Effect of dilutive securities:
Unvested common shares subject to repurchase agreements	—	841	—
Stock options	—	1,368	—
Warrants	—	3,483	—

Dilutive potential common shares	—	5,692	—

Denominator for diluted (loss) earnings per share	21,656	26,513	19,075

Basic (loss) earnings per share	$(0.20)	$0.06	$(0.21)

Diluted (loss) earnings per share	$(0.20)	$0.05	$(0.21)

        Options to purchase an additional 1,478,526 shares of common stock were outstanding during the year ended December 31, 2003, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. In addition, the Series A-1 Redeemable Preferred Stock and accrued dividends were excluded from diluted earnings per share for the year ended December 31, 2003 as the assumed conversion would be anti-dilutive.

        For the years ended December 31, 2004 and 2002, diluted loss per share is unchanged from basic loss per share because the effects of the unvested common shares subject to repurchase agreements and the assumed conversions of Series A-1 Redeemable Preferred Stock, stock options and warrants would be anti-dilutive.

3.    Restructuring Charges

        The Company recorded restructuring charges for years prior to 2003 in accordance with SEC SAB No. 100, Restructuring And Impairment Charges, and EITF No. 94-3, Liability Recognition For Certain Employee Termination Benefits And Other Costs To Exit An Activity (Including Certain Costs Incurred In A Restructuring). Effective January 1, 2003, the Company follows the provisions of SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities."

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

        The following table summarizes the activity in the Company's accrued restructuring liability:

	Severance costs for involuntary employee terminations	Costs related to closure and combination of facilities	Total
Balance at December 31, 2001	$151	$1,161	$1,312
Year Ended December 31, 2002:
Reserve established	1,065	533	1,598
Reserve utilized	(222)	(1,064)	(1,286)

Balance at December 31, 2002	994	630	1,624
Year Ended December 31, 2003:
Reserve established	—	—	—
Reserve utilized	(994)	(309)	(1,303)
Other adjustments (a)	—	(252)	(252)

Balance at December 31, 2003	—	69	69
Year Ended December 31, 2004:
Reserve established
Reserve utilized	—	(31)	(31)

Balance at December 31, 2004	$—	$38	$38

(a)
In the third quarter of 2003, the Company was able to reduce its obligations relating to unused office space. The amount has been recorded as a restructuring credit in the statements of operations as the original provision was recorded as a restructuring expense in the period in which the charge was recorded.

4. Investments, Available-For-Sale

        Short-term investments, available-for-sale, consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004
Government debt securities	$102	$26	$—	$128
Adjustable rate mutual funds	5,009	—	—	5,009

	5,111	26	$—	$5,137

December 31, 2003
Government debt securities	$75	$27	$—	$102

        The government debt securities represent South African bonds which mature in 2007 and 2008.

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

8. Redeemable Preferred Stock

        The Series A Preferred Stock described in the Company's Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on January 6, 1997, relates to shares of Series A Preferred Stock that were issued and outstanding prior to the Company's initial public offering of its common stock in February 1997. In connection with the Company's initial public offering, all shares of its then outstanding Series A Preferred Stock were converted into common stock. However, the Certificate of Incorporation was never amended to eliminate this series of preferred stock.

        Subsequently, on July 23, 1999, the Company filed a Certificate of Designations with the Delaware Secretary of State, which authorized and designated a new series of preferred stock that was also called Series A Preferred Stock (the Certificate of Designations was filed as Exhibit 4.1 to the Company's Form 8-K filed with the SEC on July 29, 1999). At that time, the Company sold shares of this new Series A Preferred Stock to certain investors. However, because the earlier Series A Preferred Stock was never eliminated from the Company's Certificate of Incorporation, the new series of preferred stock issued in July 1999 should have been designated as Series A-1 Preferred Stock, not Series A Preferred Stock. This error was recently discovered and the Certificate of Designations was corrected by a Certificate of Correction filed with the Delaware Secretary of State on June 14, 2005.

        In July 1999, the Company issued 2,181,818 shares of Series A-1 Redeemable Preferred Stock to Galen Partners and their affiliates for an aggregate amount of $12 million or $5.50 per share. Holders were initially entitled to receive cumulative dividends at the rate of six percent per annum, generally payable in the form of shares of Series A-1 Preferred Stock until July 26, 2001. The dividend rate increased to 7% on July 26, 2001, to 8% on July 26, 2002, to 9% on July 26, 2003, to 10% on July 26, 2004, and will continue to increase an additional 1% on July 26 of each year up to a maximum of 12%. No cash dividends may be paid on the common stock unless full dividends on the Series A-1 Preferred Stock for the then current dividend period have been either paid or declared with a sum sufficient for the payment set apart.

        The holders of the Series A-1 Redeemable Preferred Stock vote on an as converted to common stock basis with the holders of common stock. The Series A-1 Preferred stockholders also have a liquidation preference of $5.50 per Series A-1 share, plus any accrued but unpaid dividends. At the option of the holders, shares of the Series A-1 Preferred Stock can be converted into shares of common stock at any time, subject to certain antidilution adjustments. The Company is required to make a best efforts attempt to secure one Board of Director seat for a representative of the holders of Series A-1 Preferred Stock. The holders of Series A-1 Preferred Stock also obtained certain redemption rights as part of the original financing transaction in July 1999. They have since permanently waived those rights as described below.

        On November 9, 2000, as a consequence of the resignation of Larry Grandia, the Company's former President and Chief Executive Officer, holders of the Series A-1 Preferred Stock had the right to cause the redemption of their Series A-1 Preferred Stock for approximately $12.9 million. The Company entered into an agreement with the holders of the Series A-1 Preferred Stock under which the holders of the Series A-1 Preferred Stock permanently waived their redemption rights in return for $2.0 million in cash and warrants to purchase 3,540,000 shares of the Company's common stock exercisable at $0.01 per share. The warrants expire on November 9, 2005, and the common stock for which the warrants may be exercised is subject to demand registration rights. The total consideration for this transaction was valued at approximately $4.1 million and for financial reporting purposes was recorded as a one-time dividend in the fourth quarter of 2000.

        As of December 31, 2004, the Company had accrued but undeclared preferred stock dividends of approximately $5.8 million (payable in kind by the issuance of approximately 1.1 million shares of Series A-1 Preferred Stock), thereby entitling the holders of the Series A-1 Preferred Stock to a total liquidation preference of approximately $17.8 million.

        As a result of the routine review of the Daou Systems, Inc. (the "Company") Form 10-K for the year ended December 31, 2004 by the staff of the Securities and Exchange Commission ("SEC"), the Company examined the classification on its balance sheet of its Series A-1 Preferred Stock. The Company had classified this amount as a component of stockholders' equity in its financial statements for the years ended December 31, 2004, 2003 and 2002 filed in its 2004 Form 10-K/A with the SEC.

        Based on the staff's comment, the Company reviewed the terms of the Series A-1 Preferred Stock and noted that in the event of an unsolicited tender offer that results in the Company's stockholders immediately prior to such transaction not holding at least 50% of the voting securities of the surviving entity, the holders of the Series A-1 Preferred Stock would be entitled to receive for each share of such stock an amount per share at least equal to Five Dollars and Fifty Cents ($5.50) plus any accrued but unpaid dividends. Because such a transaction could result in a cash liquidation of the Series A-1 Preferred Stock that is outside the control of the Company, management, in consultation with the Company's independent registered public accounting firm, concluded on July 13, 2005 that the Series A-1 Preferred Stock should be classified as a component of mezzanine equity and not a component of permanent equity on the Company's balance sheet and that the Company should restate its previously issued financial statements. On July 18, 2005, the Audit Committee of the Company's Board of Directors, in consultation with management and the Company's independent registered public accounting firm, confirmed management's conclusion that a restatement of the previously issued financial statements was required. The restatement is an adjustment of the Company's balance sheet and will have no impact on the Company's historical or future statements of operations or cash flows.

9. Stockholders' Equity (Deficit)

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

Stock Option Plans

        During 1996, the Company adopted the 1996 Stock Option Plan (the "Plan"), under which 5,000,000 shares, as amended, of the Company's common stock are reserved for issuance upon exercise of options granted by the Company. The Plan provides for the grant of both incentive and nonstatutory stock options to officers, directors, employees and consultants of the Company. Options granted by the Company generally vest over a three to five-year period and are exercisable for a period of ten years from the date of the grant.

        The following summary of the Company's stock option activity and related information includes 225,000 non-qualified stock options at an exercise price ranging from $0.41 to $1.03 per share, 100,000 options at an exercise price of $0.28 per share, and 300,000 options at an exercise price ranging from $0.20 to $0.38 per share, granted outside of the plan and approved by the Company's Board of Directors in 2002, 2003 and 2004, respectively:

	2004		2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding—beginning of year	4,471,138	$1.47	4,538,462	$1.77	4,382,703	$2.02
Granted	400,000	0.29	475,750	0.36	778,250	0.92
Exercised	(232,002)	0.18	(146,671)	0.18	(21,669)	0.18
Forfeited	(1,080,928)	1.96	(396,403)	3.96	(600,822)	2.58

Outstanding—end of year	3,558,208	$1.28	4,471,138	$1.47	4,538,462	$1.77

Exercisable at end of year	2,341,756	$1.62	2,294,990	$2.22	1,550,701	$3.57

Weighted-average fair value of options granted during the year		$0.24		$0.24		$0.61

        The following table summarizes information about stock options outstanding at December 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ .00 – $ .18	613,665	6.2	$0.18	613,665	$0.18
$ .19 – $ .33	710,000	6.6	$0.26	467,778	$0.29
$ .34 – $ .50	456,777	8.3	$0.41	177,212	$0.41
$ .51 – $ .75	875,000	6.6	$0.52	625,000	$0.52
$ .76 – $ 1.00	405,500	7.0	$1.00	3,667	$0.80
$1.01 – $ 2.00	177,667	7.2	$1.14	137,335	$1.14
$2.01 – $ 3.00	2,500	5.3	$2.19	2,000	$2.19
$3.01 – $ 4.00	32,234	4.3	$3.75	30,234	$3.75
$4.01 – $ 5.00	79,034	2.2	$4.34	79,034	$4.34
$5.01 – $25.00	205,831	3.2	$12.29	205,831	$12.29

	3,558,208	6.5	$1.28	2,341,756	$1.62

        At December 31, 2004, options for 2,685,731 common shares were available for future grant.

        The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rate	3.5%	3.00%	6.0%
Dividend yield	0%	0%	0%
Volatility factor of the expected market price of the Company's common stock	123%	82%	138%
Weighted average expected life of options (years)	5	5	5

Common Stock Reserved

        At December 31, 2004, the Company had the following shares reserved for future issuance:

Series A redeemable preferred stock	2,750,000
Warrants	3,540,000
Stock options	6,243,939
Employee stock purchase plan	904,189

Total	13,438,128

10.    Income Taxes

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

At December 31, 2004, the Company has federal and state net operating loss carryforwards of approximately $32.0 million and $10.9 million, respectively. The federal loss carryforwards expire beginning in 2018 through 2024 and the state loss carryforwards expire from 2004 through 2024, unless previously utilized. Additionally, the Company has federal alternative minimum tax credit carryforwards of approximately $36,000 which may be carried forward indefinitely. For financial reporting purposes the Company has recorded a valuation allowance against the deferred tax assets (which have arisen primarily due to these net operating losses) as realization is not certain.

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

11.    Benefit Plans

        The Company sponsors the Daou Systems, Inc. 401(k) Salary Savings Plan (the "401(k) Plan") which covers employees who meet certain age and service requirements. Employees may contribute a portion of their earnings each plan year subject to certain Internal Revenue Service limitations. This Plan replaces the former Daou Systems, Inc. 401(k) Salary Savings Plan. The Company also had various other defined contribution plans related to acquisitions under which employees also participated. During 2003, the Company terminated all of its former defined contribution plans and as of December 31, 2003 the Company only maintains the 401(k) Plan. Contributions under the 401(k) Plan are made at the sole discretion of the Company and were $0, $370,000 and $344,000 for 2004, 2003 and 2002, respectively.

12.    Contingencies

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

        Plaintiffs timely noticed an appeal and filed their Appellants' Brief with the Ninth Circuit Court of Appeals on April 9, 2003. On July 2, 2003, the Company filed its Respondents' Brief and Cross-Appeal. The Cross-Appeal challenges the trial court's failure to assess whether the complaint complied with applicable pleadings standards. The matter was argued before the court on February 12, 2004. On February 2, 2005, the court reversed the dismissal and remanded the case back to the district court. Because it reversed the dismissal, it did not decide the Company's cross-appeal. The Company appealed the reversal by way of petition for rehearing to the Ninth Circuit Court of Appeals filed February 23, 2005. Among other issues appealed was the court's ruling on loss causation. On March 3, 2005, the Ninth Circuit deferred consideration on the petition for rehearing until the United States Supreme Court renders its opinion in another case involving the same loss causation issue. Given this deferral, the Company's intended appeal to the Supreme Court by way of writ of certiorari is in abeyance until the Ninth Circuit decides the petition for rehearing.

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

DICKSON V DAOU SYSTEMS, INC. ET AL

        On February 27, 2002, a Complaint was filed against certain of the Company's former officers and directors as well as DAOU On-Line, Inc. in the Superior Court of New Jersey located in Bergen County. A First Amended Complaint was filed on March 1, 2002, adding the Company and its former Chief Financial Officer as parties-defendant. The Company filed a Motion to Dismiss the First Amended Complaint on April 24, 2002. The Court conducted a hearing on June 7, 2002 and granted the motion. On July 23, 2002, plaintiffs filed a Notice of Appeal, but later abandoned their appeal in favor of refiling their lawsuit in San Diego County Superior Court. The parties stipulated to a stay of this lawsuit and submission of the matter to arbitration before the American Arbitration Association. The court approved that stipulation and stayed all proceedings by order dated July 22, 2003. On October 6, 2003, plaintiffs filed a Statement of Claim with the American Arbitration Association, the gravaman of which is the same as the former complaint filed in Bergen County, New Jersey and San Diego County Superior Court. The Statement of Claim alleges compensatory damages in the amount of $1,094,600 and also prays for punitive damages as well as attorneys' fees and costs. On December 3, 2003, the Company filed an answer to the Statement of Claim, generally denying the allegations and alleging certain affirmative defenses. All parties agreed to the appointment of Peter Shenas as the arbitrator. A preliminary hearing was conducted on February 3, 2004, during which the parties agreed to the scope of written and oral discovery and how the arbitration would proceed.

        The Company and certain of the Company's former officers and directors entered into a Settlement Agreement And Mutual General Release Of All Claims with Steven C. Dickson and Mary B. Dickson on October 29, 2004. The Parties voluntarily elected to settle the litigation entitled Steven C. Dickson v. Daou Systems, Inc., et al.; the arbitration entitled Steven C. Dickson v. Daou Systems, Inc, et al.; and a certain judgment lien in favor of Daou Systems, Inc. against Steven C. Dickson and any and all other claims or disputes arising out of any other contract, agreement or business dealings of any kind between the Parties. The settlement did not have a material impact to the 2004 financial results.

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

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2004
Net revenue	$8,838	$6,643	$5,631	$5,995
Gross profit	1,716	1,755	1,118	2,039
Net loss available to common stockholders	(1,275)	(1,323)	(1,764)	(44	)*
Net loss available to common stockholders per common share:
Basic	(0.06)	(0.06)	(0.08)	—
Diluted	(0.06)	(0.06)	(0.08)	—

2003
Net revenue	$11,217	$11,202	$10,127	$9,615
Gross profit	3,522	4,113	3,113	2,653
Net income available to common stockholders	376	556	331	35
Net income available to common stockholders per common share:
Basic	0.02	0.03	0.02	—
Diluted	0.02	0.02	0.01	—

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

14.    Subsequent Event

        On August 11, 2005, the Company announced that it had reached a definitive agreement for the acquisition of all the preferred and common stock of Daou by Proxicom, Inc., a portfolio company of Gores Technology Group, LLC. The transaction has an aggregate value of approximately $21.6 million, less applicable transaction related expenses. Subject to certain potential pre-closing balance sheet adjustments, each outstanding share of Daou common stock will receive cash equal to approximately $0.305 per share. The holders of Daou's Series A-1 Preferred Stock will receive an aggregate of $12.2 million in cash. The consummation of the transaction is subject to the approval of Daou's stockholders and other customary conditions. Either party may terminate the agreement in the event that the common stock per share consideration is less than $0.27. The transaction is expected to close during the fourth quarter of 2005.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	COL. B	COL. C		COL. D	COL. E
COL. A
			Charged to Other Accounts Describe
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Write-offs	Balance at End of Period
Year Ended December 31,2004:
Allowance for doubtful accounts	$789	$(405)	$—	$17	$367
Year Ended December 31, 2003:
Allowance for doubtful accounts	$732	$57	$—	$—	$789
Year Ended December 31, 2002:
Allowance for doubtful accounts	$715	$186	$—	$169	$732

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A: Controls and Procedures.

        The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(e). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of December 31, 2004, in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's disclosure controls or internal controls over financial reporting during the fourth quarter of 2004.

        As discussed in Note 8, a routine review by the SEC staff of our original Form 10-K for the year ended December 31, 2004 resulted in management evaluating the Company's accounting for the Series A-1 Preferred Stock that was issued in July 1999. Based on guidance from several technical pronouncements and consultations with the Company's independent registered public accounting firm, the Company concluded on July 13, 2005 that the Series A-1 Preferred Stock should be classified as a component of mezzanine equity and not a component of permanent equity on the Company's balance sheet and that the Company should restate its previously issued financial statements. On July 18, 2005, the Audit Committee of the Company's Board of Directors, in consultation with management and the Company's independent registered public accounting firm, confirmed management's conclusion that a restatement of the previously issued financial statements was required. The restatement primarily includes a reclassification of Preferred Stock between permanent equity and mezzanine equity on the balance sheet and will have no impact on the Company's historical or future income statements or cash flows. Additionally, the Company had previously disclosed the material terms of its preferred stock in its SEC filings. As such the Company believes that the conclusion to reclassify the preferred stock does not reflect a weakness in the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(e). The Company will continue to monitor our internal controls and, if further improvements or enhancements are identified, the Company will take the necessary steps to implement such improvements or enhancements.

        Disclosure controls and procedures are designed to ensure information required to be disclosed in reports filed with the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed,

summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

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

(4)
Member of the Audit Committee.

(5)
Member of the Compensation Committee.

(6)
Member of the Nominating Committee.

        Mr. Roach has served as Chief Executive Officer and President of the Company since July 19, 2004, and as a director of the Company since June 2001. He served as the Company's Executive Vice President from January 2003 through July 2004. Mr. Roach also served as President of the Company's Application Services business from January 2001 through January 2003 and as a director and President of DAOU-TMI, Inc., a subsidiary of the Company, from June 1998 through December 2000. He holds a B.A. from Wabash College.

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

        Mr. Cox has been a Director of the Company since June 2, 2004. Since 1998, Mr. Cox has been Executive Vice President and Chief Financial Officer of Opinion Research Corporation. He is responsible for the worldwide financial functions of this NASDAQ-listed professional services company with revenues of $195 million. From 1988 to 1998, he was the Senior Vice President and Chief Financial Officer of Atofina Chemicals, Inc. (formerly Pennwalt Corporation, a NYSE listed company) a U.S.-based multinational chemical company operating in 14 countries with revenues of $1.8 billion. Mr. Cox has served as a Director of industry and community organizations. He holds both a B.S. and a master's degree in business administration from the Wharton School of Business, University of Pennsylvania.

        Dr. Radin has been a Director of the Company since June 2, 2004. Dr. Radin has been an Adjunct Professor at Boston College since 2003 teaching graduate courses in Corporate Governance, Management and Organizational Behavior and, since 2002 has been an Affiliate of the Boston College Business Institute. From 1996 to 2002, he was a Doctoral Candidate in Board Governance at Boston College, after having served as President of Investor Services Group (ISG), First Data Corporation from 1992 to 1995 and President of Shareholder Services for American Express Information Services from 1989 to 1992. Dr. Radin worked at The Boston Company/Shearson Lehman Brothers from 1983 to 1989, first as the Senior Vice President of Operations for the Mutual Fund Division and then as the Executive Vice President of the Transfer Agent Division. He holds a B.S. in Accounting from Northeastern University, a master's degree in business administration from Babson College and a Ph.D. from Boston College.

        Mr. Wesson has been a Director of the Company since October 26, 2004. Mr. Wesson has been with Galen Associates since joining them in 1991 after serving as a Managing Director in the Corporate Finance Division at Smith Barney, where he worked for over 23 years. Mr. Wesson joined Smith Barney in 1967, and in 1976 was promoted to Managing Director, and four years later was elevated to Senior Vice President and Managing Director. During his tenure at Smith Barney, Mr. Wesson directed the Major Account Group and was Senior Managing Director in charge of the East Coast Region. Mr. Wesson was also Chairman of the Valuation and Opinion Committee for Corporate Finance. In this capacity, he was ultimately responsible for all of the valuations and opinions given by Smith Barney. He currently serves on the Boards of Qmed, Inc. as Chairman, and Crompton Corporation, Encore Medical, Inc., Acura Pharmaceuticals, Inc., and several privately held companies as a member. He formerly served on the Board of CryoLife, Inc., a publicly traded Galen I portfolio company. Mr. Wesson serves on the Board of Trustees of Colgate University and is a past President of The Colgate University Alumni Corporation Board of Directors. He also serves as Vice Chairman of the Board of Trustees and Chairman of the Investment Committee of the Overlook Hospital Foundation. Mr. Wesson holds a Bachelor of Arts from Colgate University and a master's degree in business administration from Columbia University.

Executive Officers

        The following table identifies the executive officers of the Company, their age and the positions which they hold.

Name	Age	Position
Vincent K. Roach	61	Chief Executive Officer, President and Director
John A. Roberts	46	Chief Financial Officer and Secretary

        Mr. Roach has served as Chief Executive Officer and President of the Company since July 19, 2004. Please see "Directors" on page 54 for Mr. Roach's biography.

        Mr. Roberts was named Chief Financial Officer of Daou Systems, Inc. in December, 2003. Joining the Company as the Acting CFO in June 2003, Mr. Roberts was also a partner with the Philadelphia Office of Tatum Partners LLC. Prior to joining Tatum Partners, he served from 2001 to 2002 as the Vice President of Business Development for MEDecision, Inc., a software products company providing medical management solutions for managed care organizations. From 1999 to 2001, Mr. Roberts held the position of Senior Vice President of Corporate Development and Chief Financial Officer for HealthOnline, Inc., a provider of web-based community and provider portal and hosting services. From 1995 to 1999, Mr. Roberts was the Chief Financial Officer for the Center for Health Information, a wholly owned subsidiary of PharMerica, Inc., a pharmaceutical services company focused in long term care. Mr. Roberts earned a Bachelor of Science and a master's degree in business administration from the University of Maine.

Audit Committee Financial Expert

        The Board of Directors has determined that Douglas L. Cox, an independent director serving as the Chairman of the Audit Committee, is qualified and designated as the "audit committee financial expert" as defined in regulations of the Securities and Exchange Commission (the "SEC") under the Sarbanes-Oxley Act of 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file initial reports of ownership and reports of change of ownership with the SEC. Executive officers and directors and holders of more than 10% of any class of equity securities of the Company are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of copies of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2004 and Form 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 2004, all executive officers, directors and 10% holders were in compliance.

Code of Ethics

        The Company's Board of Directors has adopted a Code of Business Conduct and Ethics for all Company directors, officers and employees. The Code of Business Conduct and Ethics is posted on the Company's website (www.daou.com). This document is also available in print to any person who requests it. Requests should be sent to Investor Relations at Daou Systems, Inc., 412 Creamery Way, Suite 300, Exton, PA 19341. The Company intends to post all amendments to and waivers from provisions of the Code of Business Conduct and Ethics that apply to the Company's executive officers on its website to satisfy the disclosure requirements of Item 5.05 of Form 8-K.

Item 11: Executive Compensation.

Summary Compensation Table

        The following table shows for the three (3) years ended December 31, 2004 the cash and other compensation awarded to, earned by or paid to (i) the Company's Chief Executive Officer during 2004, and (ii) each of the executive officers (other than the Chief Executive Officer) who were serving as executive officers at the end of 2004 (collectively, the "Named Executive Officers"):

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards
Name and Principal Position	Year	Salary	Bonus		Securities Underlying Options/SARs	All Other Compensation
Vincent K. Roach(1)	2004	639,888	110,112	(2)	—	444,000(3)
Chief Executive Officer and President	2003	240,000	970,931		—	7,200(4)
	2002	240,000	1,083,984		—	1,650(4)
John A. Roberts	2004	200,000	41,961		—	—
Chief Financial Officer and Secretary	2003	85,610	50,000		—	—
	2002	—	—		—	—
Daniel J Malcolm(8)	2004	162,000	—		—	171,562(5)
Chief Executive Officer and President	2003	300,000	100,000		250,000	18,174(6)
	2002	240,000	85,000		—	5,275(7)

(1)
Mr. Roach was appointed Chief Executive Officer and President of the Company on July 19, 2004.

(2)
Mr. Roach's bonus compensation is determined according to his employment agreement with the Company, the terms of which are disclosed on page 58.

(3)
Mr. Roach was paid additional compensation as part of a covenant not to compete agreement entered into with the Company in connection with his employment agreement, the terms of which are disclosed on page 58.

(4)
Contributions made by the Company under its 401(k) plan.

(5)
Severance payment pursuant to Mr. Malcolm's separation agreement with the Company, as disclosed on page 59, and accrued but unused vacation pay of $33,562.

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

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at December 31, 2004 (Exercisable/ Unexercisable)	Value of Unexercised In-the-Money Options at December 31, 2004 (Exercisable/ Unexercisable)
Daniel J. Malcolm	—	—	811,111/288,889	$0/$0
Vincent K. Roach	—	—	0/0	$0/$0
John A. Roberts	—	—	0/0	$0/$0

Director Compensation

        During the Company's 2004 fiscal year, members of the Board were paid according to the following schedule: $1,250 for all Board or committee meetings attended in person, $1,000 for participation on Audit Committee conference calls and $500 for participation on other conference calls. In addition, the Board approved an annual retainer for each Board member as follows: $3,000 for each Board member and $15,000 each for the Chairman of the Board and the audit committee chair. In addition, as consideration for serving on the Board, the Company from time to time grants to each outside director options to purchase shares of Common Stock, in each case vesting over three years from the date of issuance. The Board awarded 100,000 stock options to each of Mr. Blumenthal, Mr. Cox and Mr. Radin. The Board members are reimbursed for actual out-of-pocket expenses associated with attending Board meetings, according to the Company's expense reimbursement policy consistent with officers and employees of the Company. On December 2, 2004, the Board voted to modify the fees paid to independent directors, effective January 1, 2005, to an annual retainer of $25,000, payable quarterly in arrears. In addition, the Chairman of the Board will receive a $15,000 annual retainer as compensation for his duties as Chairman of the Board; the Chairman of the Audit Committee will receive a $10,000 annual retainer as compensation for his duties as Chairman of the Audit Committee; the Chairman of the Compensation Committee will receive a $5,000 annual retainer as compensation for his duties as Chairman of the Compensation Committee; and the Chairman of the Nominating Committee will receive a $5,000 annual retainer as compensation for his duties as Chairman of the Nominating Committee, all payable quarterly in arrears. The Company may elect to change the cash compensation amounts or grant additional options to directors in the future.

Employment and Other Agreements

        Vincent K. Roach.    The Company entered into a new employment agreement with Mr. Roach on August 13, 2004, which provides for base salary through December 31, 2004 at the annualized rate of $750,000, less compensation already paid for calendar year 2004. Mr. Roach was also paid an additional $444,000 in bi-weekly installments through December 31, 2004 in connection with expanded post-employment non-compete arrangements. Pursuant to the new employment agreement, commencing January 1, 2005, Mr. Roach will be paid an annualized base salary of $300,000, and certain health and welfare and other benefits. The Board of Directors, in its sole discretion, may pay Mr. Roach a discretionary bonus in an amount to be determined by the Board of Directors from time to time. Mr. Roach will also be eligible to earn retention bonuses if the Company completes a strategic transaction while Mr. Roach is President and Chief Executive Officer. The amount of each retention bonus would be based upon the nature of the transaction and the amount of proceeds received by the Company or its shareholders in each transaction and could range from 5% of the amount of proceeds received by the Company or its shareholders in the transaction up to a cumulative maximum of $2,500,000. In the event that Mr. Roach's employment with the Company terminates without cause or for good reason, or if a calendar year ends prior to the closing of a transaction, the Board of Directors, in its sole discretion, may pay Mr. Roach a discretionary bonus in an amount to be determined by the Board of Directors.

        The Company may terminate Mr. Roach's employment at any time for cause or because of Mr. Roach's death or disability, provided that the Company will pay Mr. Roach or his estate within thirty days after the effective date of termination his base salary and any retention bonus earned through the date of termination. In the event the Company terminates Mr. Roach's employment for a reason other than cause, death or disability or Mr. Roach terminates his employment for good reason, Mr. Roach will receive any earned retention bonus and a severance payment of $300,000, unless Mr. Roach has already received retention bonuses aggregating at least $300,000. Payments under these provisions are subject to Mr. Roach executing a release of all claims in favor of the Company.

        John A. Roberts.    Effective March 9, 2005, the Company entered into an employment agreement with Mr. Roberts. Pursuant to the agreement, in addition to his annual salary of $200,000, Mr. Roberts receives certain health and welfare and other benefits. Mr. Roberts will also be eligible to earn retention bonuses if the Company completes one or more strategic transactions while Mr. Roberts is Vice President and Chief Financial Officer. The amount of each retention bonus would be based upon the nature of the transaction and the amount of proceeds received by the Company or its shareholders in each transaction. The bonus amount could range from 1% of the amount of gross proceeds received by the Company or its shareholders in the transaction up to a cumulative maximum of $250,000. In the event that Mr. Roberts' employment with the Company terminates without cause or for good reason, or if a calendar year ends prior to the closing of a transaction, the Company may pay Mr. Roberts a discretionary bonus in an amount to be determined by the Chief Executive Officer, subject to the approval of the Compensation Committee of the Board of Directors. The Company may terminate Mr. Roberts employment at any time for cause or because of Mr. Roberts' death or disability, provided that the Company will pay Mr. Roberts or his estate within thirty days after the effective date of termination his base salary and any retention bonus earned through the date of termination. In the event the Company terminates Mr. Roberts' employment for a reason other than cause, death or disability or if Mr. Roberts terminates his employment for good reason prior to June 30, 2006, Mr. Roberts will receive any earned retention bonus and a severance payment of $100,000. Payments under these provisions are subject to Mr. Roberts executing a release of all claims in favor of the Company. The agreement requires Mr. Roberts to refrain from competing with the Company and soliciting the Company's customers or employees during his employment and for 12 months following termination.

        Daniel J. Malcolm.    Effective July 24, 2001, the Company entered into an employment agreement with Daniel J. Malcolm and was amended on February 10, 2003 to adjust for his services as the Company's Chief Executive Officer and President. Under the amended agreement, Mr. Malcolm received an annual base salary of $300,000 and a bonus at the discretion of the Board in accordance with the Company's Incentive Compensation Plan for senior management.

        On July 19, 2004 ("Separation Date"), the Company entered into a separation and release agreement with Mr. Malcolm. Under the agreement, Mr. Malcolm is eligible to receive $300,000 as post-employment severance. Severance is paid to Mr. Malcolm on a bi-monthly basis beginning on July 31, 2004 and continuing for twelve months following the Separation Date. In the event of a change in control of the Company during the twelve month period following the Separation Date, payment of any outstanding portion of the severance will be paid in a lump sum within five (5) business days following the effective date of the change in control.

Compensation Committee Interlocks and Insider Participation

        During fiscal year 2004, Larry R. Ferguson, Robert F. Radin, Bruce R. Wesson, and David W. Jahns served as members of the Compensation Committee of the Company's Board of Directors. No member of the Compensation Committee is or has been an officer or employee of the Company. No current executive officer of the Company has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any other entity that has one or more executive officers serving as a director of the Company or as a member of its Compensation Committee.

Item 12: Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth certain information regarding beneficial ownership of the Common Stock as of April 20, 2005 by:

  •
  each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock;

  •
  each director of the Company;

  •
  the Company's Chief Executive Officer during 2004;

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

	Shares Beneficially Owned(1)
Name and Address of Beneficial Owner(1)
	Number	Percent
Galen Partners III, L.P.(2)	6,962,510	24.0%
Bruce R. Wesson(3)	7,188,082	24.8
Vincent K. Roach	3,199,527	11.0
Richard A. Blumenthal(4)	19,444	0.1
Douglas L. Cox(4)	27,777	0.1
Larry R. Ferguson(4)	86,111	0.3
Daniel J. Malcolm(6)	822,222	2.8
Robert F. Radin(4)	27,777	0.1
James T. Roberto(5)	1,543,400	5.3
John A. Roberts	—	—
All directors and executive officers as a group (7 persons)(7)	10,548,718	35.4%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. "Shares Beneficially Owned" includes shares of Common Stock subject to options or warrants exercisable within 60 days of April 20, 2005 as well as shares issuable upon the conversion of Series A Preferred Stock. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire those shares are treated as outstanding only for purposes of determining the number and percent of shares of common stock owned by such person or group.

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

•
3,540,000 shares of Common Stock issuable upon exercise of warrants, with an expiration date of November 9, 2005, exercisable at $0.01 per share; and

•
1,157,481 shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock and payable as accrued dividends. See "Other Transactions" on page 62.

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

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plan Approved by Security Holders(1)	1,579,163	$2.13	2,685,731
Equity Compensation Plans Not Approved by Security Holders(2)	1,979,045	$.61	—

Total	3,558,208	$1.28	2,685,731

(1)
Represents the 1996 Stock Option Plan.

(2)
The Company has entered into individual arrangements outside of the equity plans with certain of its executive officers, directors and other parties providing for options to purchase Company common stock.

Item 15:    Certain Relationships and Related Transactions.

  Loans

        Pursuant to the Sarbanes-Oxley Act of 2002 (the "Act"), the Company will no longer extend credit, or renew an extension of credit, directly or indirectly, to or for executive officers or directors, except for loans in place when the relevant provisions of the Act became effective, and for other permissible exceptions as provided by the Act.

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

  Other Transactions

        As previously disclosed, in July 1999 we issued 2,181,818 shares of Series A-1 Redeemable Preferred Stock to Galen Partners and their affiliates for an aggregate amount of $12 million or $5.50 per share. Holders are initially entitled to receive cumulative dividends at the rate of six percent per annum, generally payable in the form of shares of Series A-1 Preferred Stock until July 26, 2001. The dividend rate increased to 7% on July 26, 2001, to 8% on July 26, 2002, to 9% on July 26, 2003, to 10% on July 26, 2004 and will continue to increase an additional 1% on July 26 of each year up to a maximum of 12%. No cash dividends may be paid on the common stock unless full dividends on the Series A-1 Preferred Stock for the then current dividend period have been either paid or declared with a sum sufficient for the payment set apart.

        The holders of the Series A-1 Convertible Preferred Stock vote on an as converted to common stock basis with the holders of common stock. The Series A-1 Preferred stockholders also have a liquidation preference of $5.50 per Series A-1 share, plus any accrued but unpaid dividends. At the option of the holders, shares of the Series A-1 Preferred Stock can be converted into shares of common stock at any time, subject to certain antidilution adjustments. We are required to make a best efforts attempt to secure one Board of Director seat for a representative of the holders of Series A-1 Preferred Stock. The holders of Series A-1 Preferred Stock also obtained certain redemption rights as part of the original financing transaction in July 1999. They have since permanently waived those rights as described below.

        As of December 31, 2004, Daou had accrued but undeclared preferred stock dividends of approximately $5.8 million (payable in kind by the issuance of approximately 1.1 million shares of

Series A-1 Preferred Stock), thereby entitling the holders of the Series A-1 Preferred Stock to a total liquidation preference of approximately $17.8 million.

        On November 9, 2000, as a consequence of the resignation of Larry Grandia, Daou's former President and Chief Executive Officer, holders of the Series A-1 Preferred Stock had the right to cause the redemption of their Series A-1 Preferred Stock for approximately $12.9 million. We entered into an agreement with the holders of the Series A-1 Preferred Stock under which the holders of the Series A-1 Preferred Stock permanently waived their redemption rights in return for $2.0 million in cash and warrants to purchase 3,540,000 shares of our common stock exercisable at $0.01 per share. The warrants expire on November 9, 2005, and the common stock for which the warrants may be exercised is subject to demand registration rights. The total consideration for this transaction was valued at approximately $4.1 million and for financial reporting purposes was recorded as a one-time dividend in the fourth quarter of 2000.

        Additional information regarding the accounting for this Series A-1 Preferred Stock is contained in Note 8 of the Notes to Financial Statements.

Item 16:    Principal Accountant Fees and Services.

        Audit Fees.    The aggregate fees billed for professional services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements for 2004 and 2003 and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2004 and 2003 totaled approximately $209,000 and $190,000, respectively.

        Audit Related Fees.    None.

        Tax Fees.    The aggregate fees billed for tax compliance, tax advice and tax planning rendered by Ernst & Young LLP during 2003 totaled approximately $51,000.

        All Other Fees.    The aggregate fees billed for professional services rendered by Ernst & Young LLP for other services not included above for 2003 was $2,000. The services rendered in 2003 related to the review of certain of the Company's contracts.

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

PART IV

Item 17:    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

Date: August 12, 2005

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

Signature	Title	Date
/s/ VINCENT K. ROACH Vincent K. Roach	Director, President and Chief Executive Officer	August 12, 2005
/s/ LARRY R. FERGUSON Larry R. Ferguson	Chairman of the Board	August 12, 2005
/s/ BRUCE R. WESSON Bruce R. Wesson	Director	August 12, 2005
/s/ DOUGLAS L. COX Douglas L. Cox	Director	August 12, 2005
/s/ RICHARD A. BLUMENTHAL Richard A. Blumenthal	Director	August 12, 2005
/s/ ROBERT F. RADIN Robert F. Radin	Director	August 12, 2005

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	—	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	—	Bylaws of the Registrant.
4.1	—	Reference is made to Exhibits 3.1 and 3.2.
4.2(1)	—	Specimen stock certificate.
4.3(3)	—	Certificate of Designations of the Registrant, as filed with the Secretary of State of the State of Delaware on July 23, 1999
4.4(4)	—
Amended and Restated Registration Rights Agreement, dated as of November 9, 2000, by and between the Registrant, Galen Partners III, L.P., a Delaware limited partnership ("Galen III"), Galen Partners International III, L.P., a Delaware limited partnership ("Galen International"), and Galen Employee Fund III, L.P., a Delaware limited partnership ("Galen Employee Fund").
4.5(6)	—	Restricted Stock Purchase Agreement, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.
4.6(6)	—	Registration Rights Agreement, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.
4.7(7)	—	Registration Rights Agreement, dated June 1, 2001, by and between the Registrant and James T. Roberto.
4.8(*)	—	Certificate of Correction (amending the Certificate of Designations as filed with the Secretary of State of the State of Delaware on July 23, 1999)
10.1(1)	—	Form of Indemnification Agreement.
10.2(2)	—	Amendment No. 5 to Daou Systems, Inc. 1996 Stock Option Plan, as amended.
10.3(1)	—	Form of Incentive Stock Option Agreement under the 1996 Stock Option Plan.
10.4(1)	—	Form of Nonstatutory Stock Option Agreement under the 1996 Stock Option Plan.
10.5(*)	—	Form of Master Services Agreement.
10.6(3)	—	Voting Agreement, dated as of July 26, 1999, by and among the Registrant, Daniel J. Daou, Georges J. Daou, Galen III, Galen International and Galen Employee Fund.
10.7(3)	—	Series A Preferred Stock Purchase Agreement, dated as of July 26, 1999, by and among the Registrant, Galen III, Galen International and Galen Employee Fund.
10.8(6)	—	Employment Agreement, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.
10.9(11)	—	Amended and Restated Employment Agreement, dated August 13, 2004, by and between the Registrant and Vincent K. Roach.
10.10(6)	—	Secured Promissory Note, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.
10.11(6)	—	Stock Pledge Agreement, dated June 1, 2001, by and between the Registrant and Vincent K. Roach.

10.12(7)	—	Secured Promissory Note, dated June 1, 2001, by and between the Registrant and James T. Roberto.
10.13(7)	—	Stock Pledge Agreement, dated June 1, 2001, by and between the Registrant and James T. Roberto.
10.14(2)	—	Executive Stock Option Agreement, dated December 13, 2001, between the Registrant and Neil R. Cassidy.
10.15(2)	—	Executive Stock Option Agreement, dated December 13, 2001, between the Registrant and James T. Roberto.
10.16(2)	—	Executive Stock Option Agreement, dated November 6, 2001, between the Registrant and Daniel J. Malcolm.
10.17(8)	—	Executive Stock Option Agreement, dated May 17, 2002, by and between Registrant and Neil R. Cassidy.
10.18(8)	—
Form of Board of Director Stock Option Agreement, dated November 5, 2002, by and between Registrant and Kevin M. Fickenscher, David W. Jahns, and H. Lawrence Ross (25,000 options each), and November 6, 2002, by and between Registrant and Larry R. Ferguson (100,000 options).
10.19(8)	—	Separation Agreement and General Release, dated December 31, 2002, between the Registrant and Neil R. Cassidy.
10.20(8)	—	Separation Agreement and General Release, dated December 31, 2002, between the Registrant and James T. Roberto.
10.21(8)	—	Form of Indemnification Agreement.
10.22(9)	—	Executive Stock Option Agreement, dated February 10, 2003, between Registrant and Daniel J. Malcolm.
10.23(9)	—	Amendment No. 1 to Separation Agreement and General Release, dated effective March 31, 2003, between Registrant and Neil R. Cassidy.
10.24(10)	—	General Release, dated July 19, 2004, between Registrant and Daniel J. Malcolm.
10.25(12)	—	Employment Agreement, dated March 9, 2005, between Registrant and John A. Roberts.
23.1(*)	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1(*)	—	Certification of Vincent K. Roach
31.2(*)	—	Certification of John A. Roberts
32.1(*)	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(*)	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)
Filed herewith.

(1)
Incorporated by reference to the similarly described exhibit included with the Registrant's Registration Statement on Form SB2, File No. 333-18155, declared effective by the Commission on February 12, 1997.

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

(8)
Incorporated by reference to the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003.

(9)
Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Commission on August 14, 2003.

(10)
Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 11, 2004.

(11)
Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 12, 2004.

(12)
Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed with the Commission on March 11, 2005.

(13)
Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 8-K, filed with the Commission on July 18, 2005.

QuickLinks

EXPLANATORY NOTE
PART I
IN RE DAOU SYSTEMS SECURITIES LITIGATION
DICKSON V DAOU SYSTEMS, INC. ET AL
PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Daou Systems, Inc. Balance Sheets (In thousands, except for per share data)
Daou Systems, Inc. Statements of Operations (In thousands, except for per share data)
Daou Systems, Inc. Statements of Cash Flows (In thousands)
IN RE DAOU SYSTEMS SECURITIES LITIGATION
DICKSON V DAOU SYSTEMS, INC. ET AL
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In thousands)
PART III
Summary Compensation Table
  Item 15: Certain Relationships and Related Transactions.
  Item 16: Principal Accountant Fees and Services.
PART IV
  Item 17: Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
INDEX TO EXHIBITS