Form 10-Q/A
period 2005-03-31
DAOU SYSTEMS INC
filed 2005-08-12
CIK 1003989

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No.: 000-22073

Daou Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0284454 (I.R.S. Employer Identification No.)
412 Creamery Way, Suite 300 Exton, Pennsylvania (Address of principal executive offices)	19341 (Zip Code)
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

        The number of shares of Registrant's Common Stock, par value $.001 per share, outstanding as of April 29, 2005: 21,815,378.

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

        Based on the staff's comment, the Company reviewed the terms of the Series A-1 Preferred Stock and noted that in the event of an unsolicited tender offer that results in the Company's stockholders immediately prior to such transaction not holding at least 50% of the voting securities of the surviving entity, the holders of the Series A-1 Preferred Stock would be entitled to receive for each share of such stock an amount per share at least equal to Five Dollars and Fifty Cents ($5.50) plus any accrued but unpaid dividends. Because such a transaction could result in a cash liquidation of the Series A-1 Preferred Stock that is outside the control of the Company, management, in consultation with management and the Company's independent registered public accounting firm, concluded on July 13, 2005 that the Series A-1 Preferred Stock should be classified as a component of mezzanine equity and not a component of permanent equity on the Company's balance sheet and that the Company should restate its previously issued financial statements. On July 18, 2005, the Audit Committee of the Company's Board of Directors, in consultation with management and the Company's independent registered public accounting firm, confirmed management's conclusion that a restatement of the previously issued financial statements is required. The restatement is a reclassification of Preferred Stock between permanent equity and mezzanine equity on the balance sheet and has no impact on the Company's historical or future income statements or cash flows. In addition to this amended Form 10-Q for the three months ended March 31, 2005, the Company has also amended its Form 10-K for the years ended December 31, 2004 and 2003. The Company did not amend its Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to December 31, 2004.

        Pursuant to this Form 10-Q/A, Daou Systems, Inc. amends the following information previously included in the Form 10-Q filed on May 13, 2005:

  •
  Condensed Balance Sheets

  •
  Note 1—Basis of Presentation

  •
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

  •
  Other non-substantive edits to the initial submission.

Daou Systems, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Daou Systems, Inc.
Condensed Balance Sheets
(In thousands, except for per share data)

	March 31, 2005 (unaudited)	December 31, 2004
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$4,216	$5,932
Investments, available-for-sale	5,134	5,137
Accounts receivable, net of allowance for doubtful accounts of $357 and $367 at March 31, 2005 and December 31, 2004, respectively	6,882	5,218
Contract work in progress	565	190
Other current assets	416	571

Total current assets	17,213	17,048
Equipment, furniture and fixtures, net	860	885
Other assets	677	747

Total Assets	$18,750	$18,680

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and other accrued liabilities	$1,418	$1,708
Accrued salaries and benefits	1,205	1,814
Deferred revenue	1,663	489

Total current liabilities	4,286	4,011
Long-term liabilities	368	394
Commitments and contingencies	—	—
Redeemable preferred stock, $.001 par value. Authorized 3,520 shares; issued and outstanding 2,182 shares with a liquidation preference of $18,270 and $17,827, respectively, at March 31, 2005 and December 31, 2004, including accrued dividends	18,270	17,827
Stockholders' deficit:
Common stock, $.001 par value. Authorized 50,000 shares; issued and outstanding 21,815 shares at March 31, 2005 and December 31, 2004 and 1,292 shares held in treasury	22	22
Additional paid-in capital	39,721	39,721
Notes receivable from stockholders	(1,160)	(1,160)
Accumulated other comprehensive loss	(49)	(3)
Accumulated deficit	(42,708)	(42,132)

Total stockholders' deficit	(4,174)	(3,552)

Total Liabilities and Stockholders' Deficit	$18,750	$18,680

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

Loss per share:
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

Daou Systems, Inc.
Notes to Condensed Financial Statements
(unaudited)

1.    Basis of Presentation

        The unaudited condensed financial statements of Daou Systems, Inc. ("Daou" or the "Company") at March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position of the Company at March 31, 2005 and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004.

        The Company's public filings with the SEC from 1999 through 2004 reference an outstanding series of preferred stock referred to as "Series A Preferred Stock." This series of preferred stock was authorized and designated pursuant to a Certificate of Designations filed with the Delaware Secretary of State on July 23, 1999 (the Certificate of Designations was filed as Exhibit 4.1 to the Company's Form 8-K filed with the SEC on July 29, 1999). At that time, the Company sold shares of this new Series A Preferred Stock to certain investors. However, the Company recently discovered that a previously outstanding series of preferred stock, also referred to as "Series A Preferred Stock," which was outstanding prior to the Company's initial public offering of its common stock in February 1997 and which was converted to common stock in the initial public offering, was never eliminated from the Company's Certificate of Incorporation. Because the earlier Series A Preferred Stock was never eliminated from the Company's Certificate of Incorporation, the new series of preferred stock issued in July 1999 should have been designated as Series A-1 Preferred Stock, not Series A Preferred Stock. This error was corrected by a Certificate of Correction filed with the Delaware Secretary of State on June 14, 2005.

        The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations will continue. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain balances in prior periods have been reclassified to conform with the current year's presentation.

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

        Based on the staff's comment, the Company reviewed the terms of the Series A-1 Preferred Stock and noted that in the event of an unsolicited tender offer that results in the Company's stockholders immediately prior to such transaction not holding at least 50% of the voting securities of the surviving entity, the holders of the Series A-1 Preferred Stock would be entitled to receive for each share of such stock an amount per share at least equal to Five Dollars and Fifty Cents ($5.50) plus any accrued but unpaid dividends. Because such a transaction could result in a cash liquidation of the Series A-1 Preferred Stock that is outside the control of the Company, management, in consultation with the Company's independent registered public accounting firm, concluded on July 13, 2005 that the Series A-1 Preferred Stock should be classified as a component of mezzanine equity and not a component of permanent equity on the Company's balance sheet and that the Company should restate its previously issued financial statements. On July 18, 2005, the Audit Committee of the Company's Board of Directors, in consultation with management and the Company's independent registered public accounting firm, confirmed management's conclusion that a restatement of the previously issued financial statements was required. The restatement is an adjustment of the Company's balance sheet and has no impact on the Company's historical or future statements of operations or cash flows.

        The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's amended Annual Report on Form 10-K/A Amendment No. 2 filed concurrently with this amended Form 10-Q/A with the Securities and Exchange Commission ("SEC").

2.    Recent Pronouncements

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement 123 (revised 2004), "Share Based Payment" (FAS 123R). FAS 123R supersedes APB 25, "Accounting for Stock Issued to Employees," and is effective for public companies at the beginning of the first interim or annual period that begins on January 1, 2006. FAS 123R requires that the fair value of equity based awards be recognized in the financial statements for new awards and previously granted awards that are not yet fully vested on the adoption date. The Company is currently evaluating the impact of adopting FAS 123R but does not expect a material impact.

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

4.    Loss Per Share

        The following table details the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share information)
Numerator:
Net loss	$(133)	$(911)
Preferred stock dividends	443	364

Numerator for basic and diluted loss per share—loss available to common stockholders	$(576)	$(1,275)

Denominator:
Weighted-average common shares outstanding	21,815	21,615
Weighted-average unvested common shares subject to repurchase agreements	—	(278)

Denominator for basic loss per share	21,815	21,337
Effect of dilutive securities:
Unvested common shares subject to repurchase agreements	—	—
Employee stock options	—	—
Warrants	—	—

Dilutive potential common shares	—	—

Denominator for diluted loss per share—adjusted weighted-average common shares and equivalents	21,815	21,337

Basic loss per share	$(0.03)	$(0.06)

Diluted loss per share	$(0.03)	$(0.06)

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

	Three Months Ended March 31,
	2005	2004
Net loss available to common shareholders before stock-based employee compensation	$(576)	$(1,275)
Deduct total stock-based employee compensation determined under the fair value method for all awards, net of tax	(46)	(60)

Pro forma net loss available to common shareholders	$(622)	$(1,335)

Loss per share:
Basic—as reported	$(0.03)	$(0.06)

Diluted—as reported	$(0.03)	$(0.06)

Basic—pro forma	$(0.03)	$(0.06)

Diluted—pro forma	$(0.03)	$(0.06)

        The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for option grants during the first quarter of 2004: risk-free interest rate of 3%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 82%; and a weighted-average expected life of the options of five years. No options were granted during the first quarter of 2005.

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

        As of March 31, 2005, the Company's remaining restructuring liability was $29,000 related to the closure of certain facilities. The future lease obligations relating to the closure of these facilities are payable through June 2005.

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

8.
Subsequent Event

        On August 10, 2005, the Company announced that it had reached a definitive agreement for the acquisition of all the preferred and common stock of Daou by Proxicom, Inc., a portfolio company of Gores Technology Group, LLC. The transaction has an aggregate value of approximately $21.6 million, less applicable transaction related expenses. Subject to certain potential pre-closing balance sheet adjustments, each outstanding share of Daou common stock will receive cash equal to approximately $0.305 per share. The holders of Daou's Series A-1 Preferred Stock will receive an aggregate of $12.2 million in cash. The consummation of the transaction is subject to the approval of Daou's stockholders and other customary conditions. Either party may terminate the agreement in the event that the common stock per share consideration is less than $0.27. The transaction is expected to close during the fourth quarter of 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of Daou Systems, Inc. You should not place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the word "estimate," "anticipate," "hope", "believe," "think", "expect," "intend", "plan" or similar expressions, and are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and certain assumptions and entail various risks and uncertainties, including risks and uncertainties relating to: the Company's ability to sell its services to existing and new customers; the long sales cycle in obtaining new customers and larger contracts; the timing and extent of employee training or the loss of key employees; industry spending patterns and market conditions; the reduction in size, delay in commencement or loss or termination of one or more significant projects; increased competition and the resulting pricing pressure; the Company's ability to continually offer services and products that meet its customers' demands, as new technologies or industry standards could render its services obsolete or unmarketable; the ability of the company to successfully execute strategies for realizing stockholder value; the effects of healthcare industry consolidation and changes in the healthcare regulatory environment on existing customer contracts; and the continued effect of our high costs associated with certain dividend rights of our preferred stockholders. In evaluating such statements, you should carefully review various risks and uncertainties identified in this report, including our Financial Statements and the related notes and in our other SEC filings, including those more fully set forth in the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of our amended Form 10-K/A Amendement No. 2 for the year ended December 31, 2004 on file with the SEC. These risks and uncertainties could cause our actual results to differ materially from those indicated in the forward-looking statements. We do not undertake any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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

Overview of the healthcare IT industry and material trends impacting the Company's results of operations

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

        We continue to provide some of our professional services on a fixed-fee basis. Revenue on fixed-fee contracts is recognized relative to the level of service performed based upon the amount of labor cost incurred on the project versus the total labor costs to perform the project. Our gross margin with respect to fixed fee contracts varies significantly depending on the percentage of such services consisting of the resale of third-party products (with respect to which we obtain a lower margin) versus professional services.

        We bill our customers for out-of-pocket expenses, primarily travel and related expenses incurred with respect to services provided to customers, and have adopted the provisions of the Emerging Issues Task Force ("EITF") Topic D-103, Income Statement Characterization of Reimbursements for "Out-of-Pocket" Expenses Incurred, issued in November 2001. EITF Topic D-103 states that reimbursements received for out of pocket expenses should be characterized as revenue on the income statement. The application of EITF Topic D-103 does not have an impact on current or previously reported net income (loss) or net income (loss) per share. We will continue to use net revenue (revenue before reimbursements) and cost of revenue before reimbursable expenses to compute percentage and margin calculations, as well as for purposes of comparing the results of operations for the three months ended March 31, 2005 to the three months ended March 31, 2004.

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

Income Taxes

        We have a history of losses, which, for income tax purposes, generated sizeable federal and state tax net operating loss ("NOL") carryforwards, at December 31, 2004, of approximately $32.0 million and approximately $10.9 million, respectively. The federal loss carryforwards will expire beginning 2018 through 2024, and the state loss carryforwards expire from 2004 through 2024, unless previously utilized. Pursuant to generally accepted accounting principles, we previously recorded a valuation allowance against the deferred tax asset associated with these NOL carryforwards as it is more likely than not that we will not be able to utilize the NOL carryforwards to offset future taxes. Due to the size of the NOL carryforwards in relation to our history of unprofitable operations, we have not recognized any of this net deferred tax asset. It is possible that we could be profitable in the future at levels which would cause us to conclude that it is more likely than not that we will be able to realize all or a portion of the NOL carryforwards. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then begin to provide for income taxes at a rate equal to our combined federal and state effective rates, which we believe would approximate 40%. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

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

        The Company's public filings with the SEC from 1999 through 2004 reference an outstanding series of preferred stock referred to as "Series A Preferred Stock." This series of preferred stock was authorized and designated pursuant to a Certificate of Designations filed with the Delaware Secretary of State on July 23, 1999 (the Certificate of Designations was filed as Exhibit 4.1 to the Company's Form 8-K filed with the SEC on July 29, 1999). At that time, the Company sold shares of this new Series A Preferred Stock to certain investors. However, the Company recently discovered that a previously outstanding series of preferred stock, also referred to as "Series A Preferred Stock," which was outstanding prior to the Company's initial public offering of its common stock in February 1997 and which was converted to common stock in the initial public offering, was never eliminated from the Company's Certificate of Incorporation. Because the earlier Series A Preferred Stock was never eliminated from the Company's Certificate of Incorporation, the new series of preferred stock issued in July 1999 should have been designated as Series A-1 Preferred Stock, not Series A Preferred Stock. This error was corrected by a Certificate of Correction filed with the Delaware Secretary of State on June 14, 2005.

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

        As of March 31, 2005, we have accrued but undeclared preferred stock dividends of $6.3 million (payable in kind by the issuance of approximately 1,139,538 shares of Series A-1 Preferred Stock), thereby entitling the holders of the Series A-1 Preferred Stock to a total liquidation preference of $18.3 million.

        As a result of the routine review of the Company's Form 10-K for the year ended December 31, 2004 by the staff of the SEC, the Company examined the classification on its balance sheet of its Series A-1 Preferred Stock. The Company had classified this amount as a component of stockholders' equity in its financial statements for the years ended December 31, 2004, 2003 and 2002 filed in its 2004 Form 10-K/A with the SEC.

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

  •
  persuasive evidence of an arrangement,

  •
  services have been delivered,

  •
  price is fixed and determinable, and

  •
  collectibility is reasonably assured.

        We record revenue from the following types of transactions: i) services performed on an hourly basis, ii) services performed on a fixed fee basis and iii) sales of material and maintenance contracts. In general, Daou enters into contracts with customers to provide services at a specified fee or rate per hour. Revenue from professional services contracts is recognized on an hourly basis as work is performed. Contract revenue for the development and implementation of network solutions under fixed-fee contracts is recognized under a proportionate performance method by determining the level of service performed based upon the amount of labor incurred on the project versus the total labor costs to perform the project as this is the most readily reliable measure of output (i.e. the amount of the installation complete as of any date) for an installation project. Our policy for recording a provision for a loss on a fixed fee contract would be made during the period when the loss becomes probable and can be reasonably estimated. There were no contract losses recognized in the three months ended March 31, 2005 and 2004. Revenue from technical support, network management and help desk services is recognized on a pro-rata basis over the performance period. Revenue from the sale of material or goods is recognized upon transfer of title as long as the four elements of revenue recognition discussed above are met.

        We were engaged in approximately five (5) outsourcing contracts in 2002, four (4) in 2003 and one (1) in the first quarter of 2004. All contracts had expired by the end of the first quarter 2004. Daou hired client employees at the inception of one of the five outsourcing contracts that was initiated on January 23, 1998. Daou's revenue recognition policy on outsourcing contracts is to recognize revenue ratably over the period that these services are provided. One of these contracts provided contingency payments (risk/reward) based on meeting service level criteria each month. Daou's policy on recognizing revenue for these contingency payments was to record the revenue in the period which the contingency was resolved. The contingency revenue was less than 1% of the total revenue earned on this contract.

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

Litigation

        We are currently involved in legal proceedings regarding stockholder litigation and other general legal proceedings. As discussed in Note 7 of our financial statements, we believe that the lawsuits are without merit and intend to defend against them vigorously. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse effect on our financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

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

ITEM 4. CONTROLS AND PROCEDURES

        The Company evaluates, under the supervision and with the participation of the Company's management including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of March 31, 2005, in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's disclosure controls or internal controls over financial reporting during the first quarter of 2005.

        As discussed in Note 1, a routine review by the SEC staff of our original Form 10-K for the year ended December 31, 2004 resulted in management evaluating the Company's accounting for the Series A-1 Preferred Stock that was issued in July 1999. Based on guidance from several technical pronouncements and consultations with the Company's independent registered public accounting firm, the Company concluded on July 13, 2005 that the Series A-1 Preferred Stock should be classified as a component of mezzanine equity and not a component of permanent equity on the Company's balance sheet and that the Company should restate its previously issued financial statements. On July 18, 2005, the Audit Committee of the Company's Board of Directors, in consultation with management and the Company's independent registered public accounting firm, confirmed management's conclusion that a restatement of the previously issued financial statements was required. The restatement primarily includes a reclassification of Preferred Stock between permanent equity and mezzanine equity on the balance sheet and will have no impact on the Company's historical or future income statements or cash flows. Additionally, the Company had previously disclosed the material terms of its preferred stock in its SEC filings. As such the Company believes that the conclusion to reclassify the preferred stock does not reflect a weakness in the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(e). The Company will continue to monitor its internal controls and, if further improvements or enhancements are identified, the Company will take the necessary steps to implement such improvements or enhancements.

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

        Plaintiffs timely noticed an appeal and filed their Appellants' Brief with the Ninth Circuit Court of Appeals on April 9, 2003. On July, 2003, the Company filed its Respondents' Brief and Cross-Appeal. The Cross-Appeal challenges the trial court's failure to assess whether the complaint complied with applicable pleadings standards. The matter was argued before the court on February 12, 2004. On February 2, 2005, the court reversed the dismissal and remanded the case back to the district court. Because it reversed the dismissal, it did not decide the Company's cross-appeal. The Company appealed the reversal by way of petition for rehearing to the Ninth Circuit Court of Appeals filed February 23, 2005. Among other issues appealed was the court's ruling on loss causation. On March 3, 2005, the Ninth Circuit deferred consideration on the petition for rehearing until the United States Supreme Court renders its opinion in another case involving the same loss causation issue. Given this deferral, the Company's intended appeal to the Supreme Court by way of writ of certiorari is in abeyance until the Ninth Circuit decides the petition for rehearing.

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
Certification of John A. Roberts required by Rule 13a-14(b) or Rule 15a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

23

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
John A. Roberts
Chief Financial Officer and Secretary (principal financial and accounting officer)

QuickLinks

EXPLANATORY NOTE
Daou Systems, Inc.
Index to Form 10-Q
  PART I. FINANCIAL INFORMATION
  ITEM 1. CONDENSED FINANCIAL STATEMENTS
Daou Systems, Inc. Condensed Balance Sheets (In thousands, except for per share data)
Daou Systems, Inc. Condensed Statements of Operations (In thousands, except for per share data) (unaudited)
Daou Systems, Inc. Condensed Statements of Cash Flows (In thousands) (unaudited)
Daou Systems, Inc. Notes to Condensed Financial Statements (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES