Form 10-Q
period 2005-06-30
DAOU SYSTEMS INC
filed 2005-08-12
CIK 1003989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of Registrant’s Common Stock, par value $.001 per share, outstanding as of July 30, 2005: 21,815,378

Daou Systems, Inc.

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

Daou Systems, Inc.

Condensed Balance Sheets

(In thousands, except for per share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,297	$5,932
Investments, available-for-sale	5,172	5,137
Accounts receivable, net of allowance for doubtful accounts of $337 and $367 at June 30, 2005 and December 31, 2004, respectively	6,793	5,218
Contract work in progress	494	190
Other current assets	514	571
Total current assets	17,270	17,048

Equipment, furniture and fixtures, net	782	885
Other assets	579	747
Total Assets	$18,631	$18,680

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and other accrued liabilities	$1,462	$1,708
Accrued salaries and benefits	1,478	1,814
Deferred revenue	523	489
Total current liabilities	3,463	4,011

Long-term liabilities	364	394

Commitments and contingencies	—	—

Redeemable preferred stock, $.001 par value. Authorized 3,520 shares; issued and outstanding 2,182 shares with a liquidation preference of $18,718 and $17,827, respectively, at June 30, 2005 and December 31, 2004, including accrued dividends	18,718	17,827

Stockholders’ deficit:

Common stock, $.001 par value. Authorized 50,000 shares; issued and outstanding 21,815 shares at June 30, 2005 and December 31, 2004 and 1,292 shares held in treasury	22	22
Additional paid-in capital	39,721	39,721
Notes receivable from stockholders	(1,160)	(1,160)
Accumulated other comprehensive loss	(62)	(3)
Accumulated deficit	(42,435)	(42,132)
Total stockholders’ deficit	(3,914)	(3,552)
Total Liabilities and Stockholders’ Deficit	$18,631	$18,680

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.

Condensed Statements of Operations

(In thousands, except for per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue before reimbursements (net revenue)	$7,436	$6,643	$13,709	$15,481
Out-of-pocket reimbursements	577	595	764	1,304
Total revenue	8,013	7,238	14,473	16,785

Cost of revenue before reimbursable expenses	5,205	4,888	9,811	12,010
Out-of-pocket reimbursable expenses	577	595	764	1,304
Total cost of revenue	5,782	5,483	10,575	13,314
Gross profit	2,231	1,755	3,898	3,471

Operating expenses:
Sales and marketing	449	810	1,063	1,967
General and administrative	1,190	1,944	2,516	3,457

	1,639	2,754	3,579	5,424
Income (loss) from operations	592	(999)	319	(1,953)
Other income, net	129	45	269	88

Net income (loss)	721	(954)	588	(1,865)
Accrued dividends on preferred stock	(448)	(369)	(891)	(733)
Net income (loss) available to common stockholders	$273	$(1,323)	$(303)	$(2,598)
Earnings (loss) per share:
Basic	$0.01	$(0.06)	$(0.01)	$(0.12)
Diluted	$0.01	$(0.06)	$(0.01)	$(0.12)

Shares used in computing earnings (loss) per share:

Basic	21,815	21,675	21,815	21,506
Diluted	25,850	21,675	21,815	21,506

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004

Operating activities
Net income (loss)	$588	$(1,865)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	252	310
Amortization of deferred compensation	—	40
Provision for uncollectible accounts	45	26
Non cash compensation charge	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,620)	1,971
Contract work in process	(304)	1,306
Other current assets	57	(112)
Accounts payable and accrued liabilities	(246)	(576)
Accrued salaries and benefits	(336)	(1,844)
Deferred revenue	34	(1,206)
Other	148	29
Net cash used in operating activities	(1,382)	(1,921)

Investing activities
Purchases of equipment, furniture and fixtures, net	(149)	(258)
Purchases of available-for-sale investments	(94)	—
Changes in other assets	(10)	27
Net cash used in investing activities	(253)	(231)

Financing activities
Proceeds from issuance of common stock	—	33
Net cash provided by financing activities	—	33

Decrease in cash and cash equivalents	(1,635)	(2,119)
Cash and cash equivalents at beginning of period	5,932	13,045
Cash and cash equivalents at end of period	$4,297	$10,926

See accompanying notes to the condensed financial statements.

Daou Systems, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Basis of Presentation

The unaudited condensed financial statements of Daou Systems, Inc. (“Daou” or the “Company”) at June 30, 2005 and for the three and six-month periods ended June 30, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements.  These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position of the Company at June 30, 2005 and the results of operations for the three and six-month periods ended June 30, 2005 and 2004.  The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.  The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations will continue.  The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, as amended (see below), but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Certain balances in prior periods have been reclassified to conform with the current year’s presentation.

The Company’s public filings with the SEC from 1999 through 2004 reference an outstanding series of preferred stock referred to as “Series A Preferred Stock.”  This series of preferred stock was authorized and designated pursuant to a Certificate of Designations filed with the Delaware Secretary of State on July 23, 1999 (the Certificate of Designations was filed as Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 29, 1999).  At that time, the Company sold shares of this new Series A Preferred Stock to certain investors.  However, the Company recently discovered that a previously outstanding series of preferred stock, also referred to as “Series A Preferred Stock,” which was outstanding prior to the Company’s initial public offering of its common stock in February 1997 and which was converted to common stock in the initial public offering, was never eliminated from the Company’s Certificate of Incorporation.  Because the earlier Series A Preferred Stock was never eliminated from the Company’s Certificate of Incorporation, the new series of preferred stock issued in July 1999 should have been designated as Series A-1 Preferred Stock, not Series A Preferred Stock.  This error was corrected by a Certificate of Correction filed with the Delaware Secretary of State on June 14, 2005.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s amended Annual Report on Form 10-K/A Amendment No. 2 filed with the Securities and Exchange Commission (“SEC”) on August 12, 2005.

2. Recent Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement 123 (revised 2004), “Share Based Payment” (FAS 123R). FAS 123R supersedes APB 25, “Accounting for Stock Issued to Employees,” and is effective for the Company on January 1, 2006.   FAS 123R requires that the fair value of equity based awards be recognized in the financial statements for new awards and previously granted awards that are not yet fully vested on the adoption date. The Company is currently evaluating the impact of adopting FAS 123R but does not expect a material impact.

3. Use of Estimates

The preparation of financial statements in conformity with accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in the accompanying notes of the financial statements.   The actual results could differ from those estimates.

4. Earnings (Loss) Per Share

The following table details the computation of basic and diluted earnings per share:

(In thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$721	$(954)	$588	$(1,865)
Preferred stock dividends	448	369	891	733
Numerator for basic and diluted loss per share – income (loss) available to common stockholders	$273	$(1,323)	$(303)	$(2,598)

Denominator:
Weighted-average common shares outstanding	21,815	21,744	21,815	21,680
Weighted-average unvested common shares subject to repurchase agreements	—	(69)	—	(174)
Denominator for basic loss per share	21,815	21,675	21,815	21,506

Effect of dilutive securities:
Unvested common shares subject to repurchase agreements	—	—	—	—
Employee stock options	659	—	—	—
Warrants	3,376	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted loss per share – adjusted weighted-average common shares and equivalents	25,850	21,675	21,815	21,506

Basic income (loss) per share	$0.01	$(0.06)	$(0.01)	$(0.12)
Diluted income (loss per) share	$0.01	$(0.06)	$(0.01)	$(0.12)

Options to purchase an additional 1,734,609 shares of common stock were outstanding during the three month period ended June 30, 2005 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. In addition, the Series A-1 Convertible Preferred Stock and accrued dividends were excluded from diluted earnings per share for the three- and six-month periods ended June 30, 2005 as the assumed conversion would be anti-dilutive.

5. Stock-Based Compensation

The Company has stock-based employee compensation plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123.  For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The following table illustrates the effect on net income (loss) available to common shareholders and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss) available to common shareholders before stock-based employee compensation	$273	$(1,323)	$(303)	$(2,598)
Deduct total stock-based employee compensation determined under the fair value method for all awards, net of tax	(46)	(50)	(92)	(110)
Pro forma net income (loss) available to common shareholders	$227	$(1,373)	$(395)	$(2,708)

Earnings (loss) per share:
Basic – as reported	$0.01	$(0.06)	$(0.01)	$(0.12)
Diluted – as reported	$0.01	$(0.06)	$(0.01)	$(0.12)

Basic – pro forma	$0.01	$(0.06)	$(0.02)	$(0.13)
Diluted – pro forma	$0.01	$(0.06)	$(0.02)	$(0.13)

The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for option grants during the first half of 2004: risk-free interest rate of 3%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 82%; and a weighted-average expected life of the options of five years. No options were granted during the first half of 2005.

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

As of June 30, 2005, the Company’s remaining restructuring liability was $33,000 related to the closure of certain facilities. The final lease obligations relating to the closure of these facilities will be settled in the third quarter of fiscal 2005.

7. Contingencies

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, four separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California.  A group of shareholders has been appointed the lead plaintiff in this federal litigation, and they filed a second amended consolidated class action complaint on January 21, 2000.  This new complaint realleges that the Company improperly used the “percentage-of-completion” accounting method for revenue recognition.  Claims are pleaded under both the 1933 Securities Act (relating to the Company’s initial public offering) and section 10(b) of the 1934 Securities Exchange Act.  The complaint was brought on behalf of a purported class of investors who purchased the Company’s Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts.

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

Plaintiffs timely noticed an appeal and filed their Appellants’ Brief with the Ninth Circuit Court of Appeals on April 9, 2003.  On July 2, 2003, the Company filed its Respondents’ Brief and Cross-Appeal.  The Cross-Appeal challenges the trial court’s failure to assess whether the complaint complied with applicable pleadings standards.  The matter was argued before the court on February 12, 2004.  On February 2, 2005, the court reversed the dismissal and remanded the case back to the district court. Because it reversed the dismissal, it did not decide the Company’s cross-appeal.  On February 23, 2005, the Company appealed the reversal by way of petition for rehearing to the same panel of the Ninth Circuit Court of Appeals that decided the appeal.  The panel issued its decision on June 21, 2005 denying the petition for rehearing.  As a result, the Company filed another petition for rehearing on July 5. 2005, this one directed to Ninth Circuit en banc.  No hearing date has been set and the plaintiffs have yet to oppose.  If the Court does not grant relief, the Company intends to appeal to the Supreme Court by way of writ of certiorari.

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

8. Subsequent Event

On August 11, 2005, the Company announced that it had reached a definitive agreement for the acquisition of all the preferred and common stock of Daou by Proxicom, Inc., a portfolio company of Gores Technology Group, LLC.  The transaction has an aggregate value of approximately $21.6 million, less applicable transaction related expenses. Subject to certain potential pre-closing balance sheet adjustments, each outstanding share of Daou common stock will receive cash equal to approximately $0.305 per share.  The holders of Daou’s Series A-1 Preferred Stock will receive an aggregate of $12.2 million in cash.  The consummation of the transaction is subject to the approval of Daou’s stockholders and other customary conditions. Either party may terminate the agreement in the event that the common stock per share consideration is less than $0.27.  The transaction is expected to close during the fourth quarter of 2005.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of Daou Systems, Inc. You should not place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the word “estimate,” “anticipate,” “hope”, “believe,” “think”, “expect,” “intend”, “plan” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and certain assumptions and entail various risks and uncertainties, including risks and uncertainties relating to: the Company’s ability to sell its services to existing and new customers; the long sales cycle in obtaining new customers and larger contracts; the timing and extent of employee training or the loss of key employees; industry spending patterns and market conditions; the reduction in size, delay in commencement or loss or termination of one or more significant projects; increased competition and the resulting pricing pressure; the Company’s ability to continually offer services and products that meet its customers’ demands, as new technologies or industry standards could render its services obsolete or unmarketable; the ability of the company to successfully execute strategies for realizing shareholder value; the effects of healthcare industry consolidation and changes in the healthcare regulatory environment on existing customer contracts; and the continued effect of our high costs associated with certain dividend rights of our preferred shareholders. In evaluating such statements, you should carefully review various risks and uncertainties identified in this report, including our Financial Statements and the related notes and in our other SEC filings, including those more fully set forth in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of the amended Form 10-K/A Amendment No. 2 for the year ended December 31, 2004 which was filed with the SEC concurrent with the filing of this Form 10-Q. These risks and uncertainties could cause our actual results to differ materially from those indicated in the forward-looking statements. We do not undertake any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Overview of the Company

Daou performs applications consulting and implementation, wireless and traditional network services, enterprise application integration, software engineering and database migration and conversions. Our broad-based technical expertise has led us to key offerings in the integration of legacy systems with emerging technologies, such as web-portals and wireless and other portable computing solutions for the U.S. healthcare industry. Our IT services include data and voice networking, applications consulting and implementation, as well as operational and Internet solutions. We organize our business by markets, with specific focus areas in 1) payers of health care services in the commercial markets, including health plans, insurance companies, managed care organizations, and third party administrators; 2) providers of clinical services such as community and urban hospitals and hospital systems;, and 3) government healthcare organizations including Veterans Health Administration, Department of Defense Military Health Service, and the Department of Health and Human Services.

Overview of the healthcare IT industry and material trends impacting the Company’s results of operations

The healthcare IT market has fared comparatively well in recent months, notwithstanding the industry’s reputation for being slow to adopt new information technologies. The industry’s general hesitation to adopt new technologies is the result of reimbursement pressures, demands of consolidation, and constant pressure to reduce administrative expenditures while improving the quality of care. Executive members participating in a recent Healthcare Information and Management Systems Society (HIMSS) survey said they are still not receiving enough financial support from their organizations to implement IT. The survey indicates that more healthcare organizations will outsource IT functions over the next two years. Even so, the Company believes that IT staffing needs and budgets will continue to rise, although at slower rates than in past years. Also on the increase will be the functionality of Web sites for consumers. In the next two years, more Web sites will enable access to medical records and health assessment applications, HIMSS survey respondents predicted.

The three sectors of the health care market we serve (payers, providers and government) remain under financial pressure to continue to reduce IT related costs while meeting the clinical and administrative demands driving quality of care, reimbursement, and data security. As a result, our revenue from professional services remained flat in the quarter.  However, revenue increased from the sale of materials and equipment to support infrastructure projects, and the completion of a web portal project, resulting in an improvement in overall revenue in the second quarter 2005 as compared to the first quarter 2005, increasing 19% from $6.3 million to $7.4 million.

Key indicators of our financial condition and operating performance

Utilization of our professional staff, which is the ratio of total billable hours to available hours in a given period, and our ability to manage fixed price contracts, are among our top challenges. We employed 100 billable professionals on June 30, 2005. The salaries and benefits of this staff, as well as the direct costs associated with billable sub-contractors, are recognized in our cost of revenue before reimbursable expenses. Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses.

Quarterly net revenues increased by 12% in the second quarter 2005 as compared to the second quarter 2004, up $793,000 to $7.4 million from $6.6 million.  However, this increase was the result of two mobile health implementation projects that began in the second quarter of 2005, the completion of a data center consolidation project in our payer business unit and the improvement in professional services revenue from several large projects in our government business unit.

Selling, general and administrative (SG&A) overhead expenses of $1.6 million in the second quarter 2005 were $1.1 million lower than the second quarter 2004 as a result of reduced: sales and administrative staff, travel and related expenses, and general overhead expenses. We have reduced our general and administrative expenses by managing those costs that are mostly controllable such as staffing, facilities, IT and operating systems in order to more closely align these costs with net revenue.  We are not currently undergoing further reductions in general and administrative expenses, except as taken in the ordinary course of business.

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

We bill our customers for out-of-pocket expenses, primarily travel and related expenses incurred with respect to services provided to customers, and have adopted the provisions of the Emerging Issues Task Force (“EITF”) Topic D-103, Income Statement Characterization of Reimbursements for “Out-of-Pocket” Expenses Incurred, issued in November 2001.  EITF Topic D-103 states that reimbursements received for out of pocket expenses should be characterized as revenue on the income statement.  The application of EITF Topic D-103 does not have an impact on current or previously reported net income (loss) or net income (loss) per share.  We will continue to use net revenue (revenue before reimbursements) and cost of revenue before reimbursable expenses to compute percentage and margin calculations, as well as for purposes of comparing the results of operations for the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004.

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

Sales and marketing expenses primarily consist of the salaries, benefits, travel and other costs of our sales and marketing teams, as well as marketing initiatives and business development expenses. In the second quarter 2005, while we have reduced our overall direct sales expenses, we continue to make investments in our sales development and marketing plans in the provider market as we develop our web portal, integration and mobile health solutions capabilities.

General and administrative expenses primarily consist of the costs attributable to the support of our consultants, such as: investments in information systems, salaries, expenses and office space costs for executive management, financial accounting, purchasing, administrative and human resources personnel, recruiting fees, legal and other professional services.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue before reimbursements (net revenue)	100%	100%	100%	100%
Cost of revenue before reimbursable expenses	70	74	72	78
Gross profit	30	26	28	22
Operating expenses	22	41	26	35
Income (loss) from operations	8	(15)	2	(13)
Other income, net	2	1	2	1
Net income (loss)	10%	(14)%	4%	(12)%

Three Months Ended June 30, 2005 and 2004

Our net revenue increased 12% or $793,000 to $7.4 million for the three months ended June 30, 2005 from $6.6 million for the three months ended June 30, 2004. We experienced an improvement of $862,000 in revenue primarily as a result of the sale of materials and equipment to support IT infrastructure and web portal implementation projects.  Professional services in our government business unit increased by $627,000 but was largely offset by a combined decrease in professional services revenue of $597,000 in our payer and provider business units as well as the closure of our support center in 2004.

Services to our five largest customers accounted for $2.8 million of net revenue for the three months ended June  30, 2005,

representing 38% of total net revenue, with no one customer accounting for more than 10% of total net revenue. This compares to net revenue from the five largest customers for the three months ended June 30, 2004 totaling $2.0 million of net revenue representing 31% of total net revenue; with no one customer accounting for more than 10% of total net revenue.

Cost of revenue before reimbursable expenses increased 7% or $317,000 to $5.2 million for the three months ended June 30, 2005 from $4.9 million for the three months ended June 30, 2004.  This increase was attributable primarily to an increase of $574,000 in materials and equipment related to IT infrastructure projects initiated in the second quarter 2005 and an increase of $113,000 and $109,000 of billable professional staff and sub-contractors in our government business, and partially offset by a decrease of $444,000 in billable sub-contractor expense in our payer business unit.

Gross margin was 30% in the second quarter of 2005, compared to 26% in the second quarter of 2004.  We experienced higher margins on professional services as a result of improved utilization of our billable consultants in all of our business units.

Second quarter 2005 operating results reflected a reduced level of marketing and business development expenses as we continue to lower our costs as a result of lower revenue. For the three months ended June 30, 2005, sales and marketing expenses decreased by $361,000, or 44.6%, to $449,000 from $810,000 for the three months ended June 30, 2004.

General and administrative expenses decreased 39%, or approximately $754,000, to $1.2 million for the three months ended June 30, 2005 from $1.9 million for the three months ended June 30, 2004, partially due to the reduced number of administrative staff, and reduced general overhead costs. We continue to manage those costs that are mostly controllable such as staffing, facilities and operational overhead.

Six Months Ended June 30, 2005 and 2004

Our net revenue decreased 11% or $1.8 million to $13.7 million for the six months ended June 30, 2005 from $15.5 million for the six months ended June 30, 2004.  The decrease was primarily due to the discontinuation of our support center management services and the completion of a large network upgrade project in the first quarter of 2004, and a decline in professional services revenue from our provider and payer business units, offset by an increase in revenue from our government and integration business unit.

Services to our five largest customers accounted for $5.0 million of net revenue for the six months ended June 30, 2005, representing 37% of total net revenue, This compares to net revenue from the five largest customers for the six months ended June 30, 2004 totaling $5.4 million, or 35% of total net revenue with one customer accounting for 11% of total net revenue.

Cost of revenue before reimbursable expenses decreased 18%, or $2.2 million, to $9.8 million on revenue of $13.7 million for the six months ended June 30, 2005, from $12.0 million on revenue of $15.5 million for the six months ended June 30, 2004. The decrease in cost of revenue was attributable to the reduction in our billable workforce and utilization of third party sub-contractors in our provider and payer business units.

Gross margin increased to 28% for the six months ended June 30, 2005 compared to 22% for the six months ended June 30, 2004. We experienced higher margins on professional services related to our payer and government and integration business units, offset by lower margins in our provider services business. Higher margins were attributable to an improvement in the utilization of our professional staff and sub-contractors.

Operating results reflected a reduced level of marketing and business development expenses as we continued to lower our controllable costs as a result of declining revenue. During the first six months of 2005, sales and marketing expenses decreased $904,000 to $1.1 million for the six months ended June 30, 2005 from $2.0 million for the six months ended June 30, 2004.

General and administrative expenses decreased 27%, or $941,000, to $2.5 million for the six months ended June 30, 2005 from $3.5 million for the six months ended June 30, 2004, partially due to the reduced number of administrative staff, and reduced general overhead costs. We continue to manage those costs that are mostly controllable such as staffing, facilities and operational overhead.

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

Liquidity and Capital Resources

At June 30, 2005, we had working capital of approximately $13.8 million.

For the six months ended June 30, 2005, net cash used by operating activities of $1.4 million was attributable to initiating an IT infrastructure service contract in the first and second quarters of 2005, resulting in an increase in accounts receivable and contract work in process, and the decrease in accrued salaries and benefits as a result of the payment of various compensation commitments accrued in 2004. This compares to net cash used by operating activities of $1.9 million for the six months ended June 30, 2004 which was primarily the result of net operating losses experienced in that period.

Net cash used in investing activities was $253,000 for the six months ended June 30, 2005, compared to net cash used in investing activities of $231,000 in the comparable prior period.  The use of these funds in both periods was primarily due to the purchase of fixed assets and, in fiscal 2005, the purchase of available-for-sale investments.

There were no financing activities in the first half of fiscal 2005.  Net cash provided by financing activities for the six months ended June 30, 2004 was $33,000 which was attributable to proceeds from the issuance of common stock.

The Company’s public filings with the SEC from 1999 through 2004 reference an outstanding series of preferred stock referred to as “Series A Preferred Stock.”  This series of preferred stock was authorized and designated pursuant to a Certificate of Designations filed with the Delaware Secretary of State on July 23, 1999 (the Certificate of Designations was filed as Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 29, 1999).  At that time, the Company sold shares of this new Series A Preferred Stock to certain investors.  However, the Company recently discovered that a previously outstanding series of preferred stock, also referred to as “Series A Preferred Stock,” which was outstanding prior to the Company’s initial public offering of its common stock in February 1997 and which was converted to common stock in the initial public offering, was never eliminated from the Company’s Certificate of Incorporation.  Because the earlier Series A Preferred Stock was never eliminated from the Company’s Certificate of Incorporation, the new series of preferred stock issued in July 1999 should have been designated as Series A-1 Preferred Stock, not Series A Preferred Stock.  This error was corrected by a Certificate of Correction filed with the Delaware Secretary of State on June 14, 2005.

In July 1999, the Company issued 2,181,818 shares of Series A-1 Convertible Preferred Stock to Galen Partners and their affiliates for an aggregate amount of $12 million or $5.50 per share. Holders were initially entitled to receive cumulative dividends at the rate of six percent per annum, generally payable in the form of shares of Series A-1 Preferred Stock until July 26, 2001. The dividend rate increased to 7% on July 26, 2001, to 8% on July 26, 2002, to 9% on July 26, 2003, to 10% on July 26, 2004, and will continue to increase an additional 1% on July 26 of each year up to a maximum of 12%. No cash dividends may be paid on the common stock unless full dividends on the Series A-1 Preferred Stock for the then current dividend period have been either paid or declared with a sum sufficient for the payment set apart.

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

On November 9, 2000, as a consequence of the resignation of Larry Grandia, the Company’s former President and Chief Executive Officer, holders of the Series A-1 Preferred Stock had the right to cause the redemption of their Series A-1 Preferred Stock for approximately $12.9 million. The Company entered into an agreement with the holders of the Series A-1 Preferred Stock under which the holders of the Series A-1 Preferred Stock permanently waived their redemption rights in return for $2.0 million in cash and warrants to purchase 3,540,000 shares of the Company’s common stock exercisable at $0.01 per share. The warrants expire on November 9, 2005, and the common stock for which the warrants may be exercised is subject to demand registration rights. The total consideration for this transaction was valued at approximately $4.1 million and for financial reporting purposes was recorded as a one-time dividend in the fourth quarter of 2000.

As of June 30, 2005, the Company had accrued but undeclared preferred stock dividends of approximately $6.7 million (payable in kind by the issuance of approximately 1.2 million shares of Series A-1 Preferred Stock), thereby entitling the holders of the Series A-1 Preferred Stock to a total liquidation preference of approximately $18.7 million.

As a result of the routine review of the Company’s Form 10-K for the year ended December 31, 2004 by the staff of the SEC, the Company examined the classification on its balance sheet of its Series A-1 Preferred Stock.  The Company had classified this amount as a component of stockholders’ equity in its financial statements for the years ended December 31, 2004, 2003 and 2002 filed in its 2004 Form 10-K/A with the SEC.

Based on the staff’s comment, the Company reviewed the terms of the Series A-1 Preferred Stock and noted that in the event of an unsolicited tender offer that results in the Company’s stockholders immediately prior to such transaction not holding at least 50% of the voting securities of the surviving entity, the holders of the Series A-1 Preferred Stock would be entitled to receive for each share of such stock an amount per share at least equal to Five Dollars and Fifty Cents ($5.50) plus any accrued but unpaid dividends.  Because such a transaction could result in a cash liquidation of the Series A-1 Preferred Stock that is outside the control of the Company, management, in consultation with the Company’s independent registered public accounting firm, concluded on July 13, 2005 that the Series A-1 Preferred Stock should be classified as a component of mezzanine equity and not a component of permanent equity on the Company’s balance sheet and that the Company should restate its previously issued financial statements.  On July 18, 2005, the Audit Committee of the Company’s Board of Directors, in consultation with management and the Company’s independent registered public accounting firm, confirmed management’s conclusion that a restatement of the previously issued financial statements was required.  The restatement is an adjustment of the Company’s balance sheet and will have no impact on the Company’s historical or future statements of operations or cash flows.

Although we have an accumulated deficit as of June 30, 2005, we believe that our available funds are sufficient to meet our current operating needs. However, there can be no assurances that our available cash and investments will be adequate to sustain cash requirements in the future. We have no bank debt or outstanding lines of credit.  We may sell additional equity or debt securities or obtain credit facilities. The sale of equity securities could result in dilution to our stockholders and the incurrence of debt could result in interest expense. However, there can be no assurance that we will be able to sell additional equity or debt securities, or be able to obtain financing on acceptable terms, if at all. Our management and Board of Directors continue to explore alternatives to address the Preferred Stock to maximize common shareholder value. In connection with such opportunities, we may decide to incur debt or sell additional equity securities. There can be no assurances that we will be successful in modifying our capital structure.

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

Revenue Recognition

Daou recognizes all of its revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and complies with SAB 104 requirements that the following criteria be met in determining whether revenue has been earned:

• persuasive evidence of an arrangement,

• services have been delivered,

• price is fixed and determinable, and

• collectibility is reasonably assured.

We record revenue from the following types of transactions: i) services performed on an hourly basis, ii) services performed on a fixed fee basis and iii) sales of material and maintenance contracts. In general, Daou enters into contracts with customers to provide services at a specified fee or rate per hour. Revenue from professional services contracts is recognized on an hourly basis as work is performed. Contract revenue for the development and implementation of network solutions under fixed-fee contracts is recognized under a proportionate performance method by determining the level of service performed based upon the amount of labor incurred on the project versus the total labor costs to perform the project as this is the most readily reliable measure of output (i.e. the amount of the installation complete as of any date) for an installation project.  Our policy for recording a provision for a loss on a fixed fee contract would be made during the period when the loss becomes probable and can be reasonably estimated.  There were no contract losses recognized in either fiscal 2005 or fiscal 2004.  Revenue from technical support, network management and help desk services is recognized on a pro-rata basis over the performance period.  Revenue from the sale of material or goods is recognized upon transfer of title as long as the four elements of revenue recognition discussed above are met.

During the six months ended June 30, 2005 and 2004, we were engaged in only one (1) outsourcing contract and that was in the first quarter of 2004. All contracts had expired by the end of the first quarter 2004. Daou hired client employees at the inception of one of the five outsourcing contracts that was initiated on January 23, 1998. Daou’s revenue recognition policy on outsourcing contracts is to recognize revenue ratably over the period that these services are provided. One of these contracts provided contingency payments (risk/reward) based on meeting service level criteria each month.  Daou’s policy on recognizing revenue for these contingency payments was to record the revenue in the period which the contingency was resolved. The contingency revenue was less than 1% of the total revenue earned on this contract.

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

Litigation

We are currently involved in legal proceedings regarding shareholder litigation and other general legal proceedings. As discussed in Note 7 of our financial statements, we believe that the lawsuits are without merit and we intend to defend against them vigorously. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse effect on our financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

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

ITEM 4.                       CONTROLS AND PROCEDURES

The Company evaluates, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of June 30, 2005, in alerting them in a timely manner to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the first quarter of 2005.

During July 2005, a routine review by the SEC staff of our original Form 10-K for the year ended December 31, 2004 resulted in management evaluating the Company’s accounting for the Series A-1 Preferred Stock that was issued in July 1999.  Based on guidance from several technical pronouncements and consultations with the Company’s independent registered public accounting firm, the Company concluded on July 13, 2005 that the Series A-1 Preferred Stock should be classified as a component of mezzanine equity and not a component of permanent equity on the Company’s balance sheet and that the Company should restate its previously issued financial statements.  On July 18, 2005, the Audit Committee of the Company’s Board of Directors, in consultation with management and the Company’s independent registered public accounting firm, confirmed management’s conclusion that a restatement of the previously issued financial statements was required.  The restatement primarily includes a reclassification of Preferred Stock between permanent equity and mezzanine equity on the balance sheet and will have no impact on the Company’s historical or future income statements or cash flows.  Additionally, the Company had previously disclosed the material terms of its preferred stock in its SEC filings.  As such, the Company believes that the conclusion to reclassify the preferred stock does not reflect a weakness in the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(a) and 15d-15(e).  The Company will continue to monitor its internal controls and, if further improvements or enhancements are identified, the Company will take the necessary steps to implement such improvements or enhancements.

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

PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On August 24, 1998, August 31, 1998, September 14, 1998 and September 23, 1998, four separate complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of California.  A group of shareholders has been appointed the lead plaintiff in this federal litigation, and they filed a second amended consolidated class action complaint on January 21, 2000.  This new complaint realleges that the Company improperly used the “percentage-of-completion” accounting method for revenue recognition.  Claims are pleaded under both the 1933 Securities Exchange Act (relating to the Company’s initial public offering) and section 10(b) of the 1934 Securities Exchange Act.  The complaint was brought on behalf of a purported class of investors who purchased the Company’s Common Stock between February 13, 1997 and October 28, 1998, but it does not allege specific damage amounts.

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

Plaintiffs timely noticed an appeal and filed their Appellants’ Brief with the Ninth Circuit Court of Appeals on April 9, 2003.  On July 2, 2003, the Company filed its Respondents’ Brief and Cross-Appeal.  The Cross-Appeal challenges the trial court’s failure to assess whether the complaint complied with applicable pleadings standards.  The matter was argued before the court on February 12, 2004.  On February 2, 2005, the court reversed the dismissal and remanded the case back to the district court. Because it reversed the dismissal, it did not decide the Company’s cross-appeal.  On February 23, 2005, the Company appealed the reversal by way of petition for rehearing to the same panel of the Ninth Circuit Court of Appeals that decided the appeal.  The panel issued its decision on June 21, 2005 denying the petition for rehearing.  As a result, the Company filed another petition for rehearing on July 5. 2005, this one directed to Ninth Circuit en banc.  No hearing date has been set and the plaintiffs have yet to oppose.  If the Court does not grant relief, the Company intends to appeal to the Supreme Court by way of writ of certiorari.

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